Form 10-K405
period 1997-12-31
PROVINCE HEALTHCARE CO
filed 1998-03-31
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
     _________________.

                           COMMISSION FILE NO. 0-23639

                           PROVINCE HEALTHCARE COMPANY
--------------------------------------------------------------------------------
             (Exact Name Of Registrant As Specified In Its Charter)

               DELAWARE                                         62-1710772
               --------                                         ----------
  (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                            Identification No.

105 WESTWOOD PLACE, SUITE 400, BRENTWOOD, TENNESSEE                 37027
---------------------------------------------------           ------------------
     (Address of Principal Executive Officers)                    (Zip Code)

                                 (615) 370-1377
                           --------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
 Title of Each Class                                    on Which Registered
----------------------                            ------------------------------
         NONE                                                NONE

                 Securities registered pursuant to Section 12(g)

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
     ----------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]
                                                     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the shares of Common Stock (based upon the closing price of these shares on March 26, 1998) of the registrant held by nonaffiliates on March 26, 1998 ($24.63 per share), was $67,512,825.

         As of March 26, 1998, 13,009,768 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

        Portions of the Registrant's Proxy
        Statement Relating to the Annual Meeting of
        Shareholders to be held on May 14, 1998.......................Part III

        Portions of the Registrant's Registration
        Statement on Form S-1, Reg. No. 333-34421......................Part IV

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Province Healthcare Company ("Province" or the "Company") is a provider of health care services in attractive non-urban markets in the United States. The Company currently owns or leases eight general acute care hospitals in four states with a total of 570 licensed beds. The Company also provides management services to 50 primarily non-urban hospitals in 17 states with a total of 3,448 licensed beds. The Company offers a wide range of inpatient and outpatient medical services and also provides specialty services including skilled nursing, geriatric psychiatry and rehabilitation. In developing a platform for the provision of health care services within target markets, the Company seeks to acquire hospitals which are the sole or primary providers of health care in those communities. After acquiring a hospital, the Company seeks to improve the hospital's operating performance and to broaden the range of services provided to the community. For the year ended December 31, 1997, the Company had net operating revenue of $170.5 million.

         The Company's objective is to be the leading provider of high quality health care in selected non-urban markets. To achieve this end, the Company seeks to acquire hospitals which are the primary providers of health care in their markets and which present Province's management the opportunity to increase profitability and market share. The Company targets acquisition candidates that: (i) have a minimum service area population of 20,000 with a stable or growing employment base; (ii) are the sole or primary providers of health care services in the community; (iii) have annual net patient revenue of at least $12.0 million; and (iv) have financial performance that will benefit from Province management's proven operating skills. The Company's goal is to acquire two to four hospitals each year of the approximately 1,100 non-urban hospitals that fit the Company's acquisition profile.

         Following the acquisition of a hospital, the Company implements its systematic policies and procedures to improve the hospital's operating and financial performance. Key elements of the Company's operating strategy are to:
(i) expand the breadth of services offered in the community to increase local market share; (ii) improve hospital operations by implementing appropriate expense controls, managing staffing levels, reducing supply costs and renegotiating certain vendor contracts; (iii) recruit additional general practitioners and specialty physicians to the community; and (iv) form relationships with local employers and regional tertiary providers to solidify the position of the Company's hospital as the focal point of the community's health care delivery system.

         Prior to its 1996 recapitalization and merger with PHC of Delaware, Inc. ("PHC"), the Company operated under the name Brim, Inc. ("Brim"). The current operations of the Company include the operations of Brim and PHC. Brim and its predecessors have provided health care services, including managing and operating non-urban hospitals, since the 1970s. PHC was founded in February 1996 by Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV") and Martin S. Rash to acquire and operate hospitals in attractive non-urban markets. In December 1996, Brim was recapitalized (the "Recapitalization"). Subsequently, a subsidiary of Brim was merged into PHC, and PHC became a subsidiary of Brim (the "Merger"). In connection with the Recapitalization, Mr. Rash and Richard D. Gore were elected as the senior management of the Company.

         The Company's management team has extensive experience in acquiring and operating previously under-performing non-urban hospitals. Prior to co-founding PHC, Mr. Rash was the Chief Operating Officer of Community Health Systems, Inc. ("Community"), an acquiror and operator of non-urban hospitals. During Mr. Rash's tenure, Community acquired many non-urban hospitals and owned or leased 36 hospitals at December 31, 1995. Mr. Gore was previously employed as Vice President and Controller of Quorum Health Group, Inc., an owner, operator and manager of acute care hospitals. John M. Rutledge, the Company's Chief Operating Officer, was previously employed as a Regional Vice President/Group Director at Community, reporting directly to Mr. Rash. James Thomas Anderson, the Company's Senior Vice President of Acquisitions and Development, was previously a Vice President/Group Director of Community.

THE NON-URBAN HEALTH CARE MARKET

         According to United States Census data, 33.7% of the United States population lives in counties with populations of less than 150,000. In these non-urban communities, hospitals are typically the primary source of health care, and, in many cases, a single hospital is the only provider of acute care services. As of October 1996, there were approximately 1,500 non-urban hospitals in the United States, over 1,100 of which were owned by not-for-profit or governmental entities.

         The Company believes that non-urban health care markets are attractive to health care service providers. Because non-urban service areas have smaller populations, there are generally only one or two hospitals in each non-urban market, resulting in less competition. The relative dominance of the acute care hospital in these smaller markets also limits the entry of alternate site providers, which provide services such as outpatient surgery, rehabilitation or diagnostic imaging. The demographic characteristics and the relative strength of the local hospital also make non-urban markets less attractive to HMOs and other forms of managed care. In addition, the Company believes that non-urban communities are generally characterized by a high level of patient and physician loyalty that fosters cooperative relationships among the local hospital, physicians and patients.

         Although the characteristics of the non-urban health care market present a number of opportunities, hospitals in such markets have been under considerable pressure. The not-for-profit and governmental entities that typically own and operate these hospitals may have limited access to the capital required to keep pace with advances in medical technology and to make needed capital improvements. Non-urban hospitals also frequently lack the management resources necessary to control hospital expenses, recruit physicians and expand health care services. The increasingly dynamic and complex health care regulatory environment compounds these pressures. Collectively, these factors frequently lead to poor operating performance, a decline in the breadth of services offered, dissatisfaction by community physicians and the perception of subpar quality of care in the community. As a result, patients migrate to, or are referred by local physicians to, hospitals in larger urban markets. Patient migration further increases the financial pressure on non-urban physicians and hospitals, thereby limiting their ability to address the issues which have led to these pressures.

         As a result of these pressures, not-for-profit and governmental owners of non-urban hospitals have increasingly sought to sell or lease these hospitals to companies, like Province, that have the access to capital and management resources to better serve the community. The Company believes that a significant opportunity for consolidation exists in the non-urban health care market.

BUSINESS STRATEGY

         The Company's objective is to be the leading provider of high quality health care in selected non-urban markets. The key elements of the Company's strategy are to:

         Acquire Hospitals in Attractive Non-Urban Markets. The Company seeks to acquire hospitals which are the sole or primary provider of health care in their markets and which present the opportunity to increase profitability and local market share. Approximately 1,100 non-urban hospitals fit the Company's acquisition profile, and the Company's goal is to acquire two to four such hospitals each year.

         Expand Breadth of Services to Increase Local Market Share. The Company seeks to provide additional health care services and care programs in response to the needs of the community. These services may include specialty inpatient services, outpatient services, home health care and mental health clinics. The Company may also make capital investments in technology and the physical plant to further improve both the quality of health care and the reputation of the hospital in the community. By providing a broader range of services and a more attractive care setting, the Company believes it can increase health care expenditures captured locally and limit patient migration to larger urban facilities, thereby increasing hospital revenue.

         Improve Hospital Operations. Following the acquisition of a hospital, the Company augments local management with appropriate operational and financial managers and installs its standardized information system. The local management team implements appropriate expense controls, manages staffing levels according to patient volumes, reduces supply costs by requiring strict compliance with the Company's supply arrangements and renegotiates certain vendor contracts.

         Recruit Physicians. The Company believes that recruiting physicians in local communities is key to increasing the quality and breadth of health care. The Company works with the local hospital board, management and medical staff to determine the number and type of additional physicians needed in the community. The Company's corporate physician recruiting staff then assists the local management team in identifying and recruiting specific physicians to the community to meet those needs.

         Develop Health Care Networks. The Company plans to form networks to address local employers' integrated health care needs and to solidify the position of the Company's hospitals as the focal point of their respective community's health care delivery system. As part of its efforts to develop these networks, the Company seeks relationships with regional tertiary care providers.

ACQUISITION PROGRAM

         The Company's goal is to acquire two to four hospitals each year which are primary providers of health care in attractive non-urban markets and which present the opportunity to increase the hospitals' profitability and local market share. The Company acquires hospital operations by purchasing hospitals or by entering into long-term leases. The Company targets acquisition candidates that: (i) have a minimum service area population of 20,000 with a stable or growing employment base; (ii) are the sole or primary providers of health care services in the community; (iii) have annual net patient revenue of at least $12.0 million; and (iv) have financial performance that will benefit from management's proven operating skills. There are approximately 1,100 hospitals in the United States which meet the Company's target criteria.

         In addition to responding to requests for proposals from entities which are seeking to sell or lease a hospital, the Company proactively identifies acquisition targets through three sources. The Company: (i) seeks to acquire selected hospitals to which it provides contract management services; (ii) identifies attractive markets and hospitals and initiates meetings with hospital owners to discuss the benefits to the community of a possible acquisition by the Company; and (iii) seeks to acquire non-urban hospitals from, or form joint ventures with, hospital systems comprised of one or more urban tertiary care hospitals and a number of non-urban hospitals. Such joint ventures allow the tertiary care hospital to maintain an affiliation to provide tertiary care for the non-urban hospitals without the management responsibility.

         The Company believes that it generally takes six to twelve months between the hospital owner's decision to accept offers and the consummation of a sale or lease. After a potential acquisition has been identified, the Company undertakes a systematic approach to evaluating and closing the transaction. The Company begins the acquisition process with a thorough due diligence review of the target hospital. The Company utilizes its dedicated teams of experienced personnel to conduct a formalized review of all aspects of the target's operations, including Medicare reimbursement, purchasing, fraud and abuse compliance, litigation, capital requirements, and environmental issues. During the course of its due diligence review, the Company prepares an operating plan for the target hospital, identifies opportunities for operating efficiencies and physician recruiting needs, and assesses productivity and management information systems. Throughout the process, the Company works closely with community decision-makers in order to enhance both the community's understanding of the Company's philosophy and abilities and the Company's knowledge of the needs of the community.

         The competition to acquire non-urban hospitals is intense, and the Company believes that often the acquiror will be selected for a variety of reasons, not exclusively on the basis of price. The Company believes it is well positioned to compete for acquisitions for several reasons. The Company's management team has extensive experience in acquiring and operating previously under-performing non-urban hospitals. The Company also benefits from access to capital, strong financial and operating systems, a national purchasing organization, and training programs. The Company believes its strategy of increasing the access to, and the quality of, health care in the communities served by its hospitals aligns its interests with those of the communities. The Company believes that this alignment of interests, together with the Company's reputation for providing market-specific, high quality health care, its focus on physician recruiting and its proactive approach to identifying acquisition targets, enable the Company to compete successfully for acquisitions.

         During 1996, PHC purchased Memorial Mother Frances Hospital in Palestine, Texas and leased Starke Memorial Hospital in Knox, Indiana, and Brim leased Parkview Regional Hospital in Mexia, Texas. In August 1997, the Company leased Needles Desert Communities Hospital in Needles, California (which subsequently changed its name to Colorado River Medical Center). Brim provided management services to Parkview Regional Hospital and Needles Desert Communities Hospital, prior to their respective acquisitions.

HOSPITAL OPERATIONS

         Following the acquisition of a hospital, the Company implements its systematic policies and procedures to improve the hospital's operating and financial performance. The Company implements an operating plan designed to reduce costs by improving operating efficiency and increasing revenue through the expansion of the breadth of services offered by the hospitals and the recruitment of physicians to the community. The Company also plans to form health care networks with employers in the community and regional tertiary care hospitals. Management believes that the long-term growth potential of a hospital is dependent on the Company's ability to add appropriate health care services and effectively recruit physicians.

         Each hospital management team is comprised of a chief executive officer, chief financial officer and chief nursing officer. The Company believes that the quality of the local management team at each hospital is critical to the hospital's success, because the management team is responsible for implementing the elements of the Company's operating plan. The operating plan is developed by the local management team in conjunction with the Company's senior management team and sets forth revenue enhancement strategies and specific expense benchmarks. The Company has implemented a performance-based compensation program for each local management team based upon the achievement of the goals set forth in the operating plan.

         While the local management team is responsible for the day-to-day operations of the hospitals, the Company's corporate staff provides support services to each hospital, including physician recruiting, corporate compliance, reimbursement advice, standardized information systems, human resources, accounting, cash management and other finance activities, tax and insurance support. Financial controls are maintained through utilization of standardized policies and procedures. The Company promotes communication among its hospitals so that local expertise and improvements can be shared throughout the Company's network.

         As part of the Company's efforts to improve access to high quality health care in the communities it serves, the Company adds appropriate services at its hospitals. Services and care programs added may include specialty inpatient services, such as cardiology, geriatric psychiatry, skilled nursing, rehabilitation and subacute care, and outpatient services such as same-day surgery, radiology, laboratory, pharmacy services and physical therapy. The Company may also add home health care services and mental health clinics. Management believes the establishment of quality emergency room departments and obstetrics and gynecological services are particularly important, because they are often the most visible services provided to the community. The Company also makes capital investments in technology and facilities to increase the quality and breadth of services available in the communities. By increasing the services provided at the Company's hospitals and upgrading the technology used in providing such services, the Company believes that it improves the quality of care and the hospitals' reputation in each community, which in turn may increase patient census and revenue.

         To achieve the operating efficiencies set forth in the operating plan, the Company: (i) evaluates existing hospital management; (ii) adjusts staffing levels according to patient volumes using best demonstrated practices by department; (iii) capitalizes on purchasing efficiencies and renegotiates certain vendor contracts; and (iv) installs a standardized management information system. The Company also enforces strict protocols for compliance with the Company's supply contracts. All of the Company's owned and leased hospitals currently purchase supplies and certain equipment pursuant to an arrangement between the Company and a large investor-owned hospital company. Vendor contracts are also evaluated, and based on cost comparisons, contracts are either renegotiated or terminated. The Company prepares for the transition of management information systems to its standardized system prior to the completion of an acquisition, so that the newly-acquired hospital can typically begin using the Company's management information systems immediately following completion of the acquisition.

         The Company works with local hospital boards, management and medical staff to determine the number and type of additional physicians needed in the community. The Company's corporate staff then assists the local management team in identifying and recruiting specific physicians to the community to meet those needs. The majority of physicians who relocate their practices to the communities served by the Company's hospitals are identified by the Company's internal physician recruiting staff, which is supplemented by the efforts of independent recruiting firms. When recruiting a physician to a community, the Company generally guarantees the physician a minimum level of revenue during a limited initial period and assists the physician with his or her transition to the community. The Company requires the physician to repay some or all of the amounts expended for such assistance in the event the physician leaves the community within a specified period. The Company prefers not to employ physicians, and relocating physicians rarely become employees of the Company. The Company plans to form networks to address local employers' health care needs and to solidify the position of the Company's hospitals as the focal point of their respective community's health care delivery system. As part of its efforts to develop these networks, the Company also seeks relationships with regional tertiary care providers.

     Owned and Leased Hospitals

         The Company currently owns or leases eight general acute care hospitals in California, Texas, Colorado and Indiana with a total of 570 licensed beds. Six of the Company's eight hospitals are the only hospital in the town in which they are located. The owned and leased hospitals represented 95.2% and 87.5% of the Company's net operating revenues for the period from February 2, 1996 to December 31, 1996 and the fiscal year ended December 31, 1997, respectively. Management believes that the facilities at its owned and leased hospitals are generally suitable and adequate for the services offered.

         The Company's hospitals offer a wide range of inpatient medical services such as operating/recovery rooms, intensive care units, diagnostic services and emergency room services, as well as outpatient services such as same-day surgery, radiology, laboratory, pharmacy services and physical therapy. The Company's hospitals also frequently provide certain specialty services which include skilled nursing, geriatric psychiatry, rehabilitation and home health care services. The Company's hospitals do not provide highly specialized surgical services such as organ transplants and open heart surgery and are not engaged in extensive medical research or educational programs.

         The following table sets forth certain information with respect to each of the Company's currently owned and leased hospitals.

                                                             LICENSED        OWNED/
             HOSPITAL                                          BEDS          LEASED
             --------                                          ----          ------

             Colorado Plains Medical Center
                      Fort Morgan, Colorado                     40           Leased(1)
             General Hospital
                      Eureka, California                        83           Leased(2)
             Memorial Mother Frances Hospital
                      Palestine, Texas                          97           Owned(3)
             Colorado River Medical Center (formerly
                      Needles Desert Communities Hospital)
                      Needles, California                       53           Leased(4)
             Ojai Valley Community Hospital
                      Ojai, California                         116(5)        Owned
             Palo Verde Hospital
                      Blythe, California                        55           Leased(6)
             Parkview Regional Hospital
                      Mexia, Texas                              77           Leased(7)
             Starke Memorial Hospital
                      Knox, Indiana                             49           Leased(8)
                                                              -----
                      Total                                    570

----------------
(1) The lease expires in April 2014 and is subject to a five-year renewal term. The Company has a right of first refusal to purchase the hospital.

(2) The lease expires in December 2000. The Company has the option to purchase the hospital at any time prior to termination of the lease, subject to regulatory approval.

(3) The hospital is owned by a partnership of which a subsidiary of the Company is the sole general partner (with a 1.0% general partnership interest) and another subsidiary of the Company has a 94.0% limited partnership interest, subject to an option by the other limited partner to acquire an additional 5.0% interest.

(4) The lease expires in July 2012, and is subject to three five-year renewal terms. The Company has a right of first refusal to purchase the hospital.

(5)      Includes a 66-bed skilled nursing facility.

(6) The lease expires in December 2002, and is subject to a ten-year renewal option. The Company has the option to purchase the hospital at any time prior to termination of the lease, subject to regulatory approval.

(7) The lease expires in January 2011, and is subject to two five-year renewal terms. The Company has a right of first refusal to purchase the hospital.

(8) The lease expires in September 2016, and is subject to two ten-year renewal options. The Company has a right of first refusal to purchase the hospital.

         Colorado Plains Medical Center ("Colorado Plains") is located approximately 70 miles northeast of Denver and is the only hospital in town. The hospital is the only rural-based Level III trauma center in Colorado, and one of only 10 such rural centers in the United States. Colorado Plains recently completed an $8.5 million expansion project which included expansion of surgery, recovery, emergency room and radiology facilities as well as a new entrance.
The Company is planning a renovation of the hospital's obstetrical unit in 1998. The hospital also expects to open an inpatient rehabilitation unit in July 1998. The closest competing hospitals are located approximately 50 miles away. Colorado Plains is a sole community provider as designated under Medicare and has a service area population of approximately 43,000.

         General Hospital is located approximately 300 miles north of San Francisco. The hospital also operates a newly-completed ambulatory surgery center located near the hospital. The Company recently completed a renovation of General Hospital's obstetrical unit. There is one other hospital in Eureka, and two small hospitals located 15 and 20 miles away. The nearest tertiary care hospitals are located approximately 160 miles away. General Hospital's service area population is approximately 122,000.

         Memorial Mother Frances Hospital ("Memorial Mother Frances") is located in Palestine, TX, approximately halfway between Dallas and Houston, and approximately 50 miles from Tyler, Texas. The hospital has added a twelve-bed inpatient rehabilitation unit and is in the process of expanding the unit. Memorial Mother Frances Hospital has a relationship with a tertiary care hospital in Tyler. The hospital's primary competitor is also located in Palestine. The hospital's service area population is approximately 104,000.

         Colorado River Medical Center (formerly Needles Desert Communities Hospital) ("Needles") is located approximately 100 miles south of Las Vegas, Nevada and is the only hospital in town. The hospital expects to open an inpatient rehabilitation unit in July 1998. The hospital's primary competitor is located approximately 20 miles away. Needles is a sole community provider as designated under Medicare and has a service area population of approximately 47,000. Effective February 4, 1998, Needles changed its name to Colorado River Medical Center.

         Ojai Valley Community Hospital ("Ojai Valley") is located approximately 85 miles northeast of Los Angeles and is the only hospital in town. Along with its 50-bed acute care hospital, Ojai Valley has a 66-bed skilled nursing facility. In 1997, Ojai Valley purchased a home health business and opened a rural health clinic in a neighboring town. The hospital's primary competitors are located 18 to 20 miles away, but due to the geography and traffic conditions, such hospitals are 30 to 60 minutes away by car. The hospital's service area population is approximately 30,000.

         Palo Verde Hospital is located in southeast California near the Arizona border. It is 120 miles east of Palm Springs, California and is the only hospital in town. The hospital expects to open an inpatient sub-acute unit in March 1998. The hospital's primary competitors are one small hospital located 45 miles away and two large hospitals located approximately 100 miles away. Palo Verde Hospital is a sole community provider as designated under Medicare and has a service area population of approximately 20,000 that increases substantially during the winter months due to a seasonal inflow of residents.

         Parkview Regional Hospital is located approximately 40 miles east of Waco, Texas and is the only hospital in town. The hospital recently completed a $5.7 million expansion and renovation project which included a new emergency room and new radiology, surgery and inpatient rehabilitation departments. The hospital's primary competitors are hospitals located 35 to 40 miles away. The hospital's service area population is approximately 40,000.

         Starke Memorial Hospital ("Starke Memorial") is located approximately 50 miles from South Bend, Indiana and is the only hospital in town. The hospital is affiliated with a tertiary hospital in South Bend. Starke Memorial's primary competitors are two large hospitals, located approximately 30 and 35 miles away. The hospital's service area population is approximately 25,000.

         The Company also owns a 48,000 square foot office building in Portland, Oregon and leases approximately 17,814 square feet of office space for its corporate headquarters in Brentwood,

Tennessee under a 7-year lease which expires on February 28, 2005 and contains customary terms and conditions.

     Sources of Revenue

         The Company receives payments for patient care from private insurance carriers, federal Medicare programs for elderly and disabled patients, HMOs, preferred provider organizations ("PPOs"), state Medicaid programs, the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), employers and patients directly. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Quality Assurance

         The Company's hospitals implement quality assurance procedures to ensure a consistently high level of care. Each hospital has a medical director who supervises and is responsible for the quality of medical care provided. In addition, each hospital has a medical advisory committee comprised of physicians who review the professional credentials of physicians applying for medical staff privileges at the hospital. Medical advisory committees also review and monitor surgical outcomes along with procedures performed and the quality of the logistical, medical and technological support provided to the physician. The Company surveys all of its patients either during their stay at the hospital or subsequently by mail to identify potential areas of improvement. All of the Company's hospitals are accredited by the Joint Commission on Accreditation of Health Care Organizations other than Palo Verde, which is currently pursuing accreditation.

     Regulatory Compliance Program

         The Company is developing a corporate-wide compliance program. In June 1997, the Company hired Starley Carr as its Vice President of Corporate Compliance. Prior to joining the Company, Mr. Carr served with the Federal Bureau of Investigation, where he investigated various white collar crimes, including those related to the health care industry. The Company's compliance program will focus on all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, laboratory and home health care operations.

MANAGEMENT SERVICES

         The Company's management services division provides comprehensive management services to 47 primarily non-urban hospitals in 17 states with a total of 3,295 licensed beds. These services are provided under three- to five-year contracts with the Company. The Company generally provides a chief executive officer, who is an employee of the Company, and may also provide a chief financial officer, but it does not typically employ other hospital personnel. The Company provides a continuum of solutions to the problems faced by these hospitals through services which may include instituting new financial and operating systems and various management initiatives, such as establishing a local or regional provider network to efficiently meet a community's health care needs. Management believes the Company's contract management business provides a competitive advantage in identifying and developing relationships with suitable acquisition candidates and in understanding the local markets in which such hospitals operate. This division represented 9.6% of net operating revenue for the fiscal year ended December 31, 1997. PHC did not provide management services until its acquisition of Brim on December 18, 1996.

COMPETITION

         The primary bases of competition among hospitals in non-urban markets are the quality and scope of medical services, strength of referral network, location, and, to a lesser extent, price. With respect to the delivery of general acute care services, most of the Company's hospitals face less competition in their immediate patient service areas than would be expected in larger communities. While the Company's hospitals are generally the primary provider of health care services in their respective communities, its hospitals face competition from larger tertiary care centers and, in some cases, other non-urban hospitals. Some of the hospitals that compete with the Company are owned by governmental agencies or not-for-profit entities supported by endowments and charitable contributions, and can finance capital expenditures on a tax-exempt basis.

         The Company faces competition for acquisitions primarily from for-profit hospital management companies as well as not-for-profit entities. Some of the Company's competitors have greater financial and other resources than the Company. Increased competition for the acquisition of non-urban acute care hospitals could have an adverse impact on the Company's ability to acquire such hospitals on favorable terms.

EMPLOYEES AND MEDICAL STAFF

         As of March 1, 1998, the Company had 1,240 "full-time equivalent" employees, 39 of whom were corporate personnel. The remaining employees, most of whom are nurses and office personnel, work at the hospitals. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

         The Company typically does not employ physicians and, as of March 30, 1998, the Company employed only eight practicing physicians. Certain of the Company's hospital services, including emergency room coverage, radiology, pathology and anesthesiology services, are provided through independent contractor arrangements with physicians.

GOVERNMENT REIMBURSEMENT

         Medicare payments for general hospital inpatient care are based on a prospective payment system ("PPS"). Under the PPS, a hospital receives a fixed amount for operating costs based on the established fixed payment amount per discharge for categories of hospital treatment, commonly known as a diagnosis related group ("DRG"), for each Medicare inpatient. DRG payments do not consider a specific hospital's costs, but are adjusted for area wage differentials. The DRG payments do not include reimbursement for capital costs. Psychiatric services, long-term care, rehabilitation, pediatric services and certain designated research hospitals, and distinct parts of rehabilitation and psychiatric units within hospitals, are currently exempt from PPS and are reimbursed on a cost-based system, subject to specific reimbursement caps (known as TEFRA limits). For the year ended December 31, 1997, the Company had only one unit that was reimbursed under this methodology.

         For several years, the percentage increases to the DRG rates have been lower than the percentage increases in the cost of goods and services purchased by general hospitals. The index used to adjust the DRG rates is based on the cost of goods and services purchased by hospitals as well as those purchased by non-hospitals (the "Market Basket"). The historical Market Basket rates of increase were 2.0%, 1.5% and 2.0% for federal fiscal years 1995, 1996 and 1997, respectively. The Company anticipates that future legislation may decrease the future rate of increase for DRG payments, but is unable to predict the amount of the final reduction. Medicare reimburses general hospitals' capital costs separately from DRG payments.

         Outpatient services provided at general hospitals typically are reimbursed by Medicare at the lower of customary charges or approximately 90% of actual cost, subject to additional limits on the reimbursement of certain outpatient services.

         The Company anticipates that future legislation may reduce the aggregate reimbursement received, but is unable to predict the amount of the final reduction.

         Each state has its own Medicaid program that is funded jointly by the state and federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit the needs and resources of their citizens. As a result, each state Medicaid plan has its own payment formula and recipient eligibility criteria. The

Company's current operations are in states that have historically had well-funded Medicaid programs with adequate payment rates.

         The Company owns or leases four hospitals in California. The Medicaid program in California, known as Medi-Cal, reimburses hospital inpatient cost on one of three methods: (i) cost-based, subject to various limits known as MIRL/PIRL limits; (ii) negotiated rate per discharge or per diem for hospitals under contract; or (iii) managed care initiatives, where payment rates tend to be capitated and networks must be formed. Three of the Company's four California hospitals are cost-based for Medi-Cal and the other is paid under the contract method. None of the cost-based hospitals is currently subject to a MIRL/PIRL limit, because their cost per discharge has historically been below the limit. There can be no assurance that this will remain the case in the future. Medi-Cal currently has a managed care initiative that is primarily targeted at urban areas. The Company does not expect that Medi-Cal will begin rural managed care contracting in the near future.

         Medicare has special payment provisions for "Sole Community Hospitals" or SCHs. An SCH is generally the only hospital in at least a 35-mile radius. Colorado Plains, Needles and Palo Verde Hospital qualify as SCHs under Medicare regulations. Special payment provisions related to SCHs include a higher DRG rate, which is based on a blend of hospital-specific costs and the national DRG rate; and a 90% payment "floor" for capital costs, thereby guaranteeing the hospital SCH capital reimbursement equal to 90% of capital cost. In addition, the CHAMPUS program has special payment provisions for hospitals recognized as SCHs for Medicare purposes.

         The Omnibus Budget Reconciliation Act of 1993 provides for certain budget targets through federal fiscal year 1997, which, if not met, may result in adjustments in payment rates. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of hospital procedures and costs. Congress recently enacted the Balanced Budget Act of 1997, which establishes a plan to balance the federal budget by fiscal year 2002, and includes significant additional reductions in spending levels for the Medicare and Medicaid programs.

         The Medicare, Medicaid and CHAMPUS programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payment to facilities. The final determination of amounts earned under the programs often requires many years, because of audits by the program representatives, providers' rights of appeal and the application of numerous technical reimbursement provisions. Management believes that adequate provision has been made for such adjustments. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

HEALTH CARE REFORM, REGULATION AND LICENSING

     Certain Background Information

         Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Medicare, Medicaid, and other public and private hospital cost-containment programs, proposals to limit health care spending, proposals to limit prices and industry competitive factors are among the many factors which are highly significant to the health care industry. In addition, the health care industry is governed by a framework of federal and state laws, rules and regulations that are extremely complex and for which the industry has the benefit of only limited regulatory or judicial interpretation. Although the Company believes it is in compliance in all material respects with such laws, rules and regulations, if a determination is made that the Company was in violation of such laws, rules or regulations, its business, financial condition and results of operations could be materially adversely affected.

         There continue to be federal and state proposals that would, and actions that do, impose more limitations on government and private payments to providers such as the Company and proposals to increase co-payments and deductibles from program and private patients. The Company's facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as "utilization review," have resulted in fewer of certain treatments and procedures being performed. Utilization review entails the review of the admission and course of treatment of a patient by a third party. Utilization review by third-party peer review organizations ("PROs") is required in connection with the provision of care paid for by Medicare and Medicaid. Utilization review by third parties is also required under many managed care arrangements.

         Many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures and to make certain changes to private health care insurance. Various states have applied, or are considering applying, for a federal waiver from current Medicaid regulations to allow them to serve some of their Medicaid participants through managed care providers. These proposals also may attempt to include coverage for some people who presently are uninsured, and generally could have the effect of reducing payments to hospitals, physicians and other providers for the same level of service provided under Medicaid.

     Certificate of Need Requirements

         Some states require approval for construction and expansion of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of Need ("CONs"), which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. However, Texas and California, states in which the Company operates six of its eight hospitals, do not currently require CONs for hospital construction or changes in the mix of services. The Company is unable to predict whether it will be able to obtain any CON that may be necessary to accomplish its business objectives in any jurisdiction where such CONs are required.

     Anti-kickback and Self-Referral Regulations

         Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the "anti-kickback" statute (the "Anti-kickback Amendments"), prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other government programs. Sanctions for violating the Anti-kickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services has issued regulations that create safe harbors under the Anti-kickback Amendments ("Safe Harbors"). A given business arrangement which does not fall within a Safe Harbor is not per se illegal; however, business arrangements of health care service providers that fail to satisfy the applicable Safe Harbor criteria risk increased scrutiny by enforcement authorities. The "Health Insurance Portability and Accountability Act of 1996," which became effective January 1, 1997 broadened the scope of certain fraud and abuse laws, such as the Anti-kickback Amendments, to include all health care services, whether or not they are reimbursed under a federal program.

         The Company provides financial incentives to recruit physicians into the communities served by its hospitals, including loans and minimum revenue guarantees. No Safe Harbor for physician recruitment is currently in force. Although the Company is not subject to the Internal Revenue Service Revenue Rulings and related authority addressing recruitment activities by tax-exempt facilities, management believes that such IRS authority tends to set the industry standard for acceptable recruitment activities. The Company believes that its recruitment policies are being conducted in accordance with the IRS authority and industry practice. The Company also enters into certain leases with physicians and is a party to certain joint ventures with physicians. The Company also participates in a group purchasing joint venture. The Company believes that these arrangements do not violate the Anti-kickback Amendments. There can be no assurance that regulatory authorities who enforce the Anti-kickback Amendments will not determine that the Company's physician recruiting activities, other physician arrangements, or group purchasing activities violate the Anti-kickback Amendments or other federal laws. Such a determination could subject the Company to liabilities under the Social Security Act, including exclusion of the Company from participation in Medicare and Medicaid.

         The Company's operations necessarily involve financial relationships with physicians on the medical staff. Such arrangements include professional services agreements for services at its hospitals and physician recruitment incentives to encourage physicians to establish private practices in markets served by the Company's owned or leased hospitals. Although the Company believes that these arrangements are lawful, no safe harbor provisions apply to physician recruitment arrangements not involving physician employment. Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect these arrangements.

         There is increasing scrutiny by law enforcement authorities, the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS"), the courts, and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators have also demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between health care providers and potential referral sources. Enforcement actions have increased, as evidenced by recent highly publicized enforcement investigations of certain hospital activities. Although, to its knowledge, the Company is not currently the subject of any investigation which is likely to have a material adverse effect on its business, financial condition or results of operations, there can be no assurance that the Company and its hospitals will not be the subject of investigations or inquiries in the future.

         In addition, provisions of the Social Security Act restrict referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements (the "Stark Laws"). A person making a referral, or seeking payment for services referred, in violation of Stark would be subject to the following sanctions: (i) civil money penalties of up to $15,000 for each service; (ii) assessments equal to twice the dollar value for each service; and/or (iii) exclusion from participation in the Medicare Program (which can subject the person to exclusion from participation in state health care programs). Further, if any physician or entity enters into an arrangement or scheme that the physician or entity knows or should know has the principal purpose of assuring referrals by the physician to a particular entity, and the physician directly made referrals to such entity, then such physician or entity could be subject to a civil money penalty of up to $100,000. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. The Company's contracts with physicians on the medical staff of its hospitals and its participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments.

         The Company is unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework or in the interpretation of these laws, rules and regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

     Environmental Regulations

         The Company's health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. The Company's operations, as well as the Company's purchases and sales of facilities, are also subject to various other environmental laws, rules and regulations.

     Health Care Facility Licensing Requirements

         The Company's health care facilities are subject to extensive federal, state and local legislation and regulation. In order to maintain their operating licenses, health care facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. The Company's health care facilities hold all required governmental approvals, licenses and permits. All licenses, provider numbers and other permits or approvals required to perform the Company's business operations are held by subsidiaries of the Company. Each of the Company's facilities that is eligible for accreditation is fully accredited by the Joint Commission on Accreditation of Health Care Organizations other than Palo Verde, which is currently pursuing accreditation.

     Utilization Review Compliance and Hospital Governance

         The Company's health care facilities are subject to and comply with various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a PRO to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in general hospital. Medical and surgical services and practices are extensively supervised by committees of staff doctors at each health care facility, are overseen by each health care facility's local governing board, the primary voting members of which are physicians and community members, and are reviewed by the Company's quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

     Governmental Developments Regarding Sales of Not-for-Profit Hospitals

         In recent years, the legislatures and attorneys general of several states have shown a heightened level of interest in transactions involving the sale of non-profit hospitals. Although the level of interest varies from state to state, the trend is to provide for increased governmental review, and in some cases approval, of transactions in which not-for-profit corporations sell a health care facility. Attorneys general in certain states, including California, have been especially active in evaluating these transactions. Although the Company has not yet been adversely affected as a result of these trends, such increased scrutiny may increase the difficulty or prevent the completion of transactions with not-for-profit organizations in certain states in the future.

     California Seismic Standards

         California recently adopted a law requiring standards and regulations to be developed to ensure hospitals meet seismic performance standards. Within three years after adoption of the standards by the California Building Standards Commission, owners of subject properties are to evaluate their facilities and develop a plan and schedule for complying with the standards. The
Commission has adopted evaluation criteria and, just prior to the date of this report, adopted the retrofit standards. Therefore, the Company is unable, at this time, to evaluate its facilities to determine whether the requirements or the cost of complying with these requirements will have a material adverse effect on the Company's business, financial condition or results of operations.

PROFESSIONAL LIABILITY

         As part of its business, the Company is subject to claims of liability for events occurring as part of the ordinary course of hospital operations. To cover these claims, the Company maintains professional malpractice liability insurance and general liability insurance in amounts which management believes to be sufficient for its operations, although some claims may exceed the scope of the coverage in effect. The Company also maintains umbrella coverage. At various times in the past, the cost of malpractice and other liability insurance has risen significantly. Therefore, there can be no assurance that such insurance will continue to be available at a reasonable price for the Company to maintain adequate levels of insurance.

         Through its typical hospital management contract, the Company attempts to protect itself from such liability by requiring the hospital to maintain certain specified limits of insurance coverage, including professional liability, comprehensive general liability, worker's compensation and fidelity insurance, and by requiring the hospital to name the Company as an additional insured party on the hospital's professional and comprehensive general liability policies. The Company's management contracts also usually provide for the indemnification of the Company by the hospital against claims that arise out of the actions of the hospital employees, medical staff members and other non-Company personnel. However, there can be no assurance the hospitals will maintain such insurance or that such indemnities will be available.

ITEM 2.  PROPERTIES

         Information with respect to the Company's hospital facilities and other properties can be found in Item 1 of this Report under the caption, "Business - Hospital Operations - Owned and Leased Hospitals."

ITEM 3.  LEGAL PROCEEDINGS

         The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts or for wrongful restriction of or interference with physician's staff privileges. In certain of these actions, plaintiffs request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any proceeding which, in management's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the Nasdaq National Market ("Nasdaq") under the symbol "PRHC." The Company's Common Stock began publicly trading on February 17, 1998. From February 17, 1998 through March 26, 1998 the Company's Common Stock recorded a high closing price of $24.63 per share and a low closing price of $18.875 per share, as reported by Nasdaq.

         As of March 26, 1998, there were approximately 27 record holders of the Company's Common Stock.

         The Company historically has retained and currently intends to retain all earnings to finance the development and expansion of its operations and, therefore, does not anticipate paying cash dividends or making any other distributions on its shares of Common Stock in the foreseeable future. Furthermore, the Company's credit facilities contain restrictions on the Company's ability to pay dividends. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operations, financial condition, business opportunities, capital requirements and such other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of
(i) the Company's predecessor (Brim) as of and for each of the three fiscal years ended December 31, 1995, and as of December 18, 1996 and for the period January 1, 1996 to December 18, 1996, and (ii) the Company as of December 31, 1996 and 1997 and for the period February 2, 1996 to December 31, 1996 and the year ended December 31, 1997. The selected financial information for the predecessor and the Company has been derived from the audited consolidated financial statements of the predecessor and the Company. The selected consolidated financial data are qualified by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto of the Company and Brim, respectively, appearing elsewhere in this report.

                      Selected Consolidated Financial Data
                      (In Thousands, Except Per Share Data)

                                                Brim(Predecessor)(1)(2)                Company (Successor)(1)(2)
                                   ------------------------------------------------    ------------------------
                                                                         Period Jan.    Period Feb.
                                         Year Ended December 31,         1, 1996 TO     2, 1996 TO  Year Ended
                                   ----------------------------------     Dec. 18,       Dec. 31      Dec. 31,
                                     1993         1994         1995         1996          1996         1997
                                   --------    ---------    ---------    ---------      --------    ---------
INCOME STATEMENT DATA:
Net operating revenue ..........   $ 84,859    $ 102,067    $ 101,214    $ 112,600      $ 17,255     $170,527
Operating expenses .............     80,784       96,887       97,993      109,129        18,268      154,566
Interest expense ...............      1,097          935          738        1,675           976        8,121
Costs of recapitalization ......         --           --           --        8,951            --           --
Loss (gain) on sale of assets ..        (10)        (635)      (2,814)         442            --          115
                                   --------    ---------    ---------    ---------      --------    ---------
Income (loss) from continuing
   operations before provision
   for income taxes and
   extraordinary item ..........      2,988        4,880        5,297       (7,597)       (1,989)       7,725
Provision (benefit) for income
   taxes .......................      1,772        2,022        1,928       (2,290)         (673)       3,650
                                   --------    ---------    ---------    ---------      --------    ---------
Income (loss) from continuing
   operations before
   extraordinary item ..........      1,216        2,858        3,369       (5,307)       (1,316)       4,075
Income (loss) from discontinued
   operations, less applicable
   income taxes ................        593         (157)        (264)       6,015            --           --
                                   --------    ---------    ---------    ---------      --------    ---------
Income (loss) before cumulative
   effect of change in
   accounting for income taxes
   and extraordinary item ......      1,809        2,701        3,105          708        (1,316)       4,075
Extraordinary loss from
   extinguishment of debt, net
   of taxes ....................         --           --           --           --          (262)          --
Cumulative effect of change in
   accounting for income taxes .      1,141           --           --           --            --           --
                                   --------    ---------    ---------    ---------      --------    ---------

Net income (loss) ..............   $  2,950    $   2,701    $   3,105    $     708      $ (1,578)   $   4,075
                                   ========    =========    =========    =========      ========    =========
Preferred stock dividends and
   accretion ...................                                                            (172)      (5,077)
                                                                                        --------    ---------
Net loss to common shareholders                                                         $ (1,750)   $  (1,002)
                                                                                        ========    =========
Net loss per share to common
   shareholders before
   extraordinary item - basic(3)                                                        $  (0.52)   $   (0.17)
                                                                                        ========    =========
Net loss per share to common
   shareholders before
   extraordinary item - diluted(3)                                                      $  (0.52)   $   (0.16)
                                                                                        ========    =========
Cash dividends declared per
   common share ................                                                        $     --    $      --
                                                                                        ========    =========


BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents.......      $ 2,477     $ 1,819      $ 2,287        $ 27,828        $ 11,256        $  4,186
Total assets....................       47,463      50,170       50,888          76,998         160,521         176,461
Long-term obligations, less
   current maturities...........       11,884       9,371        7,161          75,995          77,789          83,043
Mandatory redeemable preferred
   stock........................        8,816       8,816        8,816          31,824          46,227          50,162
Common stockholders' equity
   (deficit)....................        9,973      12,380       15,366         (56,308)           (490)         (1,056)

---------------

(1) PHC was formed on February 2, 1996. On December 18, 1996, Brim completed a leveraged recapitalization. Immediately thereafter on December 18, 1996, a subsidiary of Brim merged with PHC in a transaction in which Brim issued junior preferred stock and common stock in exchange for all of the outstanding common stock of PHC. Because the PHC shareholders became owners of a majority of the outstanding shares of Brim after the Merger, PHC was considered the acquiring enterprise for financial reporting purposes and the transaction was accounted for as a reverse acquisition. Therefore, the historical financial statements of PHC replaced the historical financial statements of Brim, the assets and liabilities of Brim were recorded at fair value as required by the purchase method of accounting, and the operations of Brim were reflected in the operations of the combined enterprise from the date of acquisition. Since PHC had been in existence for less than a year at December 31, 1996, and because Brim had been in existence for several years, PHC is considered the successor to Brim's operations. The balance sheet data of Brim (Predecessor) as of December 18, 1996 represents the historical cost basis of Brim's assets and liabilities after the leveraged recapitalization but prior to the reverse acquisition. The reverse acquisition resulted in a new basis of accounting such that Brim's assets and liabilities were recorded at their fair value in the Company's consolidated balance sheet upon consummation of the reverse acquisition. Although PHC was considered the acquiring enterprise for financial reporting purposes, PHC became a wholly-owned subsidiary of Brim, the predecessor company, as a result of the Merger.

(2) The financial statements of the Company and Brim for the periods presented are not strictly comparable due to the significant effect that acquisitions, divestitures and the Recapitalization have had on such statements. See Note 3 of Notes to Consolidated Financial Statements of the Company, and Notes 3 and 4 of Notes to Consolidated Financial Statements of Brim.

(3) In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this report.

OVERVIEW

         Province Healthcare Company is a health care services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. The Company currently operates eight general acute care hospitals in four states with a total of 570 licensed beds, and manages 50 hospitals in 17 states with a total of 3,448 licensed beds.

         PHC of Delaware, Inc., a subsidiary of the Company, was founded in February 1996 by GTCR Fund IV and Martin S. Rash to acquire and operate hospitals in attractive non-urban markets. PHC acquired its first hospital, Memorial Mother Frances in Palestine, Texas, in July 1996 and acquired Starke Memorial in Knox, Indiana, in October 1996.

         On December 18, 1996, a subsidiary of Brim, Inc. and PHC merged in a transaction in which Brim issued Junior Preferred Stock and Common Stock in exchange for all of the outstanding common stock of PHC and PHC became a wholly-owned subsidiary of Brim. Since the PHC shareholders became owners of a majority of the outstanding shares of Brim after the Merger, PHC was considered the acquiring enterprise for financial reporting purposes and the transaction was accounted for as a reverse acquisition. Therefore, the historical financial statements of PHC replaced the historical financial statements of Brim, the assets and liabilities of Brim were recorded at fair value as required by the purchase method of accounting, and the operations of Brim were reflected in the operations of the combined enterprise from the date of acquisition. Since PHC had been in existence for less than a year at December 31, 1996, and because Brim had been in existence for several years, PHC is considered the successor to Brim's operations. Although PHC was considered the acquiring enterprise for financial reporting purposes, PHC became a wholly owned subsidiary of Brim, the predecessor company, as a result of the Merger.

         On February 4, 1998, the Company merged with and into Province Healthcare Company, a Delaware corporation, to change the Company's name and jurisdiction of incorporation and to make certain other changes to the Company's authorized capitalization.

IMPACT OF ACQUISITIONS AND DIVESTITURES

         An integral part of the Company's strategy is to acquire non-urban acute care hospitals. See "Item 1. Business - Business Strategy." Because of the financial impact of the Company's recent acquisitions, it is difficult to make meaningful comparisons between the Company's financial statements for the fiscal periods presented. In addition, due to the relatively small number of owned and leased hospitals, each hospital acquisition can materially affect the overall operating margin of the Company. Upon the acquisition of a hospital, the Company typically takes a number of steps to lower operating costs. See "Item 1. Business - Hospital Operations." The impact of such actions may be offset by cost increases to expand services, strengthen medical staff and improve market position. The benefits of these investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly-acquired hospital may adversely affect overall operating margins in the near term. As the Company makes additional hospital acquisitions, the Company expects that this effect will be mitigated by the expanded financial base of existing hospitals and the allocation of corporate overhead among a larger number of hospitals.

         In February 1995, Brim acquired two senior living residences for $15.8 million. In September 1995, Brim sold the real property of the two facilities and leased them back under an operating lease agreement for a minimum lease term of 15 years. In May 1995, Brim sold Fifth Avenue Hospital, located in Seattle, Washington, for $6.0 million and recorded a pre-tax gain on this transaction of $2.5 million.

         In February 1996, Brim acquired Parkview Regional Hospital by entering into a 15-year operating lease agreement with two five-year renewal terms, and by purchasing certain assets and assuming certain liabilities for a purchase price of $1.8 million. In December 1996, Brim sold its senior living business (see "--Discontinued Operations") and certain assets related to three medical office buildings.

         In July 1996, PHC purchased certain assets and assumed certain liabilities of Memorial Mother Frances for a purchase price of $23.2 million in a transaction resulting in PHC owning 95.0% of the hospital. In October 1996, PHC acquired Starke Memorial by assuming certain liabilities and entering into a capital lease agreement, and by purchasing certain net assets for a purchase price of $7.7 million. On December 18, 1996, a subsidiary of Brim and PHC merged in a transaction which has been accounted for as a reverse acquisition (i.e., the acquisition of Brim by PHC).

         In August 1997, the Company acquired Needles in Needles, CA by assuming certain liabilities and entering into a lease agreement, and by purchasing certain net assets for a purchase price of $2.6 million.

         The December 31, 1996 results of operations of the Company include five months of operations for Memorial Mother Frances, three months of operations for Starke Memorial, and 13 days of operations for Brim. Brim's operations consisted of five owned/leased hospitals and a hospital management company operation. In the discussion that follows, Memorial Mother Frances, Starke Memorial and Brim are referred to as the "1996 Acquisitions." The December 31, 1997 results include twelve months of operations for all the above entities, plus five months of operations for Needles. Same-store hospital comparisons have not been presented due to the fact that none of the hospitals were owned for all of 1996 and 1997.

DISCONTINUED OPERATIONS

         During the past three years, Brim discontinued certain operations. In May 1995, Brim discontinued its business of providing managed care administration and practice management services to physician groups, reporting an after-tax loss of $0.7 million on the disposition. In September 1995, Brim disposed of its stand-alone business of providing surgery on an outpatient basis for a loss of $0.4 million, net of taxes. In December 1996, immediately prior to the Recapitalization, Brim sold its senior living business for a gain of $5.5 million, net of taxes. The net results of operations of these businesses are included in "Discontinued Operations" in the 1995 and 1996 consolidated financial statements of Brim, Inc.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, information expressed as a percentage of net operating revenue. Such information has been derived from the consolidated statements of operations of the Company (successor) and Brim (predecessor) included elsewhere in this report.

                                                           Brim (Predecessor)                 Company (Successor)
                                                    -------------------------------    -------------------------------
                                                                                         Period From
                                                    Year Ended      Jan. 1, 1996 TO        Feb. 2,          Year Ended
                                                     Dec. 31            Dec. 18,       1996 TO Dec. 31,       Dec. 31,
                                                       1995              1996               1996               1997
                                                      -----              -----              -----              -----
Net patient service revenue ............               75.0%              78.1%              95.2%              87.5%
Management and professional services
   revenue .............................               19.3               16.3                3.5                9.6
Other revenue ..........................                5.7                5.6                1.3                2.9
                                                      -----              -----              -----              -----
Net operating revenue ..................              100.0%             100.0%             100.0%             100.0%
Expenses:
   Salaries, wages and benefits ........               54.6               51.6               44.0               42.7
   Purchased services ..................               14.2               15.3               13.2               13.6
   Supplies ............................               10.0               10.0               11.0                9.7
   Provision for doubtful accounts .....                4.5                6.8               11.1                7.5
   Other operating expenses ............                7.9                7.7               16.6                9.6
   Rentals and leases ..................                3.5                4.0                1.2                2.9
   Depreciation and amortization .......                1.9                1.6                7.6                4.4
   Interest expense ....................                0.7                1.5                5.7                4.8
   Minority interest ...................               --                 --                  1.1                0.2
   Costs of recapitalization ...........               --                  7.9               --                 --
   Loss (gain) on sale of assets .......               (2.8)               0.4               --                  0.1
                                                      -----              -----              -----              -----
Income (loss) from continuing operations
   before provision for income taxes and
   extraordinary item...................                5.2%              (6.7)%            (11.5)%              4.5%

Income (loss) from continuing operations
   before extraordinary item............                3.3%              (4.7)%             (7.6)%              2.4%

Net income (loss) ......................                3.1%               0.6%              (9.1)%              2.4%

         Hospital revenues are received primarily from Medicare, Medicaid and commercial insurance. The percentage of revenues received from the Medicare program is expected to increase due to the general aging of the population. The payment rates under the Medicare program for inpatients are based on a prospective payment system ("PPS"), based upon the diagnosis of a patient. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. In addition, states, insurance companies and employers are actively negotiating the amounts paid to hospitals as opposed to their standard rates. The trend toward managed care, including health maintenance organizations, preferred provider organizations and various other forms of managed care, may affect the hospitals' ability to maintain their current rate of net revenue growth.

         Net operating revenue is comprised of: (i) net patient service revenue from the Company's owned and leased hospitals; (ii) management and professional services revenue; and (iii) other revenue.

         Net patient service revenue is reported net of contractual adjustments and policy discounts. The adjustments principally result from differences between the hospitals' customary charges and payment rates under the Medicare and Medicaid programs. Customary charges have generally increased at a faster rate than the rate of increase for Medicare and Medicaid payments. Operating expenses of the hospitals primarily consist of salaries and benefits, purchased services, supplies, provision for doubtful accounts and other operating expenses (principally consisting of utilities, insurance, property taxes, travel, freight, postage, telephone, advertising, repairs and maintenance).

         Management and professional services revenue is comprised of fees from management and professional consulting services provided to third-party hospitals pursuant to management contracts and consulting arrangements, plus reimbursable expenses. Operating expenses for the management and professional services business primarily consist of salaries and benefits and reimbursable expenses.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO PERIOD FROM FEBRUARY 2, 1996 (PHC'S INCEPTION) TO DECEMBER 31, 1996 (SUCCESSOR)

         The December 31, 1996 results of operations include five months of operations for Memorial Mother Frances, three months of operations for Starke Memorial, and thirteen days of operations for Brim. The December 31, 1997 results include twelve months of operations for the 1996 Acquisitions plus five months of operations for Needles.

         Net operating revenue was $170.5 million in 1997, compared to $17.3 million in 1996, an increase of $153.2 million.

         Net patient service revenue totaled $149.3 million in 1997, compared to $16.4 million in 1996, an increase of $132.9 million. This increase is principally the result of a full year's operations for the 1996 Acquisitions. Net patient services revenue is shown net of contractual adjustments of $100.1 million and $13.5 million in 1997 and 1996, respectively. Cost report settlements and the filing of cost reports in the current year resulted in favorable revenue adjustments of $0 and $3,260,000 (2.2% of net patient service revenue) for the period February 2, 1996 to December 31, 1996 and the year ended December 31, 1997, respectively.

         Management and professional services revenue totaled $16.4 million in 1997, which consisted of management and professional services fees and reimbursable expenses of $9.7 million and $6.7 million, respectively. Management and professional services revenue totaled $0.6 million in 1996 and related to the thirteen days of operations following the acquisition of Brim. Reimbursable expenses (which are included in operating revenue and operating expenses at the same amount) are comprised of salaries, employee benefits and other costs paid by the Company and fully reimbursed by client hospitals.

         Salaries, wages and benefits totaled $72.8 million in 1997, compared to $7.6 million in 1996, an increase of $65.2 million, principally as a result of a full year of operations for the 1996 Acquisitions. Salaries, wages and benefits, excluding reimbursable expenses of $6.7 million and $0.3 million in 1996 and in 1997, respectively increased $55.7 million.

         Purchased services expense totaled $23.2 million in 1997, compared to $2.3 million in 1996, an increase of $20.9 million, principally as a result of a full year of operations for the 1996 Acquisitions.

         Supplies expense totaled $16.6 million in 1997 compared to $1.9 million in 1996, an increase of $14.7 million, principally as a result of a full year of operations for the 1996 Acquisitions.

         The provision for doubtful accounts totaled $12.8 million in 1997, compared to $1.9 million in 1996, an increase of $10.9 million, principally as a result of a full year of operations for the 1996 Acquisitions.

         Other operating expenses totaled $16.3 million in 1997, compared to $2.9 million in 1996, an increase of $13.4 million, principally as a result of a full year of operations for the 1996 Acquisitions.

         Rentals and leases totaled $4.9 million in 1997, compared to $0.2 million in 1996, an increase of $4.7 million, principally as a result of a full year of operations for the 1996 Acquisitions.

         Depreciation and amortization totaled $7.6 million in 1997, compared to $1.3 million in 1996, an increase of $6.3 million, principally as a result of a full year of operations for the 1996 Acquisitions.

         Interest expense totaled $8.1 million in 1997, compared to $1.0 million in 1996, an increase of $7.1 million. This increase resulted primarily from $52.7 million of new bank debt incurred in connection with the Brim Recapitalization, immediately prior to the acquisition of Brim, and an increase of $10.0 million in bank debt during 1997 to fund the acquisition of Needles and the buyout of the operating lease at Ojai.

         The Company recorded a loss on sale of assets of $0.1 million in 1997, related primarily to the sale of unused assets at the hospitals.

         The combined federal and state effective tax rates for 1997 and 1996 were 47.2% and 33.8%, respectively. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 9 of the Notes to Consolidated Financial Statements.

     PERIOD FROM JANUARY 1, 1996 TO DECEMBER 18, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995 (PREDECESSOR)

         Net operating revenue was $112.6 million in 1996, compared to $101.2 million in 1995, an increase of $11.4 million, or 11.3%.

         Net patient service revenue totaled $87.9 million in 1996, compared to $75.9 million in 1995, an increase of $12.0 million, or 15.8%. This increase was principally the result of the Parkview Regional Hospital acquisition ($9.1 million in net patient service revenue). Net patient service revenue increased $2.9 million, or 3.8%, on a same hospital basis related to increased patient volumes, new patient services and increased customary charges. Net patient service revenue is shown net of contractual adjustments of $63.8 million and $57.4 million in 1996 and 1995, respectively.

         The components of management and professional services revenue are as follows (in millions):

                                                                    Period From
                                                  Year Ended         Jan. 1, TO
                                                   Dec. 31,           Dec. 18,         Increase
                                                     1995               1996          (Decrease)
                                                     ----               ----          ----------
       Management fees......................         $10.5               $8.9            $(1.6)
       Professional services fees...........           0.2                0.4              0.2
       Reimbursable expenses................           8.9                9.0              0.1
                                                     -----              -----            -----
                Total.......................         $19.6              $18.3            $(1.3)
                                                     =====              =====            =====

         The decrease in management fees is principally the result of a decline in the number of management contracts, offset partially by price increases. Professional services fees increased $0.2 million in 1996 as a result of the introduction of managed care consulting. Reimbursable expenses increased $0.1 million, or 1.1%, as a result of an increase in the number of management contracts which provide for reimbursable expenses.

         Other revenue totaled $6.4 million in 1996, compared to $5.8 million in 1995, an increase of $0.6 million, or 10.3%. This increase is principally attributable to a $1.0 million fee received in 1996 relating to a terminated merger.

         Salaries, wages and benefits expenses totaled $58.1 million in 1996, compared to $55.3 million in 1995, an increase of $2.8 million, or 5.1%. Salaries, wages and benefits, excluding reimbursable expenses, increased $2.7 million, or 5.8%. The Parkview Regional Hospital acquisition accounted for $4.0 million of this increase. Salaries, wages and benefits decreased $1.3 million, or 2.8%, on a same hospital basis, primarily as a result of the sale of Fifth Avenue Hospital in mid 1995.

         Purchased services expense totaled $17.2 million in 1996, compared to $14.4 million in 1995, an increase of $2.8 million, or 19.4%. The Parkview Regional Hospital acquisition accounted for $1.7 million of this increase. Purchased services increased $1.1 million, or 14.6%, on a same hospital basis, primarily as a result of increased professional fees at the corporate level related to the Recapitalization.

         Supplies expense totaled $11.2 million in 1996, compared to $10.1 million in 1995, an increase of $1.1 million, or 10.9% as a result of the Parkview Regional Hospital acquisition.

         The provision for doubtful accounts totaled $7.7 million in 1996, compared to $4.6 million in 1995, an increase of $3.1 million, or 67.4%. The Parkview Regional Hospital acquisition (ten and a half month's operations in 1996) accounted for $1.0 million of this increase. The provision increased $2.1 million, or 45.7%, on a same hospital basis. Of the same hospital increase, approximately $0.5 million relates to a provision and write-off during 1996 for accounts receivable acquired and subsequently deemed uncollectible at a clinic purchased by one of the leased hospitals, and $0.6 million relates to a provision and a write-off of uncollectible accounts receivable at the management company. The remaining $0.9 million increase reflects a deterioration in the aging of the accounts in 1996.

         Other operating expenses totaled $8.7 million in 1996, compared to $8.0 million in 1995, an increase of $0.7 million, or 8.8%, principally as a result of the Parkview Regional Hospital acquisition.

         Rentals and leases totaled $4.5 million in 1996, compared to $3.6 million in 1995, an increase of $0.9 million, or 25.0%. Of this increase, $0.4 million resulted from the Parkview Regional Hospital acquisition. The remaining increase resulted from scheduled rent increases in the long-term facilities leases and other lease and rental obligations at the other hospitals.

         Depreciation and amortization totaled $1.8 million in 1996, compared to $2.0 million in 1995, a decrease of $0.2 million, or 10.0%. This decrease resulted primarily from the sale of Fifth Avenue Hospital in May 1995 and the short period in 1996.

         Interest expense totaled $1.7 million in 1996, compared to $0.7 million in 1995, an increase of $1.0 million, or 142.9%. This increase resulted primarily from interest penalties required to settle debt on property sold in connection with the sale of the senior living business.

         Recapitalization expense totaled $9.0 million in 1996. This expense consisted of $8.0 million paid to settle options and $1.0 million of transaction-related costs (principally professional fees).

         A loss on sale of assets of $0.4 million was recorded in 1996, compared to a gain of $2.8 million in 1995. The 1996 loss resulted from the sale of certain assets in connection with the Recapitalization. The gain in 1995 resulted from the sale of Fifth Avenue Hospital in May 1995.

         The net result of the above was that Brim recorded a loss from continuing operations before provision for income taxes of $7.6 million in 1996, compared to income from continuing operations of $5.3 million in 1995, a decrease of $12.9 million.

         An income tax benefit of $2.3 million was recognized in 1996, as a result of the $7.6 million loss from continuing operations (30.2% effective rate), compared to tax expense of $1.9 million in 1995 on income of $5.3 million (36.4% effective rate). For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 5 of the Notes to Consolidated Financial Statements of Brim.

         Income from discontinued operations, net of income taxes, in 1996 was $0.5 million, compared to $0.8 million in 1995, a decrease of $0.3 million, or 37.5%. The income is from the operations of the senior living business, which was sold in December 1996.

         Gain on disposal of discontinued operations, net of income taxes, in 1996 was $5.5 million, compared to a loss of $1.0 million in 1995. The 1996 gain is related to the sale of the senior living business. The 1995 loss resulted from the loss on the sale of Brim's managed care business and Fifth Avenue Hospital.

         The net result of the above was that Brim recorded net income in 1996 of $0.7 million, compared to net income of $3.1 million in 1995, a decrease of $2.4 million, or 80.0%.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had working capital of $21.4 million, including cash and cash equivalents of $4.2 million. The ratio of current assets to current liabilities was 1.8 to 1.0 at December 31, 1997, compared to 2.0 to
1.0 at December 31, 1996.

         As with the hospital industry in general, a major component of the Company's working capital is accounts receivable arising from services provided to patients of its owned and leased hospitals. Payments on accounts receivable are made by third-party payors (Medicare, Medicaid, and insurance plans) and directly by the patients. The Company believes that the average collection period for its owned and leased hospitals is consistent with the industry average. Fees for management and professional services are generally paid monthly.

         The Company's cash requirements, excluding acquisitions, have historically been funded by cash generated from operations. Cash provided by operations was $1.6 million for the period February 2, 1996 to December 31, 1996. Cash used in operations totaled $0.8 million for the year ended December 31, 1997.

         Cash provided by investing activities totaled $3.6 million for the period February 2, 1996 to December 31, 1996. Cash used in investing activities totaled $18.2 million for the year ended December 31, 1997. These amounts related to acquisitions of hospitals and purchases and disposals of property, plant and equipment in each period.

         Cash provided by financing activities totaled $6.0 million for the period February 2, 1996 to December 31, 1996 and $12.0 million for the year ended December 31, 1997. These amounts resulted from the proceeds from long-term debt, net of debt refinancing and issuance of stock.

         Capital expenditures for owned and leased hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. Management services activities do not require significant capital expenditures. Capital expenditures for the year ended December 31, 1997 were $15.3 million. The Company expects to make capital expenditures in 1998 of less than $10.0 million, exclusive of any acquisitions of businesses, and excluding the planned renovation of the obstetrical unit at Colorado Plains Medical Center. Planned capital expenditures for 1998 consist principally of capital improvements at owned and leased hospitals. The Company expects to fund these expenditures through cash provided by operating activities and borrowings under its revolving credit agreement.

         The Company intends to purchase or lease additional acute care hospitals, and is actively seeking such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition, or that any needed financing will be available on favorable terms.

         The Company has a $100.0 million Credit Agreement with First Union National Bank of North Carolina, as agent for a syndicated group of lenders. The facility consists of a revolving credit facility in an amount of up to $65.0 million and a term loan facility in the amount of $35.0 million. Amounts outstanding under the Credit Agreement at December 31, 1997 and December 31, 1996 were $82.0 million and $72.0 million, respectively, of which $35.0 million related to the term loan portion of the Credit Agreement as of each such date. Borrowings under the Credit Agreement bear interest, at the Company's option, at the adjusted base rate or at the adjusted LIBOR rate. Interest ranged from 7.9% to 9.3% during the year ended December 31, 1997, and 8.1% to 9.3% during the period February 2, 1996 to December 31, 1996. The Company pays a commitment fee of one-half of one percent on the unused portion of the revolving credit facility. The Company may prepay the principal amount outstanding under the Credit Agreement at any time before maturity. The revolving credit facility matures on December 16, 1999. Borrowings under the revolver for acquisitions require the consent of the lenders. In March 1997, as required under the Credit Agreement, the Company entered into an interest rate swap agreement, which effectively converted for a three-year period $35.0 million of floating-rate borrowings to fixed-rate borrowings, with a current effective rate of 6.3%.

         As discussed below, the Company repaid the $35.0 million term loan and made a payment of $4.5 million on the revolving credit agreement subsequent to December 31, 1997.

         The Credit Agreement contains limitations on the Company's ability to incur additional indebtedness (including contingent obligations), sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, and pay dividends. The Credit Agreement also requires the Company to maintain a specified net worth and meet or exceed certain coverage, leverage, and indebtedness ratios. Indebtedness under the Credit Agreement is secured by substantially all assets of the Company.

         Management has amended and restated the Credit Agreement, subsequent to December 31, 1997, to increase availability under the credit facility to $260.0 million.

         In February 1998, the Company closed an initial public offering of its Common Stock, the net proceeds of which totaled approximately $77.2 million. In addition, in connection with the offering, all outstanding shares of Junior Preferred Stock and accumulated dividends thereon were converted into shares of Common Stock based on the liquidation value of the Junior Preferred Stock and the initial public offering price. Of the net proceeds from the offering, $22.7 million was used to redeem all of the outstanding shares of the Company's Senior Preferred Stock and pay all accumulated dividends thereon, $14.9 million was used to repurchase a portion of the common stock issued upon the conversion of Junior Preferred Stock at the time of the initial public offering, and $39.6 million was used to repay amounts outstanding under the $100.0 million Credit Agreement. Upon completion of the offering, the Company's capital structure consists solely of common equity, and totaled $94.4 million on a pro forma basis as of December 31, 1997, after applying the proceeds of the offering.

         For further information concerning the initial public offering of Common Stock and the pro forma effect of the offering on the Company's financial condition and results of operations, see the unaudited pro forma balance sheet as of December 31, 1997 and the unaudited pro forma statement of operations for the year then ended, included with the Company's historical Consolidated Financial Statements, and Notes 15 and 16 of Notes to Consolidated Financial Statements.

         The Company believes that its future cash flow from operations, together with borrowings available under the Credit Agreement, will be sufficient to fund the Company's operating expenses, capital expenditures and debt service requirements for the foreseeable future. The Company will continue to pursue its acquisition strategy and in connection therewith may pursue additional financings and incur additional indebtedness.

INFLATION

         The health care industry is labor intensive. Wages and other expenses increase, especially during periods of inflation and labor shortages. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company has generally been able to offset increases in operating costs by increasing charges for services and expanding services. The Company has also implemented cost control measures to curb increases in operating costs and expenses. In light of cost containment measures imposed by government agencies and private insurance companies, the Company is unable to predict its ability to offset or control future cost increases, or its ability to pass on the increased costs associated with providing health care services to patients with government or managed care payors, unless such payors correspondingly increase reimbursement rates.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income". The Statement requires that items required to be recognized as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. Adoption of Statement No. 130 will have no impact on the Company's net income or stockholders' equity.

         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The statement affects only disclosures presented in the financial statements and will have no effect on consolidated financial position or results of operations.

IMPACT OF YEAR 2000

         Some older computer programs and systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has replaced the majority of its key financial and operational systems as a part of its systems consolidation in the normal course of business. This replacement has been a planned approach during the last year to enhance or better meet its functional business and operational requirements. Management believes that this program will substantially meet or address its Year 2000 issues. In addition to its replacement program, the Company will require modifying some of its software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The estimated cost of the remaining replacement and modification for the Year 2000 issue is not considered material to the Company's earnings or financial position.

         The Company also plans to initiate a formal communication process with all its significant vendors and third party payors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's system.

         The project is estimated to be completed not later than December 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and hardware and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this discussion, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in regions where the Company operates; demographic changes; the effect of existing or future governmental regulation and federal and state legislative and enforcement initiatives on the Company's business, including the recently-enacted Balanced Budget Act of 1997; changes in Medicare and Medicaid reimbursement levels; the Company's ability to implement successfully its acquisition and development strategy and changes in such strategy; the availability and terms of financing to fund the expansion of the Company's business, including the acquisition of additional hospitals; the Company's ability to attract and retain qualified management personnel and to recruit and retain physicians and other health care personnel to the non-urban markets it serves; the effect of managed care initiatives on the non-urban markets served by the Company's hospitals and the Company's ability to enter into managed care provider arrangements on acceptable terms; the effect of liability and other claims asserted against the Company; the effect of competition in the markets served by the Company's hospitals; and other factors referenced in this report. Certain of these factors are discussed in more detail elsewhere in this report. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the executive officers and directors of the Company is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to the compensation of the Company's executive officers is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1998, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the Proxy Statement are expressly not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners of the Company's Common Stock and management is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions between the Company and its executive officers and directors is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1998.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) and (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The Consolidated Financial Statements and Financial Statement Schedules of the Company required to be included in Part II, Item 8 are indexed on page F-1 and submitted as a separate section of this report.

         All other schedules are omitted, because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

         (a)(3) EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBITS
------   -----------------------

*2.1 Agreement and Plan of Merger, dated as of December 16, 1996, between Brim, Inc. ("Brim") and Carryco, Inc.
*2.2 Plan and Agreement of Merger, dated as of December 17, 1996, between Brim, Principal Hospital Company ("PHC") and Principal Merger Company
*2.3 Agreement and Plan of Merger, dated as of November 27, 1996, between Brim, Brim Senior Living, Inc., Encore Senior Living, L.L.C. and Lee Zinsli
*2.4 Amended and Restated Agreement and Plan of Merger, dated as of January 15, 1998, between Principal Hospital Company and Province Healthcare Company
*3.1     Amended and Restated Certificate of Incorporation of Province
*3.2     Amended and Restated By-laws of Province
*4.1     Form of Common Stock Certificate
*4.2 Securities Purchase Agreement, dated as of December 17, 1996, between Brim and Leeway & Co.
*4.3     Form of Series A Senior Preferred Stock Certificate
*4.4     Form of Series B Junior Preferred Stock Certificate
*4.5 Credit Agreement, dated as of December 17, 1996, among Brim, First Union National Bank of North Carolina, as Agent, and the other lenders party thereto
*4.6 First Amendment to Credit Agreement and Modification of Loan Documents, dated March 26, 1997, among PHC, First Union National Bank of North Carolina, as Agent, and the other lenders under the Credit Agreement
*4.7 Second Amendment to Credit Agreement and Modification of Loan Documents dated August 11, 1997, among PHC, First Union National Bank, as Agent, and the other lenders under the Credit Agreement.
*10.1 Investment Agreement, dated as of November 21, 1996, between Brim, Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV") and PHC
*10.2 First Amendment to Investment Agreement, dated as of December 17, 1996, between Brim, GTCR Fund IV and PHC
*10.3    Form of Investment Agreement Counterpart
*10.4 Preferred Stock Purchase Agreement, dated as of November 25, 1996, between Brim and General Electric Capital Corporation
*10.5 Employment Agreement, dated as of December 17, 1996, by and between Steven P. Taylor and Brim
*10.6 Employment Agreement, dated as of December 17, 1996, by and between A.E. Brim and Brim
*10.7 Stockholders Agreement, dated as of December 17, 1996, by and among Brim, GTCR Fund IV, Leeway & Co., First Union Corporation of Virginia, AmSouth Bancorporation, Martin S. Rash ("Rash"), Richard D. Gore ("Gore"), PHC and certain other stockholders
*10.8 First Amendment to Stockholders Agreement, dated as of July 14, 1997, by and among the Company, GTCR Fund IV, Rash, Gore and certain other stockholders

*10.9 Registration Agreement, dated as of December 17, 1996, by and among Brim, PHC, GTCR Fund IV, Leeway & Co., First Union Corporation of America, AmSouth Bancorporation and certain other stockholders
*10.10 Senior Management Agreement, dated as of December 17, 1996, between Brim, Rash, GTCR Fund IV, Leeway & Co. and PHC
*10.11 First Amendment to Senior Management Agreement, dated as of July 14, 1997, between the Company, Rash and GTCR Fund IV
*10.12 Senior Management Agreement, dated as of December 17, 1996, between Brim, Gore, GTCR Fund IV, Leeway & Co. and PHC
*10.13 First Amendment to Senior Management Agreement, dated as of July 14, 1997, between the Company, Gore and GTCR Fund IV
*10.14 Professional Services Agreement, dated as of December 17, 1996, by and between Golder, Thoma, Cressey, Rauner, Inc., Brim and PHC
*10.15 Lease Agreement, dated December 16, 1985, as amended, by and between Union Labor Hospital Association and Brim Hospitals, Inc.
*10.16 Lease Agreement, dated October 1, 1996, by and between County of Starke, State of Indiana, and Principal Knox Company
*10.17 Lease Agreement, dated December 1, 1992, by and between Palo Verde Hospital Association and Brim Hospitals, Inc.
*10.18 Lease Agreement, dated May 15, 1986, as amended, by and between Fort Morgan Community Hospital Association and Brim Hospitals, Inc.
*10.19 Lease Agreement, dated April 24, 1996, as amended, by and between Parkview Regional Hospital, Inc. and Brim Hospitals, Inc.
*10.20 Lease Agreement and Annex dated June 30, 1997, by and between The Board of Trustees of Needles Desert Communities Hospital and Principal-Needles, Inc.
*10.21 Stock Purchase and Sale Agreement, dated as of November 27, 1996, between Brim, CC-Lantana, Inc. and Lee Zinsli
*10.22 Purchase and Sale Agreement, dated as of November 25, 1996, between Brim, Brim Senior Living, Inc., Brim Pavilion, Inc., and Plaza Enterprises, L.L.C.
*10.23 Corporate Purchasing Agreement, dated April 21, 1997, between Aligned Business Consortium Group and PHC
*10.24   Principal Hospital Company 1997 Long-Term Equity Incentive Plan
*10.25 Lease Agreement, dated December 17, 1996, between Brim and Encore Senior Living, L.L.C.
*10.26 First Amendment to Securities Purchase Agreement, dated as of December 31, 1997, between PHC and Leeway & Co.
*10.27 Second Amendment to Senior Management Agreement, dated as of October 15, 1997, between the Company, Rash and GTCR Fund IV
*10.28 Second Amendment to Senior Management Agreement, dated as of October 15, 1997, between the Company, Gore and GTCR Fund IV
*10.29 Second Amendment to Stockholders Agreement, dated as of December 31, 1997, between the Company, GTCR Fund IV, Rash, Gore and certain other stockholders
*10.30 Asset Acquisition Agreement and Escrow Instructions, dated March 22, 1994, between THC-Seattle, Inc., Community Psychiatric Centers, Brim Fifth Avenue, Inc. and Brim Hospitals, Inc.
*10.31 Bill of Sale and Assignment, dated July 9, 1997, by Nationwide Health Properties, Inc. in favor of Brim Hospitals, Inc.
*10.32 Asset Purchase Agreement, dated July 12, 1996, between Memorial Hospital Foundation-Palestine, Inc. and Palestine Principal Healthcare Limited Partnership.
*10.33 Agreement of Limited Partnership, dated July 17, 1996, between Principal Hospital Company, Palestine-Principal, Inc. and Mother Frances Hospital Regional Healthcare Center.
  21.1   Subsidiaries of the Registrant

27.1   Financial Data Schedule - 1997 (for SEC use only)

27.2   Financial Data Schedule - 1996 Restated (for SEC use only)
---------------

(*) Incorporated by reference from Registrant's Registration Statement on Form S-1, (Registration No. 333-34421).

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

         The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

EXHIBIT
NUMBER   EXHIBIT
------   -------

*10.24   Principal Hospital Company 1997 Long-Term Equity Incentive Plan

--------------------

* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-34421.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Province Healthcare Company


                                             By:  /s/ BRENDA B. RECTOR
                                                  ------------------------------
                                                  Brenda B. Rector
                                                  Vice President and Controller


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                                         Title                                  Date
                 ----                                         -----                                  ----

  /s/ MARTIN S. RASH                        President and Chief Executive Officer,         March 31, 1998
-------------------------------------       Director
     Martin S. Rash

  /s/ RICHARD D. GORE                       Executive Vice President and Chief             March 31, 1998
-------------------------------------       Financial Officer
     Richard D. Gore

  /s/ BRENDA B. RECTOR                      Vice President, Controller and Chief           March 31, 1998
-------------------------------------       Accounting Officer
     Brenda B. Rector

  /s/ BRUCE V. RAUNER                       Director                                       March 31, 1998
-------------------------------------
     Bruce V. Rauner

  /s/ JOSEPH P. NOLAN                       Director                                       March 31, 1998
-------------------------------------
     Joseph P. Nolan

  /s/ A.E. BRIM                             Director                                       March 31, 1998
-------------------------------------
    A.E. Brim

  /s/ MICHAEL T. WILLIS                     Director                                       March 31, 1998
-------------------------------------
     Michael T. Willis

  /s/ DAVID L. STEFFY                       Director                                       March 31, 1998
-------------------------------------
     David L. Steffy

                           PROVINCE HEALTHCARE COMPANY
                 Form 10-K -- Item 8 and Item 14 (a)(1) and (2)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



The following financial statements are included as a separate section of this report:

Province Healthcare Company
Report of Independent Auditors....................................................F-2
Consolidated Balance Sheets at December 31, 1996 and 1997.........................F-3
Consolidated Statements of Operations for the period February 2, 1996 to December 31, 1996 and for the Year Ended December 31, 1997.................F-4
Consolidated Statements of Changes in Common Stockholders' Deficit for
    the period February 2, 1996 to December 31, 1996 and for the Year Ended
    December 31, 1997.............................................................F-5
Consolidated Statements of Cash Flows for the period February 2, 1996 to
    December 31, 1996 and for the Year Ended December 31, 1997....................F-6
Notes to Consolidated Financial Statements........................................F-7



Brim, Inc. and Subsidiaries
Report of Independent Auditors...................................................F-23
Independent Auditors' Report.....................................................F-24
Consolidated Statements of Income for the Year Ended December 31, 1995 and for
    the period January 1, 1996 to December 18, 1996..............................F-25
Consolidated Statements of Cash Flows for the Year Ended December 31, 1995 and
    for the period January 1, 1996 to December 18, 1996..........................F-26
Notes to Consolidated Financial Statements.......................................F-28


The following financial statement schedule is included as a separate section of this report:

Schedule II - Valuation and Qualifying Accounts...................................S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Province Healthcare Company

    We have audited the accompanying consolidated balance sheets of Province Healthcare Company (formerly known as Principal Hospital Company) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in common stockholders' deficit, and cash flows for the period February 2, 1996 (date of inception) to December 31, 1996 and the year ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Province Healthcare Company and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for the period February 2, 1996 to December 31, 1996 and the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  Ernst & Young LLP


Nashville, Tennessee
March 23, 1998

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                                 Pro Forma
                                                                                                                (Unaudited)
                                                                                           December 31         Dec. 31, 1997
                                                                                      1996            1997       (Note 16)
                                                                                    --------        --------   -------------
                                                                                                  (In Thousands)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                         $ 11,256        $  4,186      $  4,186
  Accounts receivable, less allowance for doubtful
    accounts of $4,477 in 1996 and $4,749 in 1997                                     22,829          30,902        30,902
  Inventories                                                                          2,883           3,655         3,655
  Prepaid expenses and other                                                           8,159           8,334         8,334
                                                                                    --------        --------      --------
         Total current assets                                                         45,127          47,077        47,077
Property, plant and equipment, net                                                    49,497          65,974        65,974
Other assets:
  Unallocated purchase price                                                           7,265             760           760
  Cost in excess of net assets acquired, net                                          52,333          53,624        53,624
  Other                                                                                6,299           9,026         9,026
                                                                                    --------        --------      --------
                                                                                      65,897          63,410        63,410
                                                                                    --------        --------      --------
                                                                                    $160,521        $176,461      $176,461
                                                                                    ========        ========      ========

               LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON
                         STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                  $  7,915        $  6,524      $  6,524
  Accrued salaries and benefits                                                        7,772           8,720         8,720
  Accrued expenses                                                                     5,359           4,422         4,422
  Current maturities of long-term obligations                                          1,873           6,053         6,053
                                                                                    --------        --------      --------
         Total current liabilities                                                    22,919          25,719        25,719
Long-term obligations, less current maturities                                        77,789          83,043        43,501
Third-party settlements                                                                6,604           4,680         4,680
Other liabilities                                                                      6,898          13,088         7,373
Minority interest                                                                        574             825           825
                                                                                    --------        --------      --------
                                                                                      91,865         101,636        56,379
Mandatory redeemable preferred stock                                                  46,227          50,162            --
Common stockholders' equity (deficit):
  Common stock--no par value; authorized 20,000,000 shares; issued and outstanding 5,370,500 shares and 6,330,614 shares at December 31, 1996 and 1997, respectively, 13,009,768 shares, $0.01 par value, pro forma
       (unaudited) at December 31, 1997                                                1,680           2,116           130
  Additional paid-in-capital                                                              --              --        97,405
  Retained deficit                                                                    (2,170)         (3,172)       (3,172)
                                                                                    --------        --------      --------
                                                                                        (490)         (1,056)       94,363
                                                                                    --------        --------      --------
                                                                                    $160,521        $176,461      $176,461
                                                                                    ========        ========      ========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                               Pro Forma
                                                                                                              (Unaudited)
                                                                                                              Year Ended
                                                                   Period Feb. 2         Year Ended          Dec. 31, 1997
                                                                  to Dec. 31, 1996      Dec. 31, 1997          (Note 16)
                                                                  ----------------      -------------       --------------
                                                                             (In thousands, except per share data)
Revenue:
  Net patient service revenue                                        $ 16,425             $ 149,296             $149,296
  Management and professional services                                    607                16,365               16,365
  Other                                                                   223                 4,866                4,866
                                                                     --------             ---------             --------
         Net operating revenue                                         17,255               170,527              170,527
                                                                     --------             ---------             --------
Expenses:
  Salaries, wages and benefits                                          7,599                72,846               72,846
  Purchased services                                                    2,286                23,242               23,242
  Supplies                                                              1,897                16,574               16,574
  Provision for doubtful accounts                                       1,909                12,812               12,812
  Other operating expenses                                              2,872                16,318               16,318
  Rentals and leases                                                      214                 4,888                4,888
  Depreciation and amortization                                         1,307                 7,557                7,557
  Interest expense                                                        976                 8,121                4,787
  Minority interest                                                       184                   329                  329
  Loss on sale of assets                                                   --                   115                  115
                                                                     --------             ---------             --------
         Total expenses                                                19,244               162,802              159,468
                                                                     --------             ---------             --------
Income (loss) before income taxes                                      (1,989)                7,725               11,059
Income taxes (benefit)                                                   (673)                3,650                4,949
                                                                     --------             ---------             --------
Income (loss) before extraordinary item                                (1,316)                4,075                6,110
Loss from early retirement of debt,
  net of taxes of $167                                                   (262)                   --                   --
                                                                     --------             ---------             --------
Net income (loss)                                                      (1,578)                4,075                6,110
Preferred stock dividends and accretion                                  (172)               (5,077)                  --
                                                                     --------             ---------             --------
Net income (loss) to common shareholders                             $ (1,750)            $  (1,002)            $  6,110
                                                                     ========             =========             ========
Income (loss) per share to common shareholders--basic:
    Income (loss) before extraordinary item                          $  (0.52)            $   (0.17)            $   0.49
    Extraordinary item                                                  (0.09)                   --                   --
                                                                     --------             ---------             --------
    Net income (loss) to common shareholders                         $  (0.61)            $   (0.17)            $   0.49
                                                                     ========             =========             ========
Income (loss) per share to common shareholders--diluted:
    Income (loss) before extraordinary item                          $  (0.52)            $   (0.16)            $   0.46
    Extraordinary item                                                  (0.09)                   --                   --
                                                                     --------             ---------             --------
    Net income (loss) to common shareholders                         $  (0.61)            $   (0.16)            $   0.46
                                                                     ========             =========             ========



                             See accompanying notes.

                            PROVINCE HEALTHCARE COMPANY

                  CONSOLIDATED STATEMENTS OF CHANGES IN COMMON
                              STOCKHOLDERS' DEFICIT
                             (Dollars in thousands)

                                                                                               Notes
                                   Class A Common       Class B Common       No Par Value    Receivable
                                       Stock                Stock            Common Stock       for
                                -------------------    ----------------   ------------------   Common    Retained
                                Shares       Amount    Shares    Amount    Shares     Amount   Stock      Deficit     Total
                                -------     -------    -------   ------   ---------   ------   -----      -------    --------
Balance at February 2, 1996          --    $     --         --    $ --           --   $   --   $  --      $    --    $     --
  Issuance of stock              13,983      13,983     85,890      86           --       --    (211)          --      13,858
  Dividends on Class A
    Common Stock                    420         420         --      --           --       --      --         (420)         --
  Exchange of PHC Class A and
    Class B common stock for
    Brim common stock           (14,403)    (14,403)   (85,890)    (86)   2,757,947       86     211           --     (14,192)
  Reverse acquisition of Brim        --          --         --      --    2,612,553    1,594      --           --       1,594
  Preferred stock dividends
    and accretion                    --          --         --      --           --       --      --         (172)       (172)
  Net loss                           --          --         --      --           --       --      --       (1,578)     (1,578)
                                -------    --------    -------    ----    ---------   ------   -----      -------    --------
Balance at December 31, 1996         --          --         --      --    5,370,500    1,680      --       (2,170)       (490)
Issuance of stock                    --          --         --      --      960,114      436      --           --         436
Preferred stock dividends
   and accretion                     --          --         --      --           --       --      --       (5,077)     (5,077)
  Net income                         --          --         --      --           --       --      --        4,075       4,075
                                -------     -------    -------     ---    ---------   ------   -----      -------    --------
Balance at December 31, 1997         --    $     --         --    $ --    6,330,614   $2,116   $  --      $(3,172)   $ (1,056)
                                =======    ========    =======    ====    =========   ======   =====      =======    ========




                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Period Feb. 2      Year Ended
                                                                             to Dec. 31, 1996   Dec. 31, 1997
                                                                             ----------------   -------------
                                                                                       (In thousands)
Operating activities
Net income (loss)                                                               $  (1,578)         $  4,075
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                                                   1,307             7,557
    Provision for doubtful accounts                                                 1,909            12,812
    Deferred income taxes                                                            (874)            4,677
    Extraordinary charge from retirement of debt                                      429                --
    Provision for professional liability                                              200                36
    Loss on sale of assets                                                             --               115
    Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
         Accounts receivable                                                       (3,243)          (20,885)
         Inventories                                                                   91              (712)
         Prepaid expenses and other                                                   724            (3,833)
         Other assets                                                                 375            (2,256)
         Accounts payable and accrued expenses                                      2,160            (2,449)
         Accrued salaries and benefits                                                643               860
         Third-party settlements                                                       --            (1,924)
         Other liabilities                                                           (507)            1,089
                                                                                ---------          --------
    Net cash provided by (used in) operating activities                             1,636              (838)

Investing activities
    Purchase of property, plant and equipment                                      (1,043)          (15,557)
    Purchase of acquired companies, net of cash
      received                                                                      4,645            (2,673)
                                                                                ---------          --------
    Net cash provided by (used in) investing activities                             3,602           (18,230)

Financing activities
    Proceeds from long-term debt                                                   19,300            12,000
    Repayments of debt                                                            (26,431)           (4,143)
    Additions to deferred loan costs                                                 (709)               --
    Issuance of common stock                                                       13,858               436
    Issuance of preferred stock                                                        --             3,705
                                                                                ---------          --------
    Net cash provided by financing activities                                       6,018            11,998
                                                                                ---------          --------
    Net increase (decrease) in cash and cash equivalents                           11,256            (7,070)
    Cash and cash equivalents at beginning of period                                   --            11,256
                                                                                ---------          --------
    Cash and cash equivalents at end of period                                  $  11,256          $  4,186
                                                                                =========          ========
Supplemental cash flow information
    Interest paid during the period                                             $   1,011          $  7,143
    Income taxes paid during the period                                         $      --          $  5,639
                                                                                =========          ========

Acquisitions
    Assets acquired                                                             $ 148,326          $  3,191
    Liabilities assumed                                                          (119,553)             (518)
    Common and preferred stock issued                                             (33,418)               --
                                                                                ---------          --------
    Cash paid (received)                                                        $  (4,645)         $  2,673
                                                                                =========          ========
Noncash transactions
    Dividends and accretion                                                     $     172          $  5,077
                                                                                =========          ========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

1.  ORGANIZATION

     The Company (formerly Principal Hospital Company (PHC) until February
4, 1998) was founded on February 2, 1996. The Company is engaged in the business of owning, leasing and managing hospitals in non-urban communities principally in the northwestern and southwestern United States.

      As more fully discussed in Note 3, on December 18, 1996, a subsidiary of Brim, Inc. (Brim) and PHC merged in a transaction in which Brim issued junior preferred stock and common stock in exchange for all of the outstanding Class A and Class B common stock of PHC. As the PHC shareholders became owners of a majority of the outstanding shares of Brim after the merger, PHC was considered the acquiring enterprise for financial reporting purposes and the transaction was accounted for as a reverse acquisition. Therefore, the historical financial statements of PHC replaced the historical financial statements of Brim, the assets and liabilities of Brim were recorded at fair value as required by the purchase method of accounting, and the operations of Brim were reflected in the operations of the combined enterprise from the date of acquisition. As PHC was in existence for less than a year at December 31, 1996 and because Brim has been in existence for several years, PHC is considered the successor to Brim's operations. Brim, the predecessor company and surviving legal entity, changed its name to Principal Hospital Company on January 16, 1997. Subsequently, on February 4, 1998, the merged company was renamed Province Healthcare Company during the reincorporation more fully described in Note 15.

2.  ACCOUNTING POLICIES

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and partnerships in which the Company or one of its subsidiaries is a general partner and has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

      Certain reclassifications have been made to the prior year financial statements to conform to the 1997 presentation. These reclassifications had no effect on net income.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

     Cash equivalents include all highly liquid investments with an original maturity of three months or less when acquired. The Company places its cash in financial institutions that are federally insured and limits the amount of credit exposure with any one financial institution.

Patient Accounts Receivable

    The Company's primary concentration of credit risk is patient accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. The Company manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. Significant concentrations of gross patient accounts receivable at December 31, 1996 and 1997, consist of receivables from Medicare of 29% and 36%, respectively, and Medicaid of 17% and 12%, respectively. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of the Company's operations.

Inventories

    Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment

    Property, plant and equipment are stated on the basis of cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase values, change capacities or extend useful lives are capitalized. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 3 to 40 years. Amortization of equipment under capital leases is included in the provision for depreciation.

Intangible Assets

    Intangible assets arising from the accounting for acquired businesses are amortized using the straight-line method over the estimated useful lives of the related assets which range from 5 years for management contracts to 20 to 35 years for cost in excess of net assets acquired. The Company reviews its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flows of the acquired business or from the use of the asset over the remaining amortization period is less than the carrying amount of the asset. As of December 31, 1997, in the opinion of management, there has been no such impairment.

    At December 31, 1996 and 1997, cost in excess of net assets acquired totaled $52,393,000 and $55,653,000, respectively, and accumulated amortization totaled $60,000 and $2,029,000, respectively. Management contracts are included in other noncurrent assets. At December 31, 1996 and 1997, management contracts totaled $1,200,000 and accumulated amortization totaled $9,000 and $249,000, respectively.

Other Assets

    Deferred loan costs are included in other noncurrent assets and are amortized over the term of the related debt by the interest method. At December 31, 1996 and 1997, deferred loan costs totaled $2,959,000 and $3,083,000, respectively, and accumulated amortization totaled $48,000 and $916,000, respectively.

Risk Management

    The Company maintains self-insured medical and dental plans for employees. Claims are accrued under these plans as the incidents that give rise to them occur. Unpaid claim accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and past experience. The Company has entered into reinsurance agreements for certain plans with independent insurance companies to limit its losses on claims. Under the terms of these agreements, the insurance companies will reimburse the Company based on the level of reinsurance which ranges from $30,000 per individual claim up to $1,000,000. These reimbursements are included in salaries, wages and benefits in the accompanying consolidated statements of operations.

    The Company is insured for professional liability based on a claims-made policy purchased in the commercial insurance market. The provision for professional liability and comprehensive general liability claims include estimates of the ultimate costs for claims incurred but not reported, in accordance with actuarial projections based on past experience. Management is aware of no potential professional liability claims whose settlement, if any, would have a material adverse effect on the Company's consolidated financial position or results of operations.

Other Noncurrent Liabilities

    Other noncurrent liabilities consist primarily of insurance liabilities, supplemental deferred compensation liability, and deferred income taxes.

Patient Service Revenue

    Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Estimated settlements under third-party reimbursement agreements are accrued in the period the related services are rendered and adjusted in future periods as final settlements are determined.

    Approximately 63% and 62% of gross patient service revenue for the period February 2, 1996 to December 31, 1996, and for the year ended December 31, 1997, respectively, are from participation in the Medicare and state sponsored Medicaid programs.

Management and Professional Services

    Management and professional services is comprised of fees from management and professional services provided to third-party hospitals pursuant to management contracts and consulting arrangements. The base fees associated with the hospital management contracts are determined in the initial year of the contract on an individual hospital basis. In certain contracts, the Company is entitled to a yearly bonus based on the performance of the managed hospital. The base fee, which is fixed, is based on a fair market wage and is not dependent on any bonus structure. The management contracts are adjusted yearly based on an agreed upon inflation indicator. The substantial majority of management and professional services revenue consists of the management fees earned under the hospital management contracts and reimbursable expenses. The reimbursable expenses relate to salaries and benefits of Company employees that serve as executives at the managed hospitals. The salaries and benefits of these employees are legal obligations of, and are paid by, the Company and are reimbursed by the managed hospitals. Fees are recognized as revenue as services are performed. Reimbursable expenses are included in salaries, wages and benefits in the accompanying consolidated statements of operations. Management and professional services revenue, excluding reimbursable expenses, was $294,000 and $9,690,000 for the period February 2, 1996 to December 31, 1996 and for the year ended December 31, 1997, respectively. The Company does not maintain any ownership interest in and does not fund operating losses or guarantee any minimum income for these managed hospitals. The Company does not have any guarantees to these hospitals, except for two managed hospitals for which the Company has guaranteed the hospitals' long-term debt of $690,000.

Stock Based Compensation

    The Company, from time to time, grants stock options for a fixed number of common shares to employees. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market price of the underlying stock on the date of grant.

Interest Rate Swap Agreements

    The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received is recognized over the life of the agreement as an adjustment to interest expense.

Earnings Per Share

    In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to Statement 128 requirements.

Recently Issued Accounting Pronouncements

    In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement requires that items required to be recognized as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. Adoption of Statement No. 130 will have no impact on the Company's net income or stockholders' equity.

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The statement affects only disclosures presented in the financial statements and will have no effect on consolidated financial position or results of operations.

3.  ACQUISITIONS

Memorial Mother Frances Hospital

    In July 1996, the Company purchased certain assets totaling $26,394,000 and assumed certain liabilities totaling $3,211,000 of Memorial Mother Frances Hospital for a purchase price of $23,183,000, summarized as follows (In thousands):

    Assets acquired:
      Current assets                                     $ 3,545
      Property, plant and equipment, net                  22,849
                                                         -------
                                                          26,394
    Liabilities assumed:
      Current liabilities                                   (478)
      Long-term obligations                               (2,234)
      Other liabilities                                     (499)
                                                         -------
                                                          (3,211)
                                                         -------
    Purchase price                                       $23,183
                                                         =======

Starke Memorial Hospital

    In October 1996, the Company acquired Starke Memorial Hospital by assuming certain liabilities ($211,000), purchasing current assets ($458,000) and entering into a capital lease agreement for a purchase price of $7,742,000. The allocation of the unallocated purchase price of $7,495,000 was finalized in the third quarter of 1997 and consisted of property, plant and equipment and cost in excess of net assets acquired of $5,201,000 and $2,294,000 respectively. The cost in excess of net assets acquired is being amortized over 20 years.

Brim, Inc.

    On December 18, 1996, a subsidiary of Brim merged with PHC. Brim was engaged in the business of owning, leasing and managing hospitals in non-urban communities primarily in the northwestern and southwestern United States. In exchange for their shares in PHC, the PHC shareholders received 14,403 shares of newly-designated redeemable junior preferred stock and 2,757,947 shares of newly designated common stock of Brim. As discussed in Note 1, the merger was accounted for as a reverse acquisition under the purchase method of accounting and, for accounting purposes, PHC was considered as having acquired Brim. The historical financial statements of PHC became the historical financial statements of Brim and include the results of operations of Brim from the effective date of the merger, December 18, 1996. The reverse acquisition of Brim by PHC resulted in cost in excess of net assets acquired of $52,393,000 summarized as follows (In thousands):

  Purchase price                                                    $  1,594
  Add liabilities assumed:
    Current liabilities                                               18,768
    Long-term obligations, less current maturities                    75,943
    Other liabilities                                                 13,889
                                                                    --------
                                                                     108,600
  Mandatory redeemable preferred stock                                31,824
                                                                    --------
                                                                     140,424
  Less assets acquired:
    Current assets                                                    57,015
    Property, plant and equipment, net                                26,570
    Other noncurrent assets                                            4,840
    Management contracts                                               1,200
                                                                    --------
                                                                      89,625
                                                                    --------
  Cost in excess of net assets acquired                             $ 52,393
                                                                    ========

   The cost in excess of net assets acquired is being amortized over a period ranging from 20 to 35 years, resulting in a weighted average useful life of
30.9 years.

   The principal elements of transactions occurring in conjunction with the reverse acquisition included the following:

         - First Additional Investment--As a result of the reverse acquisition, PHC assumed an agreement between Brim and Golder, Thoma, Cressey, Rauner Fund IV, L.P. (GTCR Fund IV) that granted GTCR Fund IV the right to acquire, at its sole discretion, up to 2,733 shares of the Company's redeemable junior preferred stock at a price of $1,000 per share, and up to 448,033 shares of the Company's common stock at a price of $0.61 per share, at any time through December 17, 1999. The agreement provided that Leeway & Co., Mr. Martin Rash, Mr. Richard Gore, and two banks were obligated to purchase redeemable junior preferred stock and common stock in specified amounts at the same per share prices in the event GTCR Fund IV exercised its right to acquire junior preferred and common stock. In July 1997, GTCR Fund IV exercised its right and, accordingly, 3,755 shares of redeemable junior preferred stock and 706,886 shares of common stock were purchased for net proceeds of $4,182,000 by GTCR Fund IV, Mr. Rash, Mr. Gore, and two banks.

         - Second Additional Investment--The agreement discussed immediately above also granted GTCR Fund IV the right to acquire up to 4,545 shares of the Company's redeemable junior preferred stock at a price of $1,000 per share, and up to 745,082 shares of the Company's common stock at a price of $0.61 per share, at any time after the date upon which the investment discussed above was completed and before December 17, 1998. The agreement also granted Leeway & Co. the right to acquire senior preferred stock, redeemable junior preferred stock, common stock, and a common stock warrant, and granted Mr. Rash and Mr. Gore the right to acquire common stock, in specified amounts at the same per share prices in the event GTCR exercised its right to acquire junior preferred and common stock. In connection with the public offering of its common stock, the rights of GTCR Fund IV, Leeway & Co., Mr. Rash, and Mr. Gore, to purchase stock of the Company pursuant to the Second Initial Investment were terminated with no purchases being made (see note 15.)

         - The Company approved a plan to terminate approximately 200 corporate and hospital operating personnel of Brim. The Company accrued approximately $2,190,000 of severance liability relating to these approved terminations as of December 31, 1996 and included this liability in the cost in excess of net assets acquired of Brim. Subsequent to December 31, 1996, the Company terminated approximately 200 employees and paid severance benefits of the full amount of the recorded severance liability.

         - As a result of the reverse acquisition, PHC is deemed for financial reporting purposes to have assumed a warrant that had been issued by Brim for 253,228 shares of Brim's common stock. The warrant has an exercise price of $0.061 per share and has a twelve-year term (see Note 7).

Needles Desert Communities Hospital

         Effective August 1, 1997, the Company acquired Needles Desert Communities Hospital (which subsequently changed its name to Colorado River Medical Center) by entering into a 15-year lease agreement with three five-year renewal terms and by purchasing assets totaling $1,139,000, prepaying rent totaling $2,052,000 and assuming certain liabilities totaling $518,000.

Other Information

         In accordance with its stated policy, management of the Company evaluates all acquisitions independently to determine the appropriate amortization period for cost in excess of net assets acquired. Each evaluation includes an analysis of factors such as historic and projected financial performance, evaluation of the estimated useful lives of buildings and fixed assets acquired, the indefinite lives of certificates of need and licenses acquired, the competition within local markets, and lease terms where applicable.

         The foregoing acquisitions were accounted for using the purchase method of accounting. The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition.

         The following pro forma information reflects the operations of the entities acquired in 1996 and 1997, as if the respective transactions had occurred as of January 1, 1996. The pro forma results of operations do not purport to represent what the Company's results would have been had such transactions in fact occurred at January 1, 1996. (In thousands, except per share data).


                                                                                      1996                1997
                                                                                      ----                ----
      Total revenue                                                                  $164,748           $177,248
      Net loss                                                                       $(11,607)          $  3,435
      Net loss per share to common shareholders--basic                               $  (4.06)          $   0.59
      Weighted average common shares                                                    2,860              5,787

      The Company has minority ownership in various health care related businesses. These investments are accounted for by the equity method. The assets, liabilities and results of operations of these businesses are not material to the consolidated financial statements.


4.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following (In thousands):

                                                                                               December 31,
                                                                                           1996            1997
                                                                                           ----            ----

         Land                                                                             $ 2,181          $  4,991
         Leasehold improvements                                                             2,616             3,114
         Buildings and improvements                                                        31,359            37,310
         Equipment                                                                         12,359            22,846
                                                                                          -------           -------
                                                                                           48,515            68,261
         Less allowances for depreciation and amortization                                   (927)           (5,900)
                                                                                          -------           -------
                                                                                           47,588            62,361
         Construction-in-progress (estimated cost to complete
           at December 31, 1997--$10,992)                                                   1,909             3,613
                                                                                          -------           -------
                                                                                          $49,497           $65,974
                                                                                          =======           =======

         Assets under capital leases were $18,491,000 and $23,619,000 net of accumulated amortization of $171,000 and $2,684,000 at December 31, 1996 and 1997, respectively. Interest is capitalized in connection with construction projects at the Company's facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1996 and 1997, respectively, $28,000 and $223,000 of interest cost was capitalized.

5.  LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following (In thousands):

                                                                                                  December 31,
                                                                                            1996               1997
                                                                                            ----               ----

         Revolving credit agreement                                                       $37,000           $47,000
         Term loan                                                                         35,000            35,000
         Other debt obligations                                                                87                47
                                                                                          -------           -------
                                                                                           72,087            82,047
         Obligations under capital leases (see Note 11)                                     7,575             7,049
                                                                                          -------           -------
                                                                                           79,662            89,096
         Less current maturities                                                           (1,873)           (6,053)
                                                                                          -------           -------
                                                                                          $77,789           $83,043
                                                                                          =======           =======

         Prior to the merger with Brim (see Note 3), the Company had outstanding debt of $19,300,000. In connection with the merger, the Company repaid its outstanding debt and reported a $262,000 loss on early retirement, net of taxes of $167,000, as a result of the write off of related deferred financing costs.

         As a result of the reverse acquisition of Brim, the Company assumed a $100 million credit facility of Brim, consisting of a revolving credit agreement in an amount of up to $65,000,000 and a term loan in the amount of $35,000,000. There was $47,000,000 of borrowings outstanding under the revolving credit agreement and $35,000,000 under the term loan at December 31, 1997. Future borrowings under the revolver are limited, in certain instances, to acquisitions of identified businesses. At December 31, 1997, the Company had additional borrowing capacity available under the revolver of approximately $18,000,000.

         The loans under the credit agreement bear interest, at the Company's option, at the adjusted base rate or at the adjusted LIBOR rate. The interest rate ranged from 9.50% to 7.88% during 1997. The Company pays a commitment fee of one-half of one percent on the unused portion of the revolving credit agreement. The Company may prepay the principal amount outstanding under the revolving credit agreement at any time before the maturity date of December 16, 1999. The term loan is payable in quarterly installments ranging from $1,250,000 commencing in the second quarter of 1998 to $2,250,000 in 2002, plus one payment of $2,000,000 in 2002.

         The Company has a standby letter of credit with the bank. Amounts outstanding under the letter of credit totaled $603,000 and $0 at December 31, 1996 and 1997, respectively. Amounts outstanding are applied against the credit availability under the Company's revolving credit agreement.

         In certain circumstances, the Company is required to make mandatory prepayments of the term loan and revolver to the extent of (i) 100% of net proceeds from the issuance of equity securities in excess of $25,000,000, provided however that in connection with a qualified initial public offering of the Company's common stock, the Company is only required to make a mandatory prepayment in an amount equal to the first $20,000,000 of net cash proceeds;
(ii) 100% of the net proceeds of any debt issued; and (iii) 100% of net proceeds from asset sales other than sales of obsolete equipment in the ordinary course of business or insurance proceeds.

         The credit facility limits, under certain circumstances, the Company's ability to incur additional indebtedness, including contingent obligations; sell material assets; retire, redeem or otherwise reacquire its capital stock; acquire the capital stock or assets of another business; or pay dividends. The credit facility also requires the Company to maintain a specified net worth and meet or exceed certain coverage, leverage, and indebtedness ratios. Indebtedness under the credit facility is secured by substantially all assets of the Company.

         During 1997, as required by the credit facility, the Company entered into an interest rate swap agreement, which effectively converted for a three-year period $35.0 million of floating-rate borrowings to fixed-rate borrowings. This interest rate swap agreement will be used to manage the Company's interest rate exposure. The agreement is a contract to periodically exchange floating interest rate payments for fixed interest rate payments over the life of the agreement. The Company secured an 6.27% fixed interest rate. The Company is exposed to credit losses in the event of non-performance by the counterparty to its financial instruments. The Company anticipates that the counterparty will be able to fully satisfy its obligations under the contract.

         Aggregate maturities of long-term obligations at December 31, 1997, excluding capital leases, are as follows (In thousands):

         1998                                              $ 3,774
         1999                                               52,773
         2000                                                6,750
         2001                                                7,750
         2002                                               11,000
         Thereafter                                             --
                                                           -------
                                                           $82,047
                                                           =======

         As discussed in Notes 15 and 16, the Company repaid the $35,000,000 term loan and made a payment of $4,542,000 on the revolving credit agreement subsequent to December 31, 1997 from the proceeds of the initial public offering of the Company's common stock. Management has amended and restated the Credit Agreement, subsequent to December 31, 1997, to increase availability under the credit facility to $260.0 million.

6.  MANDATORY REDEEMABLE PREFERRED STOCK

         Redeemable preferred stock consists of the following (In thousands):

                                                                                                    December 31,
                                                                                              1996              1997
                                                                                              ----              ----

Series A redeemable senior preferred stock--$1,000 per share stated value, authorized 25,000, issued outstanding 20,000, net of a warrant of $139,000 and unamortized issuance costs of $892,000 and $793,000,
  as of December 31, 1996 and 1997, respectively                                             $18,969           $19,068
Series B redeemable junior preferred stock--$1,000 per
  share stated value, authorized 50,000, issued and outstanding 28,540 and
  32,295, net of unamortized issuance costs of $1,282,000 and $1,201,000, as of
  December 31, 1996 and 1997, respectively                                                    27,258            31,094
                                                                                             -------           -------
                                                                                             $46,227           $50,162
                                                                                             =======           =======

         The 20,000 outstanding shares of Series A redeemable senior preferred stock and a warrant to purchase 253,228 shares of common stock were issued in December 1996 by Brim for cash of $20.0 million. Issuance costs totaled $892,000. Series A redeemable preferred stock pays cumulative preferential dividends which accrue on a daily basis at the rate of 11% and are payable in cash when and as declared by the board of directors.

         Of the 32,295 outstanding shares of Series B redeemable junior preferred stock, 28,540 were issued in December 1996 by Brim and 3,755 were issued in July 1997. Issuance costs totaled $1,282,000 and $50,000 in December 1996 and July 1997, respectively. Series B redeemable junior preferred stock pays cumulative preferential dividends which accrue on a daily basis at the rate of 8% and are payable in cash when and as declared by the board of directors.

         In connection with its initial public offering of common stock (see
Note 15), the Company redeemed all of the outstanding shares of preferred stock and all accrued and unpaid dividends thereon.

7.  STOCKHOLDERS' EQUITY

Common Stock

         The capital stock of the Company consists of common stock, no par value, of which 20,000,000 shares are authorized and 6,330,614 shares are issued and outstanding as of December 31, 1997.

         The capital stock of PHC previously consisted of Class A Common Stock, and Class B Common Stock. All of the PHC Class A and Class B Common Stock was exchanged by the PHC shareholders in the merger with Brim for 14,403 shares of Brim junior preferred stock and 2,757,947 shares of Brim common stock as more fully discussed in Note 3.

         On May 8, 1997, the Company declared a three-for-one stock split of the outstanding common stock and common stock options and warrant to shareholders of record on May 8, 1997. All common share and per share data, included in the accompanying consolidated financial statements and footnotes thereto, have been restated to reflect this stock split.

Stock Options

         The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options, because as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         The Company had no stock options outstanding prior to March 1997. In March 1997, the Company's Board of Directors approved the 1997 Long-Term Incentive Plan (the Plan) under which options to purchase 959,016 shares of common stock may be granted to officers, employees, and directors. The options have a maximum term of ten years and vest in five equal annual installments. Options are generally granted at not less than market price on the date of grant. In March 1997, the Company granted options to purchase an aggregate of 284,530 shares of Common Stock at an exercise price of $4.575. In September 1997, the Company's Board of Directors approved the grant of options to acquire 70,586 common shares at an exercise price equal to the initial public offering price of the Company's common stock, but none of these options were granted at December 31, 1997. As of December 31, 1997, the remaining contractual life of the options is 9.3 years, none of the options are exercisable, and shares available for grant total 674,486. No options were exercised or forfeited during 1997.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rate of 6.41%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of
 .563; and a weighted-average expected life of the option of 5 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share information):

                                                                                                   1997
                                                                                                   ----

         Pro forma net loss to common shareholders                                                $(1,131)
         Pro forma net loss per share to common shareholders:
                Basic                                                                              (0.20)
                Diluted                                                                            (0.18)

Warrant

         In connection with the reverse acquisition of Brim (see Note 3), the Company assumed a warrant that had been issued by Brim to purchase 253,228 shares of Brim's common stock. On September 12, 1997, the warrant, which had an exercise price of $0.061 per share, was exercised resulting in total proceeds to the Company of $15,447.

8.  PATIENT SERVICE REVENUE

         The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

         - Medicare--Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per diagnosis. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient nonacute services, certain outpatient services and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology. The Company is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. The Company's classification of patients under the Medicare program and the appropriateness of their admission are subject to an independent review. The majority of the Company's Medicare cost reports have been audited by the Medicare fiscal intermediary through December 31, 1995.

         - Medicaid--Inpatient and outpatient services rendered to the beneficiaries under the Medi-Cal program (California's medicaid program) are reimbursed either under contracted rates or reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by Medi-Cal. The Company's Medi-Cal cost reports have been audited by the Medi-Cal fiscal intermediary through December 31, 1995. The Medicaid programs of the other states in which the Company owns or leases hospitals are prospective payment systems which generally do not have retroactive cost report settlement procedures.

         - Other--The Company also has entered into payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

         Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including final settlements) are included in the statements of operations in the period in which the revisions are made, and resulted in increases in net patient service revenue of $788,000 for the predecessor company in 1996 and $3,260,000 for the Company in 1997. The amount of the revisions that occurred in the fourth quarter of 1997 totaled $2,400,000.

9.  INCOME TAXES

         The provision for income tax expense (benefit) attributable to income
(loss) before extraordinary item consists of the following amounts (In thousands):

                                                                    For The Period                 For The Year Ended
                                                                Feb. 2 to Dec. 31, 1996               Dec. 31, 1997
                                                                -----------------------               -------------
         Current:
           Federal                                                       $ 162                         $  (829)
           State                                                            39                            (198)
                                                                         -----                         -------
                                                                           201                          (1,027)
         Deferred:
           Federal                                                        (706)                          3,776
           State                                                          (168)                            901
                                                                         -----                         -------
                                                                          (874)                          4,677
                                                                         -----                         -------
                                                                         $(673)                        $ 3,650
                                                                         =====                         =======

         The differences between the Company's effective income tax rate of 33.8% and 47.2% before extraordinary item for 1996 and 1997, respectively, and the statutory federal income tax rate of 34.0% are as follows (In thousands):

                                                                    For The Period                 For The Year Ended
                                                                Feb. 2 to Dec. 31, 1996               Dec. 31, 1997
                                                                -----------------------               -------------
         Statutory federal rate                                            $(676)                         $2,627
         State income taxes, net of
           federal income tax benefit                                        (85)                            464
         Amortization of goodwill                                             --                             577
         Other                                                                88                             (18)
                                                                           -----                          ------
                                                                           $(673)                         $3,650
                                                                           =====                          ======

         The components of the Company's deferred tax assets and liabilities are as follows (In thousands):

                                                                                   December 31,
                                                                         1996                         1997
                                                                         ----                         ----

         Deferred tax assets--current:
           Accounts and notes receivable                                 $ 3,305                     $    --
           Accrued vacation liability                                        710                         739
           Accrued liabilities                                             1,260                         447
                                                                         -------                     -------
           Deferred tax assets--current                                    5,275                       1,186
         Deferred tax liabilities--current:
           Accounts and notes receivable                                      --                         (32)
                                                                         -------                     -------
           Deferred tax liabilities--current                                  --                         (32)
                                                                         -------                     -------
         Net deferred tax assets--current                                $ 5,275                     $ 1,154
                                                                         =======                     =======

         Deferred tax assets--noncurrent:
           Net operating losses                                          $   278                     $   278
           Accrued liabilities                                               706                         701
           Other                                                              --                         115
                                                                         -------                     -------
                                                                             984                       1,094
           Less valuation allowance                                         (278)                       (278)
                                                                         -------                     -------
           Deferred tax assets--noncurrent                                   706                         816
         Deferred tax liabilities--noncurrent:
           Property, plant and equipment                                  (4,246)                     (5,047)
           Management contracts                                             (464)                       (370)
           Other                                                             (41)                         --
                                                                         -------                     -------
           Deferred tax liabilities--noncurrent                           (4,751)                     (5,417)
                                                                         -------                     -------
         Net deferred tax liabilities--noncurrent                        $(4,045)                    $(4,601)
                                                                         =======                     =======

         Total deferred tax assets                                       $ 6,259                     $ 2,280
                                                                         =======                     =======
         Total deferred tax liabilities                                  $ 4,751                     $ 5,449
                                                                         =======                     =======
         Total valuation allowance                                       $   278                     $   278
                                                                         =======                     =======

         In the accompanying consolidated balance sheets, net current deferred tax assets and net noncurrent deferred tax liabilities are included in prepaid expenses and other, and other liabilities, respectively.

         The Company had net operating loss carryforwards (NOLs) of approximately $714,000 at December 31, 1996 and 1997 related to a subsidiary. These NOLs will expire beginning in 2009. Due to restrictions on the use of the NOLs under the Internal Revenue Code, management believes there is a risk they may expire unused and, accordingly, has established a valuation reserve against the tax benefit of the NOLs. Management believes it is more likely than not that the remaining deferred tax assets will ultimately be realized through future taxable income from operations.

         During 1997, the Internal Revenue Service finalized its examination of the predecessor company's federal income tax returns for the 1993 and 1994 years. Finalization of the examination had no impact on the results of operations of the Company.

10. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (In thousands, except per share date):

                                                                                                                Pro Forma
                                                                                                                (Unaudited)
                                                                                                                   1997
                                                                                 1996             1997        (See Note 16)
                                                                                 ----             ----        -------------
Numerator for basic and diluted income (loss) per share to common shareholders:
         Income (loss) before extraordinary item                               $(1,316)         $ 4,075          $ 6,110
         Less preferred stock dividends                                           (172)          (5,077)              --
                                                                               -------          -------          -------
         Income (loss) before extraordinary item to common shareholders         (1,488)          (1,002)           6,110

         Extraordinary item                                                       (262)              --               --
                                                                               -------          -------          -------
         Net income (loss) to common shareholders                              $(1,750)         $(1,002)         $ 6,110
                                                                               =======          =======          =======

Denominator:
         Denominator for basic income (loss) per share to common
             shareholders--weighted-average shares                               2,860            5,787           12,466

         Effect of dilutive securities:
             Stock rights                                                           --              336              336
             Warrants                                                               10              189              189
             Employee stock options                                                 --              149              149
                                                                               -------          -------          -------
         Denominator for diluted income (loss) per share to common
           shareholders--adjusted weighted-average shares                        2,870            6,461           13,140
                                                                               =======          =======          =======

Income (loss) per share to common shareholders--basic:
         Income (loss) before extraordinary item to common shareholders        $ (0.52)         $ (0.17)         $  0.49
         Extraordinary item                                                      (0.09)              --               --
                                                                               -------          -------          -------
         Net income (loss) to common shareholders                              $ (0.61)         $ (0.17)         $  0.49
                                                                               =======          =======          =======

Income (loss) per share to common shareholders--diluted:
         Income (loss) before extraordinary item to common shareholders        $ (0.52)         $ (0.16)         $  0.46
         Extraordinary item                                                      (0.09)              --               --
                                                                               -------          -------          -------
         Net income (loss) to common shareholders                              $ (0.61)         $ (0.16)         $  0.46
                                                                               =======          =======          =======

11.  LEASES

         The Company leases various buildings, office space and equipment. The leases expire at various times and have various renewal options. These leases are classified as either capital leases or operating leases based on the terms of the respective agreements.

         Future minimum payments at December 31, 1997, by year and in the aggregate, under capital leases and noncancellable operating leases with terms of one year or more consist of the following (In thousands):

                                                                        Capital             Operating
                                                                        Leases                Leases
                                                                        ------                ------

         1998                                                            $2,785              $ 4,286
         1999                                                             2,332                2,981
         2000                                                             1,271                2,367
         2001                                                               883                1,465
         2002                                                               316                1,311
         Thereafter                                                       1,021                5,246
                                                                         ------              -------
Total minimum lease payments                                              8,608              $17,656
                                                                                             =======
         Amount representing interest                                    (1,559)
                                                                         ------
             Present value of net minimum lease payments
               (including $2,279 classified as current)                  $7,049
                                                                         ======

12.  CONTINGENCIES

         The Company is involved in litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations.

13.  RETIREMENT PLANS

         The Company sponsors defined contribution employee benefit plans which cover substantially all employees. Employees may contribute a percentage of eligible compensation subject to Internal Revenue Service limits. The plans call for the Company to make matching contributions, based on either a percentage of employee contributions or a discretionary amount as determined by the Company. Contributions by the Company to the plans totaled $112,000 and $988,000 for the period February 2, 1996 to December 31, 1996 and the year ended December 31, 1997, respectively.

         The Company sponsors a nonqualified supplemental deferred compensation plan for selected management employees. As determined by the Board of Directors, the Plan provides a benefit of 1% to 3% of the employee's compensation. The participant's amount is fully vested, except in those instances where the participant's employment terminates for any reason other than retirement, death or disability, in which case the participant forfeits a portion of the employer's contribution depending on length of service. Plan expense totaled $4,000 and $98,000 for the period February 2, 1996 to December 31, 1996 and the year ended December 31, 1997, respectively.

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

         Cash and Cash Equivalents:--The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

         Accounts Receivable and Accounts Payable:--The carrying amount reported in the balance sheets for accounts receivable and accounts payable approximates fair value.

         Long-Term Debt:--The carrying amount reported in the balance sheets for long-term obligations approximates fair value. The fair value of the Company's long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Interest rate swap agreement: -- the fair value of the Company's interest rate swap agreement is $720,000 at December 31, 1997.

15.  SUBSEQUENT EVENTS

Reincorporation

     On February 4, 1998, the Company merged with a wholly-owned subsidiary in order to change its jurisdiction of incorporation to Delaware and change its name to Province Healthcare Company. In the Merger, the Company exchanged 1.83 shares of its no par common stock for each share of the subsidiary's $0.01 par value common stock. All common share and per share data included in the consolidated financial statements and footnotes thereto have been restated to reflect this reincorporation.

Public Offering of Common Stock

     On February 10, 1998, the Company completed its initial public offering of common stock. The net proceeds from the offering were used to reduce the balance of the outstanding term and revolving credit loans, redeem the outstanding balance of the Series A redeemable senior preferred stock plus accrued dividends, and repurchase a portion of the common stock held by GTCR and Leeway & Co. In connection with the offering, the Series B redeemable junior preferred stock was converted into common stock at the public offering price of the common stock. (See Note 16.)

16. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The unaudited pro forma consolidated balance sheet as of December 31, 1997 gives effect to (i) the conversion from no par value to $0.01 par value common stock, (ii) the conversion of junior preferred stock into common stock, and (iii) the sale of common stock in the initial public offering and the application of net proceeds thereof to the repurchase of certain shares of common stock, the redemption of senior preferred stock and the repayment of debt, as if all such transactions had been completed as of December 31, 1997 at the offering price of $16.00 per share, as follows (see Note 15):

         - The reclassification of $2,053,000 from common stock to additional paid-in-capital upon conversion from no par to $0.01 par value Common Stock.
         - The prepayment of $696,000 of dividends on the senior preferred stock and junior preferred stock.
         - The conversion of the 32,295 shares of junior preferred stock net of issuance costs plus accumulated and unpaid dividends into 2,204,420 shares of common stock at the initial public offering price of $16.00 per share.
         - The sale of 5,405,000 shares of common stock in the offering at the initial public offering price of $16.00 per share for proceeds net of offering costs, of $77,165,000.
         - The repurchase of 930,266 shares of common stock using offering proceeds of $14,884,000.
         - The redemption of 20,000 shares of senior preferred stock with a liquidation value of $20,000,000 net of issuance and warrant costs of $932,000 and the payment of accumulated and unpaid dividends of $2,739,000, using offering proceeds of $22,739,000.
         - The application of the remaining proceeds from the offering of $39,542,000 for the repayment of long-term obligations.

         The unaudited pro forma consolidated statement of operations for the year ended December 31, 1997 gives effect to (i) the conversion of junior preferred stock into common stock and (ii) the sale of common stock in the offering and the application of net proceeds thereof to the repurchase of certain shares of common stock, the redemption of senior preferred stock and the repayment of debt, as if all such transactions had been completed as of January 1, 1997 at the initial public offering price of $16.00 per share, as follows:


         - The elimination of interest expense associated with the $39,542,000 of long-term obligations incurred on December 18, 1996 and repaid with the net proceeds of the offering, and the elimination of the related income tax benefit based on the combined federal and state statutory rate of 39%.
         - The elimination of the dividends and the accretion of issuance costs on the senior preferred stock redeemed with a portion of the net proceeds of the offering and the junior preferred stock converted into common stock in connection with the offering.

         The pro forma consolidated financial information does not purport to represent what the Company's results of operations or financial position would have been had such transactions in fact occurred at December 31, 1997 as to the pro forma balance sheet, or as of January 1, 1997 as to the statement of operations, or to project the Company's results of operations in any future period.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Brim, Inc.

         We have audited the accompanying consolidated statements of income and cash flows of Brim, Inc. and subsidiaries for the period January 1, 1996 to December 18, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Brim, Inc. and subsidiaries for the period January 1, 1996 to December 18, 1996 in conformity with generally accepted accounting principles.


                                         Ernst & Young LLP

Nashville, Tennessee
April 30, 1997, except for
the second paragraph of
Note 10, as to which the date
is February 4, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Brim, Inc.

         We have audited the accompanying consolidated statements of income and cash flows of Brim, Inc. and subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brim, Inc. and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                                            KPMG Peat Marwick LLP

Portland, Oregon
March 8, 1996

                           BRIM, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                For The Period
                                                Year Ended         Jan. 1 To
                                               Dec. 31, 1995     Dec. 18, 1996
                                               -------------     -------------

Revenue:
  Net patient service revenue                     $  75,871         $  87,900
  Management and professional services               19,567            18,330
  Other                                               5,776             6,370
                                                  ---------         ---------
         Net operating revenue                      101,214           112,600
                                                  ---------         ---------

Expenses:
  Salaries, wages and benefits                       55,289            58,105
  Purchased services                                 14,411            17,199
  Supplies                                           10,143            11,218
  Provision for doubtful accounts                     4,601             7,669
  Other operating expenses                            8,030             8,674
  Rentals and leases                                  3,555             4,491
  Depreciation and amortization                       1,964             1,773
  Interest expense                                      738             1,675
  Costs of recapitalization                              --             8,951
  (Gain) loss on sale of assets                      (2,814)              442
                                                  ---------         ---------
         Total expenses                              95,917           120,197
                                                  ---------         ---------
Income (loss) from continuing
  operations before provision
  for income taxes                                    5,297            (7,597)
Provision (benefit) for income taxes                  1,928            (2,290)
                                                  ---------         ---------
Income (loss) from continuing operations              3,369            (5,307)
Discontinued operations:
Income from discontinued
  operations, less applicable income taxes              783               537
(Loss) gain on disposal of
  discontinued operations, to
  related parties in 1996,
  less applicable income taxes                       (1,047)            5,478
                                                  ---------         ---------
         Total discontinued operations                 (264)            6,015
                                                  ---------         ---------
Net income                                        $   3,105         $     708
                                                  =========         =========



                             See accompanying notes.

                           BRIM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    For The Period
                                                     Year Ended        Jan. 1 To
                                                    Dec. 31, 1995    Dec. 18, 1996
                                                    -------------    -------------

OPERATING ACTIVITIES
Net income                                             $  3,105         $    708
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                           2,631            1,773
  Provision for doubtful accounts                         4,734            7,669
  Loss (income) from investments                            (86)             272
  Deferred income taxes                                    (137)          (3,277)
  Gain on sale of assets                                 (2,608)          (8,519)
  Provision for professional liability                      301              468
  Changes in operating assets and
    liabilities, net of effects from
    acquisitions and disposals:
    Accounts receivable                                  (5,269)          (5,899)
    Inventories                                            (140)             (48)
    Prepaid expenses and other Accounts Payable           3,178            2,448
          and accrued expenses                           (1,880)           3,450
    Accrued salaries and benefits                            --            1,144
    Third-party settlements                                  62              245
    Other liabilities                                       232             (214)
                                                       --------         --------
Net cash provided by operating activities                 4,123              220

INVESTING ACTIVITIES
Purchase of property, plant and equipment                (1,398)         (12,642)
Net capital contributions and
  withdrawals--investments                               (2,063)           1,775
Purchase of acquired company                            (15,765)          (1,763)
Proceeds from sale of assets                             20,607           21,957
Escrow deposit on facility purchase                      (3,829)              --
Other                                                       921               51
                                                       --------         --------
Net cash (used in) provided
  by investing activities                                (1,527)           9,378

FINANCING ACTIVITIES
Proceeds from long-term debt                                 39           72,000
Repayments of debt                                       (2,048)          (6,657)
Issuance of common stock                                    245               --
Repurchase of common stock                                 (364)              --
Recapitalization                                             --          (49,400)
                                                       --------         --------
Net cash (used in) provided
  by financing activities                                (2,128)          15,943
                                                       --------         --------
Net increase in
  cash and cash equivalents                                 468           25,541
Cash and cash equivalents
  at beginning of year                                    1,819            2,287
                                                       --------         --------
Cash and cash equivalents
  at end of year                                       $  2,287         $ 27,828
                                                       ========         ========

                                                          For The Period
                                            Year Ended       Jan. 1 To
                                           Dec. 31, 1995   Dec. 18, 1996
                                           -------------   -------------
SUPPLEMENTAL CASH FLOW
  INFORMATION
Interest paid during the year                $  1,584         $    558
                                             ========         ========
Income taxes paid during the year            $  4,183         $  2,288
                                             ========         ========
ACQUISITIONS
Fair value of assets acquired                $ 15,784         $  3,092
Liabilities assumed                               (19)          (1,329)
                                             --------         --------
Cash paid                                    $ 15,765         $  1,763
                                             ========         ========
SALE OF ASSETS
Assets sold                                  $ 17,791         $ 13,274
Liabilities released                              505              155
Debt assumed by purchaser                        (297)              --
Gain on sale of assets                          2,608            8,519
                                             --------         --------
Cash received                                $ 20,607         $ 21,948
                                             ========         ========
NONCASH TRANSACTIONS
Property, plant and equipment
  acquired through capital leases            $     --         $  3,045
                                             ========         ========
Noncash issuance of stock
  in connection with recapitalization        $     --         $  4,118
                                             ========         ========



                             See accompanying notes.

                           BRIM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 18, 1996


1.  ORGANIZATION AND ACCOUNTING POLICIES

         Brim, Inc. and its subsidiaries (Brim or the Company) are engaged in the business of owning, leasing and managing hospitals in non-urban communities principally in the northwestern and southwestern United States. As more fully described in Note 2, the Company consummated a leveraged recapitalization on December 18, 1996. Immediately thereafter, as more fully described in Note 10, a subsidiary of the Company merged with Principal Hospital Company (PHC) in a transaction accounted for as a reverse acquisition of Brim by PHC. These accompanying financial statements are presented on the historical cost basis after the leveraged recapitalization but prior to the reverse acquisition. The reverse acquisition resulted in a new basis of accounting such that Brim's assets and liabilities were recorded at their fair value in PHC's consolidated balance sheet upon consummation of the reverse acquisition. Brim, the predecessor company, was renamed Principal Hospital Company on January 16, 1997. PHC is considered the successor company of Brim.

BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and partnerships in which the Company or one of its subsidiaries is a general partner and has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RISK MANAGEMENT

         The Company maintains self-insured medical and dental plans for employees. Claims are accrued under these plans as the incidents that give rise to them occur. Unpaid claim accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and past experience. The Company has entered into reinsurance agreements for certain plans with independent insurance companies to limit its losses on claims. Under the terms of these agreements, the insurance companies will reimburse the Company based on the level of reinsurance which ranges from $30,000 per individual claim up to $1,000,000. These reimbursements are included in salaries, wages and benefits in the accompanying consolidated statements of income.

         The Company is insured for professional liability based on a claims-made policy purchased in the commercial insurance market. The provision for professional liability and comprehensive general liability claims include estimates of the ultimate costs for claims incurred but not reported, in accordance with actuarial projections based on past experience. Management is aware of no potential professional liability claims whose settlement, if any, would have a material adverse effect on the Company's consolidated financial position or results of operations.

PATIENT SERVICE REVENUE

         Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Estimated settlements under third-party reimbursement agreements are accrued in the period the related services are rendered and adjusted in future periods as final settlements are determined.

         Approximately 61% of gross patient service revenue for the year ended December 31, 1995, and for the period January 1 to December 18, 1996, is from participation in the Medicare and state sponsored Medicaid programs.

MANAGEMENT AND PROFESSIONAL SERVICES

         Management and professional services is comprised of fees from management and professional consulting services provided to third-party hospitals pursuant to management contracts and consulting arrangements. The base fees associated with the hospital management contracts are determined in the initial year of the contract on an individual hospital basis. In certain contracts, the Company is entitled to a yearly bonus based on the performance of the managed hospital. The base fee, which is fixed, is based on a fair market wage and is not dependent on any bonus structure. The management contracts are adjusted yearly based on an agreed upon inflation indicator. The substantial majority of management and professional services revenue consists of the management fees earned under the hospital management contracts and reimbursable expenses. The reimbursable expenses relate to salaries and benefits of Company employees that serve as executives at the managed hospitals. The salaries and benefits of these employees are legal obligations of, and are paid by, the Company and are reimbursed by the managed hospitals. Fees are recognized as revenue as services are performed. Reimbursable expenses are included in salaries, wages and benefits in the accompanying consolidated statements of income. Management and professional services revenue, excluding reimbursable expenses, was $10,652,000 and $9,329,000 for the year ended December 31, 1995, and for the period January 1 to December 18, 1996, respectively. The Company does not maintain any ownership interest in and does not fund operating losses or guarantee any minimum income for these managed hospitals. The Company does not have any guarantees to these hospitals, except for one managed hospital for which the Company has guaranteed the hospital's long-term debt of $500,000.

STOCK BASED COMPENSATION

         The Company, from time to time, grants stock options for a fixed number of common shares to employees. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market price of the underlying stock on the date of grant.

RECLASSIFICATIONS

         Certain reclassifications have been made in the 1995 consolidated financial statements to conform to the 1996 presentation. These reclassifications had no effect on the results of operations previously reported.

2.  RECAPITALIZATION

         On December 18, 1996, Brim was recapitalized pursuant to an Investment Agreement dated November 21, 1996, by and between Brim and Golder, Thoma, Cressey, Rauner Fund IV, L.P. (GTCR Fund IV), and PHC. The basic elements of the recapitalization of the Company included the following: GTCR Fund IV and other investors purchased new shares of the Company's common and preferred stock; the Company sold its senior living business and entered into a new credit facility to, along with the proceeds from the sale of the new shares, provide financing for the redemption of a portion of the pre-existing common and preferred stock; this pre-existing common and preferred stock was redeemed; and certain pre-existing debt was repaid. The recapitalization was accounted for as such and, accordingly, did not result in a new basis of accounting.

         The principal elements of the recapitalization included the following:

         - Brim sold for cash its two wholly-owned subsidiaries engaged in senior living activities for a gross sales price of $19.7 million (see Note 6), and sold for cash certain real estate properties for a price of $406,500 plus assumption of debt of approximately $800,000 (see Note 3).

         - GTCR Fund IV purchased 1,051,476 shares, Mr. Martin Rash purchased 16,886 shares, Mr. Richard Gore purchased 31,477 shares, two banks purchased 15,737 shares, and Leeway & Co., a subsidiary of AT&T, purchased 615,082 shares of Brim newly-designated common stock for cash of approximately $1.1 million. Messrs. Rash and Gore purchased 295,011 shares of Brim newly-designated common stock for notes of $179,956.

         - Through a series of transactions, Brim pre-transaction shareholders who were to remain shareholders after the recapitalization received 3,580 shares of newly-designated junior preferred stock and 586,884 shares of Brim newly-designated common stock with a value of approximately $4.0 million in exchange for their common stock of Brim.

         - GTCR Fund IV purchased 6,414 shares, Mr. Rash purchased 103 shares, Mr. Gore purchased 192 shares, two banks purchased 96 shares and Leeway & Co. purchased 3,752 shares of newly-designated redeemable junior preferred stock for cash of approximately $10.6 million.

         - Leeway & Co. purchased 20,000 shares of newly designated redeemable senior preferred stock and was issued a warrant to purchase 253,228 shares of newly-designated common stock for total cash consideration of $20.0 million. A value of $139,000 was assigned to the warrant.

         - Brim entered into a $100.0 million credit facility with First Union National Bank and borrowed $35.0 million under the term loan portion of the facility, and $37.0 million under the $65.0 million revolving credit portion of the facility.

         - The outstanding common stock of all Brim shareholders who were not to remain as shareholders after the recapitalization was exchanged for redeemable junior preferred stock. The preferred stock was then redeemed for cash of approximately $42.3 million, and outstanding stock options were settled for cash of approximately $8.0 million.

         - Brim redeemed pre-existing Series A preferred stock held by General Electric Credit Corporation for cash of approximately $29.9 million.

         -        Existing Brim debt of $5.4 million was paid.

         - An aggregate of approximately $6.5 million was deposited into escrow accounts for possible breaches of representations and warranties that were made in connection with the recapitalization. Escrow funds not used for settlement of breaches within 18 months of the recapitalization will be released to the redeemed Brim shareholders.

         The common stock ownership subsequent to the recapitalization consists of a 22.5% interest held by certain of the pre-recapitalization Brim shareholders and 77.5% held by the new investors.

         Total financing fees and legal, accounting and other related costs of the recapitalization amounted to approximately $14,231,000. Costs totaling $8,951,000 were charged to operations at the date of the recapitalization, consisting of cash paid to buy-out stock options of $7,995,000 and transaction-related costs of $956,000. Costs of $2,321,000 associated with the sale of common and preferred stock were allocated to retained earnings (deficit) as to the common stock, and were netted against the proceeds as to the preferred stock. Financing costs of $2,959,000 associated with the credit facility with First Union National Bank were recorded as deferred loan costs.

3.  ACQUISITIONS AND DIVESTITURES

         In February 1995, the Company acquired two senior living residences for approximately $15,800,000. In September 1995, the Company sold the real property of the two facilities and leased them back under an operating lease agreement for a minimum lease term of 15 years. The gain on the sale of $138,000 was deferred to be recognized over the lease term.

         In May 1995, the Company sold a hospital facility for approximately $6,000,000. Cash proceeds from the sale were approximately $5,200,000 and the Company recorded a gain on this transaction of approximately $2,500,000.

         In February 1996, the Company acquired Parkview Regional Hospital by entering into a 15-year operating lease agreement with two five-year renewal terms and by purchasing certain assets totaling $3,092,000 and assuming certain liabilities totaling $1,329,000, for a purchase price of $1,763,000. The operating results of Parkview have been included in the accompanying consolidated statements of income from the date of acquisition. Accordingly, the accompanying consolidated statement of income for the period January 1 to December 18, 1996 includes the results of approximately 10 months of operations of Parkview.

         In December 1996, the Company sold its senior living business (see Note
6) and certain assets related to three medical office buildings. The assets related to three medical office buildings were sold to a limited liability company for $406,500 plus assumption of debt of approximately $800,000. The accounting basis for the sale was fair market value and a pre-tax gain of approximately $94,000 was recognized on the sale. The members of the limited liability company were officers and employees of the Company prior to the recapitalization who collectively owned 75% of the Company's fully diluted common stock prior to the recapitalization.

         The following pro forma information related to continuing operations reflects the operations of the entities acquired in 1995 and 1996, and divested in 1995, as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the transactions. The pro forma results of continuing operations do not purport to represent what the Company's results of continuing operations would have been had such transactions in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

                                                                     For The Period
                                                 Year Ended             Jan. 1 TO
                                               Dec. 31, 1995(1)      Dec. 18, 1996(2)
                                               ----------------      ----------------

Total revenue                                      $111,201              $113,433
Income from continuing operations                     3,849                  (749)

(1) Includes Parkview Regional Hospital and excludes the hospital divested in 1995.
(2)      Includes Parkview Regional Hospital.

         The Company has minority interests in various health care related businesses. These investments are accounted for by the equity method. The results of operations of these businesses are not material to the consolidated financial statements.


4.  PATIENT SERVICE REVENUE

         The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

         - Medicare--Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per diagnosis. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient nonacute services, certain outpatient services and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology. The Company is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. The Company's classification of patients under the Medicare program and the appropriateness of their admission are subject to an independent review. The Company's Medicare cost reports have been audited by the Medicare fiscal intermediary through December 31, 1993.

         - Medicaid--Inpatient and outpatient services rendered to Medicaid program beneficiaries are reimbursed either under contracted rates or reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by Medicaid. The Company's Medicaid cost reports have been audited by the Medicaid fiscal intermediary through December 31, 1993.

         - Other--The Company also has entered into payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

         Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. Adjustments from finalization of prior year cost reports from both Medicare and Medicaid resulted in an increase in patient service revenue of $788,000 for the period January 1 to December 18, 1996.

5.  INCOME TAXES

         The provision for income tax expense (benefit) attributable to income from continuing operations consists of the following amounts (In thousands):

                                                 For The Period
                         Year Ended                 Jan. 1 TO
                        Dec. 31, 1995             Dec. 18, 1996
                        -------------             -------------

Current:
  Federal                  $ 1,580                   $   561
  State                        334                       134
                           -------                   -------
                             1,914                       695
Deferred:
  Federal                       11                    (2,411)
  State                          3                      (574)
                           -------                   -------
                                14                    (2,985)
                           -------                   -------
                           $ 1,928                   $(2,290)
                           =======                   =======



         The differences between the Company's effective income tax rate of 36.4% and 30.2% from continuing operations for 1995 and 1996, respectively, and the statutory federal income tax rate of 34.0% are as follows (In thousands):


                                                                            For The Period
                                                   Year Ended                 Jan. 1 TO
                                                  Dec. 31, 1995             Dec. 18, 1996
                                                  -------------             -------------

Statutory federal rate                                $ 1,801                   $(2,580)
State income taxes, net of
  federal income tax benefit                              222                      (290)
Amortization of goodwill                                   69                        16
Change in valuation allowance                            (141)                       (2)
Nondeductible recapitalization costs                       --                       298
Other                                                     (23)                      268
                                                      -------                   -------
                                                      $ 1,928                   $(2,290)
                                                      =======                   =======


         The Internal Revenue Service is in the process of finalizing its examination of the Company's federal income tax returns for the 1993 and 1994 years. Finalization of the examination is not expected to have a significant impact on the results of operations of the Company.


6.  DISCONTINUED OPERATIONS

         During May 1995, the Company adopted a plan to dispose of its business of providing managed care administration and organization infrastructure to physician groups taking health care payment risk. Revenue from this business segment was $1,126,000 for the year ended December 31, 1995. Loss from operations of this business segment was $146,000 for the year ended December 31,1995, net of taxes. The loss on the disposal of this business segment was $670,000 net of taxes.

         During September 1995, the Company adopted a plan to dispose of its stand-alone business of providing surgery on an outpatient basis. Revenue from this business segment was $155,000 for the year ended December 31, 1995. Loss from operations of this business segment was $249,000 for the year ended December 31, 1995, net of taxes. Loss on disposal of this business was $377,000, net of taxes.

         During November 1996, the Company adopted a plan to sell its senior living business to companies whose shareholders included unrelated third parties and certain shareholders, officers, and employees of Brim. The sale of the senior living business was accomplished in the following separate transactions:
(i) the sale of assets used in connection with the senior living business through the merger of Brim Senior Living, Inc. with a Delaware limited liability company and (ii) the sale of Meridian Senior Living, Inc. The sale of assets used in connection with the senior living business was to a limited liability company for $15 million. The accounting basis for the sale was fair market value and a pre-tax gain of $11.4 million was recognized on the sale. The limited liability company was owned 65% by an unrelated third party and 35% by officers and shareholders of the Company prior to the recapitalization who collectively owned 61% of the Company's fully diluted common stock prior to the recapitalization. The sale of the outstanding common stock of Meridian Senior Living, Inc., a wholly-owned subsidiary, was to an unrelated third party for $4.7 million. The accounting basis for the sale was fair market value and a loss of $2.4 million was recognized on the sale. Subsequent to the sale to the unrelated third party, certain individuals who were officers and stockholders of the Company prior to the recapitalization became limited partners with the unrelated third party and collectively held a 14% limited partnership interest. These individuals owned approximately 60% of the Company's fully diluted common stock prior to the recapitalization.

         The senior living business segment was sold on December 18, 1996. Revenue from this business segment was $19,422,000 and $18,598,000 for the year ended December 31, 1995 and for the period January 1 to December 18, 1996, respectively. Income from operations was $1,178,000 and $537,000, net of taxes, for the year ended December 31, 1995 and for the period January 1, 1996 to December 18, 1996, respectively. The gain on the disposal of this business segment was $5,478,000, net of taxes.

         For financial reporting purposes, the results of operations and cash flows of the discontinued businesses are included in the consolidated financial statements as discontinued operations. The income (loss) from discontinued operations is summarized as follows (in thousands):

                                                                        For The Period
                                                    Year Ended            Jan. 1 TO
                                                   Dec. 31, 1995        Dec. 18, 1996
                                                   -------------        ---------------

Income from discontinued operations                  $ 1,284               $  891
Applicable income taxes                                  501                  354
                                                     -------                ------
                                                         783                  537

(Loss) gain on disposal of
  discontinued operations                             (1,715)               8,961
Applicable income taxes                                 (668)               3,483
                                                     -------                ------
                                                      (1,047)               5,478
                                                     -------                ------
         Total                                       $  (264)               $6,015
                                                     =======                ======

7.  LEASES

         The Company leases various buildings, office space and equipment. The leases expire at various times and have various renewal options. These leases are classified as either capital leases or operating leases based on the terms of the respective agreements.

         Future minimum payments at December 18, 1996, by year and in the aggregate, under noncancellable operating leases with terms of one year or more consist of the following (in thousands:)



         1997                                               $ 3,369
         1998                                                 2,768
         1999                                                 2,180
         2000                                                 1,862
         2001                                                 1,784
         Thereafter                                           5,831
                                                            -------
         Total minimum lease payments                       $17,794
                                                            =======

8.  CONTINGENCIES

         The Company is involved in litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations.

9.  RETIREMENT PLANS

         The Company sponsors defined contribution employee benefit plans which cover substantially all employees. Employees may contribute a percentage of eligible compensation subject to Internal Revenue Service limits. The plans call for the Company to make matching contributions, based on either a percentage of employee contributions or a discretionary amount as determined by the Company. Contributions by the Company to the plans totaled $394,000 and $385,000 for the year ended December 31, 1995 and for the period January 1 to December 18, 1996, respectively.

         In January 1995, the Company adopted a nonqualified supplemental deferred compensation plan for selected management employees. As determined by the Board of Directors, the Plan provides a benefit of 1% to 3% of the employee's compensation. The participant's amount is fully vested, except in those instances where the participant's employment terminates for any reason other than retirement, death or disability, in which case the participant forfeits a portion of the employer's contribution depending on length of service. Plan expense totaled $80,000 and $95,000 for the year ended December 31, 1995 and for the period January 1 to December 18, 1996, respectively.


10.  SUBSEQUENT EVENTS

         Immediately after the recapitalization discussed in Note 2, a subsidiary of the Company was merged into PHC and the Company was renamed Principal Hospital Company. In exchange for their shares in PHC, the PHC shareholders received newly-issued redeemable junior preferred stock and common stock of the Company. While the Company was the legal acquirer, the merger was accounted for as a reverse acquisition of the Company by PHC.

         On May 8, 1997, the Company declared a three-for-one stock split of the outstanding common stock and common stock options and warrant to shareholders of record on May 8, 1997. On February 4, 1998, Principal Hospital Company merged with a wholly-owned subsidiary in order to change its jurisdiction of incorporation to Delaware and change its name to Province Healthcare Company (Province). In the Merger, Province exchanged 1.83 shares of its no par common stock for each share of the subsidiary's $0.01 par value common stock. All common share data included in the footnotes to the consolidated financial statements have been restated to reflect the stock split and the reincorporation.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


            COL. A                         COL. B                      COL. C                  COL. D         COL. E
    -------------------------           -----------          --------------------------    ------------    -----------
                                                                      ADDITIONS
                                                             --------------------------
                                                                               (1)
                                                                            CHARGED TO
                                         BALANCE AT          CHARGED TO       OTHER            (2)          BALANCE AT
                                         BEGINNING           COSTS AND       ACCOUNTS-      DEDUCTIONS-       END OF
     DESCRIPTION                         OF PERIOD            EXPENSES       DESCRIBE        DESCRIBE         PERIOD
     -----------                         ---------           ---------      ---------       ----------      ----------
For the period February 2,
  1996 to December 31, 1996:
  Allowance for doubtful
    accounts.....................        $   --              $ 1,909           $3,468         $   (900)         $4,477
  For the year ended
    December 31, 1997............         4,477               12,812               --          (12,540)          4,749

-----------------

(1) Allowances as a result of acquisitions.
(2) Uncollectible accounts written off, net of recoveries.