Form 10-Q
period 1998-03-31
PROVINCE HEALTHCARE CO
filed 1998-05-15
CIK 1044942

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1998

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For The Transition Period From _____________ To ____________

                           ---------------------------

                           PROVINCE HEALTHCARE COMPANY
             (Exact name of registrant as specified in its charter)

            DELAWARE                      0-23639               62-1710772
(State or other jurisdiction of        (Commission           (I.R.S. Employer
 incorporation or organization)        File Number)         Identification No.)

            105 WESTWOOD PLACE
            SUITE 400
            BRENTWOOD, TENNESSEE                                 37027
            (Address of principal executive offices)             (zip code)

                                 (615) 370-1377
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes         No    X
                           -------    -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                OUTSTANDING AT APRIL 17, 1998
 COMMON STOCK, $.01 PAR VALUE                              13,009,768

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                         March 31,        December 31,
                                                                                           1998               1997
                                                                                         ---------          ---------
ASSETS

Current assets:
  Cash and cash equivalents                                                              $   6,675          $   4,186
  Accounts receivable, less allowance for doubtful
       accounts of $5,562 at March 31, 1998 and
       $4,749 at December 31, 1997                                                          35,705             30,902
  Inventories                                                                                3,848              3,655
  Prepaid expenses and other                                                                 6,028              8,334
                                                                                         ---------          ---------
       Total current assets                                                                 52,256             47,077
Property, plant and equipment, net                                                          66,804             65,974
Other assets:
  Unallocated purchase price                                                                   760                760
  Cost in excess of net assets acquired, net                                                53,146             53,624
  Other assets                                                                               8,256              9,026
                                                                                         ---------          ---------
         Total assets                                                                    $ 181,222          $ 176,461
                                                                                         =========          =========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND
COMMON STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                      $   5,029          $   6,524
   Accrued salaries and benefits                                                             6,968              8,720
   Accrued expenses                                                                          2,311              4,422
   Current maturities of long-term obligations                                               2,255              6,053
                                                                                         ---------          ---------
       Total current liabilities                                                            16,563             25,719
Long-term obligations, less current maturities                                              52,166             83,043
Third-party settlements                                                                      7,255              4,680
Other liabilities                                                                            8,506             13,088
Minority interest                                                                              888                825

Mandatory redeemable preferred stock                                                            --             50,162
Common stockholders' equity (deficit):
   Common stock--no par value at December 31, 1997; $0.01 par value at March 31,
      1998; authorized 20,000,000 shares; issued and outstanding 13,009,768 shares and 6,330,614 shares at
      March 31, 1998 and December 31, 1997, respectively                                       130              2,116
   Additional paid-in-capital                                                               97,338                 --
   Retained deficit                                                                         (1,624)            (3,172)
                                                                                         ---------          ---------
         Total common stockholders' equity (deficit)                                        95,844             (1,056)
                                                                                         ---------          ---------
         Total liabilities, redeemable preferred stock
           and common stockholders' equity                                               $ 181,222          $ 176,461
                                                                                         =========          =========



                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended March 31,
                                                     -------------------------------------------
                                                               Actual                  Pro Forma
                                                     --------------------------         (Note 9)
                                                       1998              1997             1998
                                                     --------          --------          -------
Revenue:
     Net patient service revenue                     $ 42,750          $ 34,504          $42,750
     Management and professional services               2,930             3,253            2,930
     Reimbursable expenses                              1,562             1,707            1,562
     Other                                                609               995              609
                                                     --------          --------          -------
         Net operating revenue                         47,851            40,459           47,851


Expenses:
     Salaries, wages and benefits                      18,606            15,400           18,606
     Reimbursable expenses                              1,562             1,707            1,562
     Purchased services                                 6,035             5,045            6,035
     Supplies                                           4,627             3,817            4,627
     Provision for doubtful accounts                    3,082             2,410            3,082
     Other operating expenses                           4,257             4,353            4,257
     Rentals and leases                                 1,474             1,323            1,474
     Depreciation and amortization                      2,205             1,770            2,205
     Interest expense                                   1,855             1,761            1,381
     Minority interest                                     68                68               68
     Loss on sale of assets                                33                87               33
                                                     --------          --------          -------
         Total expenses                                43,804            37,741           43,330

Income before provision for income taxes                4,047             2,718            4,521
Provision for income taxes                              1,772             1,211            1,961
                                                     --------          --------          -------
Net income                                              2,275             1,507            2,560
Preferred stock dividends and accretion                  (696)           (1,115)              --
                                                     --------          --------          -------
Net income to common shareholders                    $  1,579          $    392          $ 2,560
                                                     ========          ========          =======

Basic earnings per common share:
     Net income                                      $   0.24          $   0.28          $  0.20
     Preferred stock dividends and accretion            (0.07)            (0.21)              --
                                                     --------          --------          -------
     Net income per common share                     $   0.17          $   0.07          $  0.20
                                                     ========          ========          =======

Diluted earnings per common share:
     Net income                                      $   0.23          $   0.24          $  0.19
     Preferred stock dividends and accretion            (0.07)            (0.18)              --
                                                     --------          --------          -------
     Net income per common share                     $   0.16          $   0.06          $  0.19
                                                     ========          ========          =======


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                             Three Months Ended March 31,
                                                                1998              1997
                                                              --------          --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:          $    233          ($ 1,264)

INVESTING ACTIVITIES
Purchase of property, plant and equipment                       (2,524)           (2,420)

Net capital contributions and withdrawals-investments              (15)              (61)
                                                              --------          --------

Net cash used in investing activities                           (2,539)           (2,481)


FINANCING ACTIVITIES
Proceeds from long-term debt                                    61,000                --
Repayments of debt                                             (95,649)             (431)
Net proceeds from issuance of common stock                      77,067                --
Exchange of Junior Preferred Stock                             (14,884)               --
Redemption of Senior Preferred Stock                           (22,739)               --
                                                              --------          --------

Net cash provided by (used in) financing activities              4,795              (431)
                                                              --------          --------

Net increase (decrease) in cash and cash equivalents             2,489            (4,176)

Cash and cash equivalents at beginning of period                 4,186            11,256
                                                              --------          --------

Cash and cash equivalents at end of period                    $  6,675          $  7,080
                                                              ========          ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period                               $  1,966          $  1,433
                                                              ========          ========
Income taxes paid during the period                           $    166          $     41
                                                              ========          ========
NONCASH TRANSACTIONS
Dividends and accretion on preferred stock                    $    696          $  1,115
Conversion and redemption of preferred stock                    33,138                --
Property and equipment acquired through capital leases              --               706


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

March 31, 1998

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results that may be expected for the full year.

         In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of Province Healthcare Company (the "Company").

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


2.  LONG-TERM DEBT

         On March 30, 1998, the Company amended and restated its Credit Agreement and increased its credit facilities to $260 million, including a five-year $35 million End-Loaded Lease Facility ("ELLF"). At March 31, 1998, the Company had $48 million outstanding under its revolving line of credit and no amounts outstanding under the ELLF.

         The Amended and Restated Credit Agreement contains limitations on the Company's ability to incur additional indebtedness (including contingent obligations), sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, and pay dividends. The Amended and Restated Credit Agreement also requires the Company to maintain a specified net worth and meet or exceed certain coverage, leverage, and indebtedness ratios. Indebtedness under the Amended and Restated Credit Agreement is secured by substantially all assets of the Company.

3.  EARNINGS PER SHARE


         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share date):

                                                              Three Months Ended March 31,
                                                      -------------------------------------------
                                                                Actual                  Pro Forma
                                                      --------------------------         (Note 9)
                                                        1998              1997             1998
                                                      --------          --------          -------
Numerator:
  Net income                                            $ 2,275          $  1,507          $ 2,560
  Preferred stock dividends and accretion                  (696)           (1,115)              --
                                                        -------          --------          -------
  Net income to common shareholders                     $ 1,579          $    392          $ 2,560
                                                        =======          ========          =======

Denominator:
  Denominator for basic earnings per share to
   common shareholders - weighted-average shares          9,343             5,371           13,010

  Effect of dilutive securities -
     Incentive stock options                                272               311              272
     July stock issuance                                     --               672               --
                                                        -------          --------          -------
     Denominator for diluted earnings per share           9,615             6,354           13,282

Basic earnings per common share:
     Net income                                         $  0.24          $   0.28          $  0.20
     Preferred stock dividends and accretion              (0.07)            (0.21)              --
                                                        -------          --------          -------
     Net income per common share                        $  0.17          $   0.07          $  0.20
                                                        =======          ========          =======

Diluted earnings per common share:
     Net income                                         $  0.23          $   0.24          $  0.19
     Preferred stock dividends and accretion              (0.07)            (0.18)              --
                                                        -------          --------          -------
     Net income per common share                        $  0.16          $   0.06          $  0.19
                                                        =======          ========          =======


4.  INCOME TAXES

     The income tax provision recorded for the three months ended March 31, 1998 and 1997 differs from the expected income tax provision due to permanent differences and the provision for state income taxes.


5.  ACQUISITIONS

     In August 1997, the Company acquired Colorado River Medical Center ("CRMC") (formerly Needles Desert Communities Hospital) in Needles, California by paying cash of $3,191,000 and assuming liabilities totaling $518,000. The operating results of CRMC are included in the Company's results of operations from the date of purchase; therefore, the results of operations for the first quarter of 1998 include CRMC.


6.  CONTINGENCIES

     Management continually evaluates contingencies based on the best available evidence and believes that adequate provision for losses has been provided to the extent necessary. In the opinion of management, the ultimate resolution of the following contingencies will not have a material effect on the Company's results of operations or financial position.

GENERAL AND PROFESSIONAL LIABILITY RISKS

     The reserve for the self-insured portion of general and professional liability risks is included in "Other liabilities" and is based on actuarially determined estimates.

LITIGATION

     The Company currently, and from time to time, is expected to be subject to claims and suits arising in the ordinary course of business.

NET PATIENT SERVICE REVENUE

     Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions.


FINANCIAL INSTRUMENTS

     Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. On March 10, 1997, as required by the Credit Agreement, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $35 million of floating-rate borrowings to fixed-rate borrowings. The floating-rate payments are based on LIBOR, and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. For the three months ended March 31, 1998 and 1997, the Company received a weighted average rate of 5.88% and 5.72% and paid a weighted average rate of 6.27% and 6.27%, respectively.

7.  STOCKHOLDERS' EQUITY

REINCORPORATION

     On February 4, 1998, the Company merged with a wholly-owned subsidiary in order to change its jurisdiction of incorporation to Delaware and change its name to Province Healthcare Company. In the Merger, the Company exchanged 1.83 shares of its no par common stock for each share of the subsidiary's $0.01 par value common stock. All common share and per share data included in the condensed consolidated financial statements and footnotes thereto have been restated to reflect this reincorporation. As a result of the reincorporation, $2,053,000 was reclassified from common stock to additional paid-in-capital upon conversion from no par to $0.01 par value Common Stock.

PUBLIC OFFERING OF COMMON STOCK

     On February 17, 1998, the Company closed its initial public offering of common stock. In connection with the offering, the Series B redeemable junior preferred stock was converted into common stock at the public offering price of the common stock. The net proceeds from the offering were used to redeem the outstanding balance of the Series A redeemable senior preferred stock plus accrued dividends, reduce the balance of the outstanding term and revolving credit loans, and repurchase a portion of the common stock which was issued upon conversion of the Series B redeemable junior preferred stock.

     The following table sets forth the changes in the stockholders' equity accounts as a result of the reincorporation and the initial public offering of common stock (in thousands):

                                                        No Par Value
                                                        Common Stock
                                                 --------------------------       Additional      Retained
                                                  Shares             Amount     Paid-in-Capital    Deficit           Total
                                                 ----------          ------     ---------------   ---------          --------
Balance at December 31, 1997                      6,330,614          $2,116         $    --         ($3,172)         $ (1,056)

Reincorporation                                          --          (2,053)          2,053              --                --

Conversion of the junior preferred stock
     and initial public offering of
     common stock                                 6,679,154              67          95,285             (31)           95,321

Preferred stock dividends and accretion                  --              --              --            (696)             (696)

Net income                                               --              --              --           2,275             2,275
                                                 ----------          ------         -------         -------          --------
Balance at March 31, 1998                        13,009,768          $  130         $97,338         ($1,624)         $ 95,844
                                                 ==========          ======         =======         =======          ========


8.  SUBSEQUENT EVENT

     On May 1, 1998, the Company acquired the assets and business of Havasu Samaritan Regional Hospital ("Havasu") in Lake Havasu City, Arizona for approximately $105.5 million. To finance the acquisition, the Company borrowed $106 million under its revolving credit facility. The acquisition will be accounted for as a purchase business combination, and the results of operations of Havasu will be included in the results of operations of the Company from the purchase date forward.


9.  PRO FORMA FINANCIAL INFORMATION

     The condensed consolidated pro forma statement of income for the three months ended March 31, 1998, gives effect to (i) the conversion of junior preferred stock into common stock and (ii) the sale of common stock in the offering and the application of net proceeds thereof to the repurchase of certain shares of common stock, the redemption of senior preferred stock and the repayment of debt, as if all such transactions had been completed as of January 1, 1998, at the initial public offering price of $16.00 per share, as follows:

     - The elimination of interest expense associated with the $39.5 million of long-term obligations repaid with the net proceeds of the offering, and the elimination of the related income tax benefit based on the combined federal and state statutory rate of 39%.

     - The elimination of the dividends and the accretion of issuance costs on the senior preferred stock redeemed with a portion of the net proceeds of the offering, and the junior preferred stock converted into common stock in connection with the offering.

     The pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would have been had such transactions in fact occurred as of January 1, 1998, or to project the Company's results of operations in any future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

IMPACT OF ACQUISITIONS

     An integral part of the Company's strategy is to acquire non-urban acute-care hospitals. In August 1997, the Company acquired Colorado River Medical Center ("CRMC") (formerly Needles Desert Communities Hospital) in Needles, California (the "CRMC acquisition"). The operating results of CRMC are included in the Company's results of operations from the date of purchase; therefore, the results of operations for the first quarter 1998 include CRMC.

     On May 1, 1998, the Company acquired the assets and business of Havasu Samaritan Regional Hospital ("Havasu"), a 119-bed general acute-care hospital in Lake Havasu City, Arizona, for approximately $105.5 million. To finance the acquisition, the Company borrowed $106 million under its revolving credit facility. The acquisition has been accounted for as a purchase business combination, and the results of operations of Havasu will be included in the results of operations of the Company from the purchase date forward.

     Due to the relatively small number of owned and leased hospitals, each hospital acquisition can materially affect the overall operating margin of the Company. Upon the acquisition of a hospital, the Company typically takes a number of steps to lower operating costs. The impact of such actions may be offset by other cost increases to expand services, strengthen medical staff and improve market position. The benefits of these investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly acquired hospital may adversely affect overall operating margins in the short term. As the Company makes additional hospital acquisitions, the Company expects that this effect will be mitigated by the expanded financial base of existing hospitals and the allocation of corporate overhead among a larger number of hospitals.


RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, information expressed as a percentage of net operating revenue. Such information has been derived from the Condensed Consolidated Statements of Income of the Company included elsewhere in this report. The results of operations for the periods presented include hospitals from their acquisition dates, as discussed above.


                                          THREE MONTHS            PERCENTAGE
                                              ENDED           INCREASE (DECREASE)
                                             MARCH 31,              AMOUNTS
                                        -------------------   -------------------
                                        1998           1997


Net operating revenue                   100.0%         100.0%         18.3%
Operating expenses (1)                   82.8           84.2          16.4
                                        -----           ----

EBITDA (2)                               17.2           15.8          28.2
Depreciation and amortization             4.6            4.4          24.6
Interest                                  3.9            4.4           5.3

Minority interest                         0.1            0.1          --
Loss on sale of assets                    0.1            0.2          62.1
                                        -----           ----

Income before income taxes                8.5            6.7          48.9
Provision for income taxes                3.7            3.0          46.3
                                        -----           ----

Net income                                4.8%           3.7%         51.0%
                                        =====           ====



(1) Operating expenses represent expenses before interest, minority interest, loss on sale of assets, income taxes, depreciation and amortization expense.

(2) EBITDA represents the sum of income before income tax expense, interest, minority interest, depreciation and amortization, and loss on sale of assets. Management understands that industry analysts generally consider EBITDA to be one measure of the financial performance of a company that is presented to assist investors in analyzing the operating performance of the Company and its ability to service debt. Management believes that an increase in EBITDA level is an indicator of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative (i) to net income as a measure of operating performance or (ii) to cash flows from operating, investing, or financing activities as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

SELECTED OPERATING STATISTICS - OWNED HOSPITALS


         The following table sets forth certain operating statistics for the Company's owned hospitals for each of the periods presented. The results of the owned hospitals for the three months ended March 31, 1998 and 1997 include three months of operations for eight hospitals and seven hospitals, respectively.



                                                Three Months Ended
                                                      March 31,
                                          -------------------------------
                                             1998                1997
                                          -----------         -----------

CONSOLIDATED HOSPITALS:
Number of hospitals end of period                   8                   7
Licensed beds end of period                       570                 517
Beds in service end of period                     463                 405
Inpatient admissions                            4,575               3,910
Patient days                                   25,570              20,904
Adjusted patient days                          42,295              36,437
Average length of stay (days)                     5.6                 5.3
Occupancy rates (licensed beds)                  49.8%               44.9%
Occupancy rates (beds in service)                61.4%               57.4%

Gross inpatient revenue                   $45,052,328         $35,187,373
Gross outpatient revenue                  $30,010,142         $25,860,236



THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Net operating revenue was $47.9 million for the three months ended March 31, 1998, compared to $40.5 million for the comparable period of 1997, an increase of $7.4 million or 18.3%. Revenue generated by hospitals owned during both periods ("same store hospitals") increased $3.3 million, or 9.4%, resulting from inpatient and outpatient volume increases, as well as price increases. The remaining increase of $4.1 million was primarily attributable to the CRMC acquisition, offset by decreases in revenue in the management company of $0.5 million, resulting primarily from a decrease in the number of management contracts, and a decrease in various other revenue.

Operating expenses were $39.6 million, or 82.8% of net operating revenue, for the three months ended March 31, 1998, compared to $34.1 million, or 84.2% of net operating revenue, for the comparable period of 1997. Operating expenses of same store hospitals increased $2.4 million, primarily as a result of volume increases, change in case mix and an increase in bad debt expense. The remaining $3.1 million increase was primarily attributable to the CRMC acquisition.

EBITDA was $8.2 million or 17.2% of net operating revenue for the three months ended March 31, 1998, compared to $6.4 million, or 15.8% of net operating revenue, for the comparable period of 1997. EBITDA for the Company's hospitals owned during both periods increased 11.7%, and as a percent of net operating revenue was 22.2% for the three months ended March 31, 1998, compared to 21.8% for the comparable period of 1997.

Depreciation and amortization expense was $2.2 million, or 4.6% of net operating revenue, for the three months ended March 31, 1998, compared to $1.8 million, or 4.4% of net operating revenue for the comparable period of 1997. The increase in depreciation and amortization resulted from increased capital expenditures. Interest expense as a percent of net operating revenue decreased to 3.9% for the three months ended March 31, 1998, compared to 4.4% for the comparable period of 1997.

Net income was $2.3 million, or 4.8% of net operating revenue, for the three months ended March 31, 1998, compared to $1.5 million, or 3.7% of net operating revenue for the comparable period of 1997.

The unaudited pro forma condensed consolidated statement of income for the three months ended March 31, 1998, gives effect to (i) the conversion of junior preferred stock into common stock and (ii) the sale of common stock in the offering and the application of net proceeds thereof to the repurchase of certain shares of common stock, the redemption of senior preferred stock and the repayment of debt, as if all such transactions had been completed as of January 1, 1998, at the initial public offering price of $16.00 per share, as follows:

- The elimination of interest expense associated with the $39.5 million of long-term obligations repaid with the net proceeds of the offering, and the elimination of the related income tax benefit based on the combined federal and state statutory rate of 39%.

- The elimination of the dividends and the accretion of issuance costs on the senior preferred stock redeemed with a portion of the net proceeds of the offering and the junior preferred stock converted into common stock in connection with the offering.

      The pro forma condensed consolidated income statement does not purport to represent what the Company's results of operations would have been had such transactions in fact occurred as of January 1, 1998, or to project the Company's results of operations in any future period.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Company had working capital of $35.7 million, including cash and cash equivalents of $6.7 million. The ratio of current assets to current liabilities was 3.2 to 1.0 and 1.8 to 1.0 at March 31, 1998 and 1997, respectively.

      In February 1998, the Company completed its initial public offering ("IPO") of common stock. In connection with the offering, the Series B redeemable junior preferred stock was converted into common stock at the public offering price of the common stock. The net proceeds from the offering were used to reduce the balance of the outstanding term and revolving credit loans ($39.5 million), redeem the outstanding balance of the Series A redeemable senior preferred stock plus accrued dividends ($22.7 million) and repurchase a portion of the common stock which was issued upon conversion of the Series B junior preferred stock ($14.9 million).

      In the first quarter of 1998, total long-term obligations declined to $52.2 million from $83.0 million at year end. In March 1998, the Company amended and restated its Credit Agreement and increased its credit facilities to $260 million, including a five-year $35 million End-Loaded Lease Facility ("ELLF").

      Cash provided by operations was $0.2 million for the three months ended March 31, 1998.

Cash used in operations was $1.3 million for the three months ended March 31, 1997. Cash used in investing activities was $2.5 million for the three months ended March 31, 1998 and 1997, primarily related to capital expenditures. Net cash provided by financing activities was $4.8 million for the three months ended March 31, 1998, primarily as a result of the IPO. Cash used in financing activities was $0.4 million in 1997, as a result of the repayment of debt.

      The Company intends to acquire additional acute care facilities, and is actively seeking out such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs. At March 31, 1998, the Company had $48 million outstanding under its revolving line of credit and no amounts outstanding under the ELLF.

      Capital expenditures, excluding acquisitions for the three months ended March 31, 1998 and 1997 were $2.5 million and $2.4 million, respectively. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. The management services business does not require significant capital expenditures. The Company expects to make capital expenditures in 1998 of approximately $10 million, exclusive of any acquisitions of businesses. Planned capital expenditures for 1998 consist principally of capital improvements to owned and leased hospitals. The Company expects to fund these expenditures through cash provided by operating activities and borrowings under its revolving credit agreement.


GENERAL

      The federal Medicare program and state Medicaid programs accounted for approximately 71.4% and 73.4% of patient days for the three months ended March 31, 1998 and 1997, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The payment rate increases have historically been less than actual inflation.

      Both federal and state legislators are continuing to scrutinize the health care industry for the purpose of reducing health care costs. While the Company is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, the Company expects continuing pressure to limit expenditures by governmental health care programs. Under the Balanced Budget Act of 1997 (the "1997 Act"), there are no increases in the rates paid to acute care hospitals for inpatient care through September 30, 1998. Payments for Medicare outpatient services provided at acute care hospitals and home health services historically have been paid based on costs, subject to certain limits. The 1997 Act requires that the payment for those services be converted to a prospective payment system, which will be phased in over time. The 1997 Act also includes a managed care option which could direct Medicare patients to only managed care providers exclusively. Further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and the Company.

      The Company's acute care hospitals, like most acute care hospitals in the United States, have significant unused capacity. The result is substantial competition for patients and physicians. Inpatient utilization continues to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. The Company expects increased competition and admission constraints to continue in the future. The ability to respond successfully to these trends, as well as spending reductions in governmental health care programs, will play a significant role in determining hospitals' ability to maintain their current rate of net revenue growth and operating margins.

      The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 40.0% and 42.4% of gross patient service revenue for the three months ended March 31, 1998 and 1997, respectively.

      The complexity of the Medicare and Medicaid regulations, increases in managed care, hospital personnel turnover, the dependence of hospitals on physician documentation of medical records and the subjective judgment involved complicates the billing and collections of accounts receivable by hospitals. There can be no assurance that this complexity will not negatively impact the Company's future cash flow or results of operations.

      The Company's historical financial trend has been favorably impacted by the Company's ability to successfully acquire acute care hospitals. While the Company believes that trends in the health care industry described above may create possible future acquisition opportunities, there can be no assurances that it can continue to maintain its current growth rate through hospital acquisitions and successfully integrate the hospitals into its system.

      The Company's owned hospitals accounted for 90.6% of the Company's net operating revenue for the six months ended March 31, 1998 compared to 87.7% for the three months ended March 31, 1997.

      The federal government and a number of states are rapidly increasing the resources devoted to investigating allegations of fraud and abuse in the Medicare and Medicaid programs. At the same time, regulatory and law enforcement authorities are taking an increasingly strict view of the requirements imposed on providers by the Social Security Act and Medicare and Medicaid regulations. Although the Company believes that it is in material compliance with such laws, a determination that the Company has violated such laws, or even the public announcement that the Company was being investigated concerning possible violations, could have a material adverse effect on the Company.

INFLATION

      The health care industry is labor intensive. Wages and other expenses increase, especially during periods of inflation and labor shortages. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company has generally been able to offset increases in operating costs by increasing charges for services and expanding services. The Company has also implemented cost control measures to curb increases in operating costs and expenses. In light of cost containment measures imposed by government agencies and private insurance companies, the Company is unable to predict its ability to offset or control future cost increases, or its ability to pass on the increased costs associates with providing health care services to patients with government or managed care payors, unless such payors correspondingly increase reimbursement rates.

FORWARD-LOOKING STATEMENTS

      Certain statements contained in this discussion, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in regions where the Company operates; demographic changes; the effect of existing or future governmental regulation and federal and state legislative and enforcement initiatives on the Company's business, including the recently-enacted Balanced Budget Act of 1997; changes in Medicare and Medicaid reimbursement levels; the Company's ability to implement successfully its acquisition and development strategy and changes in such strategy; the availability and terms of financing to fund the expansion of the Company's business, including the acquisition of additional hospitals; the Company's ability to attract and retain qualified management personnel and to recruit and retain physicians and other health care personnel to the non-urban markets it serves; the effect of managed care initiatives on the non-urban markets served by the Company's hospitals and the Company's ability to enter into managed care provider arrangements on acceptable terms; the effect of liability and other claims asserted against the Company; the effect of competition in the markets served by the Company's hospitals; and other factors referenced in this report. Certain of these factors are discussed in more detail elsewhere in this report. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART II
                                OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 14, 1998, in anticipation of its initial public offering, the shareholders of Province Healthcare Company took action by unanimous written consent without a meeting and approved the proposed merger with Principal Hospital Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits


Exhibit
Number        Description of Exhibits
------        -----------------------

2.1 Amended and Restated Agreement and Plan of Merger, dated as of January 15, 1998, between Principal Hospital
              Company and Province Healthcare Company ("Province")*

3.1           Amended and Restated Certificate of Incorporation of Province*

3.2           Amended and Restated By-laws of Province*

4.5           Amended and Restated Credit Agreement, dated as of March
              30, 1998, among Province, First Union National Bank, as
              Agent and Issuing Bank, and various lenders thereto

4.6 Participation Agreement, dated as of March 30, 1998, among Province, as Construction Agent and Lessee, various parties as Guarantors, First Security Bank, National
              Association, as Owner Trustee, various banks party thereto, as Holders, various banks party thereto, as Lenders, and First Union National Bank, as Agent.


10.1          Lease Agreement, dated as of March 30, 1998, between
              First Security Bank, National Association, as Owner
              Trustee, and Province, as Lessee

27.1          Financial Data Schedule (for SEC use only)

------------------------

(*) Incorporated by reference to the exhibits filed with the registrant's Registration Statement on Form S-1, Registration No. 333-34421.

(b)      Reports on Form 8-K.

         The Company has filed no reports on Form 8-K for the quarterly period ending March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                    PROVINCE HEALTHCARE COMPANY

                                    By:  /s/  BRENDA B. RECTOR
                                         ---------------------------------------
                                             Brenda B. Rector
                                             Vice President and Controller

Date:  May 15, 1998