Form 10-Q
period 1998-06-30
PROVINCE HEALTHCARE CO
filed 1998-08-14
CIK 1044942

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Transition Period From _____________ To ____________

                           ---------------------------

                           PROVINCE HEALTHCARE COMPANY
             (Exact name of registrant as specified in its charter)

            DELAWARE                      0-23639                 62-1710772
(State or other jurisdiction of   (Commission File Number)     (I.R.S. Employer
 incorporation or organization)                              Identification No.)

            105 WESTWOOD PLACE
            SUITE 400
            BRENTWOOD, TENNESSEE                                      37027
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

                              Yes  X      No
                                  ----        -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at July 23, 1998
COMMON STOCK, $.01 PAR VALUE                            15,695,268

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                  Page
                                                                  ----
         Condensed Consolidated Balance Sheets
           June 30, 1998 and December 31, 1997                       1

         Condensed Consolidated Statements of Income
           Three Months Ended June 30, 1998 and 1997                 2

         Condensed Consolidated Statements of Income
           Six Months Ended June 30, 1998 and 1997                   3

         Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1998 and 1997                   4

         Notes to Condensed Consolidated Financial Statements        5

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      June 30,      December 31,
                                                                                        1998            1997
                                                                                      --------       ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                           $  3,664       $   4,186
  Accounts receivable, less allowance for doubtful
       accounts of $6,679 at June 30, 1998 and
       $4,749 at December 31, 1997                                                      51,924          30,902
  Inventories                                                                            6,008           3,655
  Prepaid expenses and other                                                             5,861           8,334
                                                                                      --------       ---------
       Total current assets                                                             67,457          47,077
Property, plant and equipment, net                                                     107,167          65,974
Other assets:
  Unallocated purchase price                                                             2,075             760
  Cost in excess of net assets acquired, net                                           142,345          53,624
  Other assets                                                                           8,284           9,026
                                                                                      --------       ---------
         Total assets                                                                 $327,328       $ 176,461
                                                                                      ========       =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
COMMON STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $  6,314       $   6,524
   Accrued salaries and benefits                                                        10,394           8,720
   Accrued expenses                                                                      3,594           4,422
   Current maturities of long-term obligations                                           2,355           6,053
                                                                                      --------       ---------
       Total current liabilities                                                        22,657          25,719
Long-term obligations, less current maturities                                         191,435          83,043
Third-party settlements                                                                  6,195           4,680
Other liabilities                                                                        8,201          13,088
Minority interest                                                                          862             825

Mandatory redeemable preferred stock                                                        --          50,162
Common stockholders' equity:
   Common stock--no par value at December 31, 1997; $0.01 par value at June 30,
      1998; authorized 25,000,000 shares; issued and outstanding 13,009,768 shares and 6,330,614 shares at June 30, 1998 and December 31, 1997,
      respectively                                                                         130           2,116
   Additional paid-in-capital                                                           97,338              --
   Retained earnings                                                                       510          (3,172)
                                                                                      --------       ---------
         Total common stockholders' equity                                              97,978          (1,056)
                                                                                      --------       ---------
         Total liabilities, redeemable preferred stock
           and common stockholders' equity                                            $327,328       $ 176,461
                                                                                      ========       =========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended June 30,
                                                         ---------------------------
                                                          1998                1997
                                                         -------            --------
Revenue:
     Net patient service revenue                         $51,242            $ 35,264
     Management and professional services                  2,964               2,728
     Reimbursable expenses                                 1,551               1,672
     Other                                                   875                 425
                                                         -------            --------
         Net operating revenue                            56,632              40,089

Expenses:
     Salaries, wages and benefits                         22,102              14,717
     Reimbursable expenses                                 1,551               1,672
     Purchased services                                    7,128               5,472
     Supplies                                              5,535               3,943
     Provision for doubtful accounts                       4,296               3,493
     Other operating expenses                              4,814               3,722
     Rentals and leases                                    1,208               1,255
     Depreciation and amortization                         3,342               1,841
     Interest expense                                      2,805               2,210
     Minority interest                                        28                  78
     Loss (gain) on sale of assets                            12                (135)
                                                         -------            --------
         Total expenses                                   52,821              38,268
                                                         -------            --------

Income before provision for income taxes                   3,811               1,821
Provision for income taxes                                 1,677                 833
                                                         -------            --------
Net income                                                 2,134                 988
Preferred stock dividends and accretion                       --              (1,156)
                                                         -------            --------
Net (loss) income to common shareholders                 $ 2,134            $   (168)
                                                         =======            ========

Basic earnings (loss) per common share:
     Net income                                          $  0.16            $   0.18
     Preferred stock dividends and accretion                  --               (0.21)
                                                         -------            --------
     Net income (loss) to common shareholders            $  0.16            $  (0.03)
                                                         =======            ========

Diluted earnings (loss) per common share:
     Net income                                          $  0.16            $   0.18
     Preferred stock dividends and accretion                  --               (0.21)
                                                         -------            --------
     Net (loss) income to common shareholders            $  0.16            $  (0.03)
                                                         =======            ========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       Six Months Ended June 30,
                                                        ---------------------------------------------------
                                                                    Actual                        Pro Forma
                                                        ------------------------------             (Note 9)
                                                           1998                 1997                 1998
                                                        ---------             --------             --------
Revenue:
     Net patient service revenue                        $  93,992             $ 69,769             $ 93,992
     Management and professional services                   5,894                5,980                5,894
     Reimbursable expenses                                  3,112                3,379                3,112
     Other                                                  1,484                1,420                1,484
                                                        ---------             --------             --------
         Net operating revenue                            104,482               80,548              104,482

Expenses:
     Salaries, wages and benefits                          40,708               30,117               40,708
     Reimbursable expenses                                  3,112                3,379                3,112
     Purchased services                                    13,162               10,517               13,162
     Supplies                                              10,162                7,760               10,162
     Provision for doubtful accounts                        7,378                5,903                7,378
     Other operating expenses                               9,071                8,075                9,071
     Rentals and leases                                     2,683                2,578                2,683
     Depreciation and amortization                          5,547                3,612                5,547
     Interest expense                                       4,660                3,971                4,186
     Minority interest                                         96                  147                   96
     Loss gain on sale of assets                               45                  (51)                  45
                                                        ---------             --------             --------
         Total expenses                                    96,624               76,008               96,150
                                                        ---------             --------             --------

Income before provision for income taxes                    7,858                4,540                8,332
Provision for income taxes                                  3,449                2,044                3,638
                                                        ---------             --------             --------
Net income                                                  4,409                2,496                4,694
Preferred stock dividends and accretion                      (696)              (2,271)                  --
                                                        ---------             --------             --------
Net income to common shareholders                       $   3,713             $    225             $  4,694
                                                        =========             ========             ========

Basic earnings per common share:
     Net income                                         $    0.39             $   0.46             $   0.36
     Preferred stock dividends and accretion                (0.06)               (0.42)                  --
                                                        ---------             --------             --------
     Net income to common shareholders                  $    0.33             $   0.04             $   0.36
                                                        =========             ========             ========

Diluted earnings per common share:
     Net income                                         $    0.38             $   0.39             $   0.35
     Preferred stock dividends and accretion                (0.06)               (0.35)                  --
                                                        ---------             --------             --------
     Net income to common shareholders                  $    0.32             $   0.04             $   0.35
                                                        =========             ========             ========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               Six Months Ended June 30
                                                               1998                 1997
                                                            ---------             --------
NET CASH USED IN OPERATING ACTIVITIES:                      $  (5,813)            $ (1,259)

INVESTING ACTIVITIES
Purchase of property, plant and equipment                      (6,928)              (4,307)
Purchase of acquired companies                               (129,196)                  --
Other                                                             (81)                (121)
                                                            ---------             --------
Net cash used in investing activities                        (136,205)              (4,428)

FINANCING ACTIVITIES
Proceeds from long-term debt                                  211,342                1,315
Repayments of debt                                           (109,290)                (899)
Net proceeds from issuance of common stock                     77,067                   --
Exchange of Junior Preferred Stock                            (14,884)                  --
Redemption of Senior Preferred Stock                          (22,739)                  --
                                                            ---------             --------
Net cash provided by financing activities                     141,496                  416
                                                            ---------             --------
Net decrease in cash and cash equivalents                        (522)              (5,271)

Cash and cash equivalents at beginning of period                4,186               11,256
                                                            ---------             --------
Cash and cash equivalents at end of period                  $   3,664             $  5,985
                                                            =========             ========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid during the period                          $   3,072             $  3,169
                                                            =========             ========
   Income taxes paid during the period                      $   1,538             $  2,783
                                                            =========             ========

NONCASH TRANSACTIONS
   Dividends and accretion on preferred stock               $     696             $  2,271
   Conversion and redemption of preferred stock                33,138                   --
   Property and equipment acquired through
       capital leases                                              --                  706

ACQUISITIONS
   Fair value of assets acquired                            $ 131,537             $     --
   Liabilities assumed                                          2,341                   --
                                                            ---------             --------
   Cash paid                                                $ 129,196             $     --
                                                            =========             ========

                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1998

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


2.  LONG-TERM DEBT

         On March 30, 1998, the Company amended and restated its Credit Agreement and increased its credit facilities to $260 million, including a five-year $35 million End-Loaded Lease Facility ("ELLF"). At June 30, 1998, the Company had $185.1 million outstanding under its revolving line of credit and no amounts outstanding under the ELLF. In July 1998, the Company completed a public offering of common stock and used the net proceeds therefrom to reduce debt by approximately $65.7 million. (See Note 8.)

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

3.  EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share date):

                                                           Three Months Ended June 30,
                                                            1998               1997
                                                           -------            -------
Numerator:
  Net income                                               $ 2,134            $   988
  Preferred stock dividends and accretion                       --             (1,156)
                                                           -------            -------
  Net income (loss) to common shareholders                 $ 2,134            $  (168)
                                                           =======            =======

Denominator:
Denominator for basic earnings per share to
   common shareholders-weighted-average shares              13,010              5,371


  Effect of dilutive securities -
     Incentive stock options                                   368                406
     Stock purchase rights                                      --                663
                                                           -------            -------
     Denominator for diluted earnings per share             13,378              6,440


Basic earnings (loss) per common share:
     Net income                                            $  0.16            $  0.18
     Preferred stock dividends and accretion                    --              (0.21)
                                                           -------            -------
     Net income (loss) per common share                    $  0.16            $ (0.03)
                                                           =======            =======

Diluted earnings (loss) per common share:(1)
     Net income                                            $  0.16            $  0.18
     Preferred stock dividends and accretion                    --              (0.21)
                                                           -------            -------

     Net income (loss) per common share                    $  0.16            $ (0.03)
                                                           =======            =======


(1) Diluted loss per share amounts for 1997 have been calculated using the same denominator as used in the basic earnings (loss) per share calculation, as the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

                                                                       Six Months Ended June 30,
                                                           --------------------------------------------------
                                                                    Actual                          Pro Forma
                                                           ------------------------------            (Note 9)
                                                              1998                 1997                1998
                                                           ---------             --------            --------
Numerator:
  Net income                                               $    4,409             $ 2,496             $ 4,694
  Preferred stock dividends and accretion                        (696)             (2,271)                 --
                                                           ----------             -------             -------
  Net income to common shareholders                        $    3,713             $   225             $ 4,694
                                                           ==========             =======             =======
Denominator:
Denominator for basic earnings per share to
   common shareholders-weighted-average shares                 11,176               5,371              13,010

  Effect of dilutive securities -
     Incentive stock options                                      317                 353                 317
     Stock purchase rights                                         --                 663                  --
                                                           ----------             -------             -------
     Denominator for diluted earnings per share                11,493               6,387              13,327

Basic earnings per common share:
     Net income                                            $     0.39             $  0.46             $  0.36
     Preferred stock dividends and accretion                    (0.06)              (0.42)                 --
                                                           ----------             -------             -------
     Net income per common share                           $     0.33             $  0.04             $  0.36
                                                           ==========             =======             =======

Diluted earnings per common share:
     Net income                                            $     0.38             $  0.39             $  0.35
     Preferred stock dividends and accretion                    (0.06)              (0.35)                 --
                                                           ----------             -------             -------
     Net income per common share                           $     0.32             $  0.04             $  0.35
                                                           ==========             =======             =======


4.  INCOME TAXES

     The income tax provision recorded for the three months and six months ended June 30, 1998 and 1997 differs from the expected income tax provision due to permanent differences and the provision for state income taxes.


5.  ACQUISITIONS

     In August 1997, the Company acquired Colorado River Medical Center ("CRMC") (formerly Needles Desert Communities Hospital) in Needles, California by paying cash of $3,191,000 and assuming liabilities totaling $518,000. The operating results of CRMC are included in the Company's results of operations from the date of purchase; therefore, the results of operations for the three months and six months ended June 30, 1998 include CRMC.

     On May 1, 1998, the Company acquired Havasu Samaritan Regional Hospital ("Havasu") in Lake Havasu City, Arizona, from Samaritan Health System for approximately $105.5 million. On June 11, 1998, the Company acquired certain net assets and assumed certain liabilities of Elko General Hospital ("Elko") for a purchase price of approximately $21.7 million. To finance these acquisitions, the Company borrowed $106.0 million and

$22.0 million, respectively, under its revolving credit facility. These acquisitions were accounted for as purchase business combinations, and the results of operations of the two hospitals have been included in the results of operations of the Company from the respective dates of acquisition. Cost in excess of net assets acquired in these acquisitions totaled approximately $89.1 million. The allocation of the purchase price associated with these acquisitions has been determined based upon available information and is subject to further refinement.

The following pro forma information reflects the operations of the entities acquired in 1998, as if the respective transactions had occurred at the beginning of the periods presented (in thousands, except per share data):


                                                       Three Months Ended                             Six Months Ended
                                                             June 30,                                     June 30,
                                                --------------------------------             ----------------------------------
                                                   1998                  1997                    1998                   1997
                                                ----------            ----------             -----------            -----------

Net operating revenue                           $   67,010            $   59,693             $   137,579            $   120,120
Net income (loss)                                    1,881                (1,647)                  3,816                 (1,720)
Net income (loss) to common shareholders             1,881                (2,803)                  3,120                 (3,991)

Basic earnings (loss) per common share:
   Net income (loss)                            $     0.14            $    (0.31)            $      0.34            $     (0.32)
   Net income (loss) to common shareholders           0.14                 (0.52)                   0.28                  (0.74)

Diluted earnings (loss) per common share:
Net income (loss)                               $     0.14            $    (0.26)            $      0.33            $     (0.27)
   Net income (loss) to common shareholders           0.14                 (0.44)                   0.27                  (0.62)


       The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions, in fact, occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.


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

NET PATIENT SERVICE REVENUE

       Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the statement of operations in the period in which revisions are made, and resulted in increases in net patient services revenue of $1.1 million, or 1.9% of net operating revenue, for the Company in the second quarter of 1998. There were no increases or decreases recorded in the second quarter of 1997.


FINANCIAL INSTRUMENTS

       Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. On March 10, 1997, as required by the Credit Agreement, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $35 million of floating-rate borrowings to fixed-rate borrowings. The floating-rate payments are based on LIBOR, and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. For the three months ended June 30, 1998 and 1997, the Company received a weighted average rate of 5.69% and 5.62% and paid a weighted average rate of 6.27% and 6.27%, respectively. For the six months ended June 30, 1998 and 1997, the Company received a weighted average rate of 5.78% and 5.61% and paid a weighted average rate of 6.27% and 6.27%, respectively.


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

          The following table sets forth the changes in the stockholders' equity accounts as a result of the reincorporation and the initial public offering of common stock (in thousands):

                                                 No Par Value
                                                 Common Stock          Additional
                                            ----------------------      Paid-in-   Retained
                                              Shares       Amount       Capital     Deficit       Total
                                            ----------     -------      -------     -------      --------
Balance at December 31, 1997                 6,330,614     $ 2,116      $    --     $(3,172)     $ (1,056)

Reincorporation                                     --      (2,053)       2,053          --            --

Conversion of junior preferred stock
     and initial public offering of
     common stock                            6,679,154          67       95,285         (31)       95,321

Preferred stock dividends and accretion             --          --           --        (696)         (696)

Net income                                          --          --           --       4,409         4,409
                                            ----------     -------      -------     -------      --------
Balance at June 30, 1998                    13,009,768     $   130      $97,338     $   510      $ 97,978
                                            ==========     =======      =======     =======      ========


8.  SUBSEQUENT EVENT

       In July 1998, the Company completed its public offering of 2,685,500 shares of common stock at an offering price of $26.00 per share. The net proceeds from the offering of approximately $66.0 million were used primarily to reduce debt.

9.   PRO FORMA FINANCIAL INFORMATION

     The condensed consolidated pro forma statement of income for the six months ended June 30, 1998, gives effect to (i) the conversion of junior preferred stock into common stock and (ii) the sale of common stock in the initial public offering and the application of net proceeds thereof to the repurchase of certain shares of common stock, the redemption of senior preferred stock and the repayment of debt, as if all such transactions had been completed as of January 1, 1998, at the initial public offering price of $16.00 per share, as follows:

     - The elimination of interest expense associated with the $39.6 million of long-term obligations repaid with the net proceeds of the offering, and the elimination of the related income tax benefit based on the combined federal and state statutory rate of 39%.

     - The elimination of the dividends and the accretion of issuance costs on the senior preferred stock redeemed with a portion of the net proceeds of the offering, and the junior preferred stock converted into common stock in connection with the offering.

     The pro forma condensed consolidated financial information gives effect to the initial public offering completed in February 1998, and does not pro forma the effect of the Company's public stock offering completed in July 1998 (See
Note 8) or any other transaction.

     The pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would have been had such transactions in fact occurred as of January 1, 1998, or to project the Company's results of operations in any future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF ACQUISITIONS

     An integral part of the Company's strategy is to acquire non-urban acute-care hospitals. In August 1997, the Company acquired Colorado River Medical Center ("CRMC") (formerly Needles Desert Communities Hospital) in Needles, California (the "CRMC Acquisition"). The operating results of CRMC are included in the Company's results of operations from the date of purchase; therefore, the results of operations for the three-month and six-month periods ended June 30, 1998 include CRMC.

     On May 1, 1998, the Company acquired Havasu Samaritan Regional Hospital ("Havasu") in Lake Havasu City, Arizona, from Samaritan Health System for approximately $105.5 million. On June 11, 1998, the Company acquired certain net assets and assumed certain liabilities of Elko General Hospital ("Elko") for a purchase price of $21.7 million. To finance these acquisitions, the Company borrowed $106.0 million and $22.0 million, respectively, under its revolving credit facility. These acquisitions were accounted for as purchase business combinations, and the results of operations of the two hospitals have been included in the results of operations of the Company from the purchase dates forward. Therefore, the Company's operations for the three-month and six-month periods ended June 30, 1998 include two months' operations of Havasu and a partial month for Elko. The CRMC, Havasu and Elko acquisitions are collectively referred to in this discussion as "the acquisitions."

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

                                                 THREE MONTHS                   PERCENTAGE
                                                    ENDED                    INCREASE (DECREASE)
                                                   JUNE 30,                       AMOUNTS
                                            --------------------                  -------
                                             1998           1997
                                            -----          -----
Net operating revenue                       100.0%         100.0%                   41.3%
Operating expenses (1)                       82.3           85.5                    36.1
                                            -----          -----                   -----
EBITDA (2)                                   17.7           14.5                    71.9
Depreciation and amortization                 5.9            4.6                    81.5
Interest                                      5.0            5.4                    26.9

Minority interest                             0.0            0.2                      --
Loss (gain) on sale of assets                 0.0           (0.3)                 (108.9)
                                            -----          -----                   -----
Income before income taxes                    6.8            4.6                   109.2
Provision for income taxes                    3.0            2.1                   101.3
                                            -----          -----                   -----
Net income                                    3.8%           2.5%                  116.0%
                                            =====          =====                   =====


                                                  SIX MONTHS                   PERCENTAGE
                                                    ENDED                    INCREASE (DECREASE)
                                                   JUNE 30,                       AMOUNTS
                                            --------------------             -------------------
                                             1998           1997
                                            -----          -----
Net operating revenue                       100.0%         100.0%                   29.7%
Operating expenses (1)                       82.6           84.9                    26.3
                                            -----          -----                   -----
EBITDA (2)                                   17.4           15.1                    49.0
Depreciation and amortization                 5.3            4.5                    53.6
Interest                                      4.5            4.9                    17.4

Minority interest                             0.1            0.2                   (34.7)
Loss on sale of assets                        0.0            0.1                   188.2
                                            -----          -----                   -----
Income before income taxes                    7.5            5.6                    73.1
Provision for income taxes                    3.3            2.5                    68.7
                                            -----          -----                   -----
Net income                                    4.2%           3.1%                   76.6%
                                            =====          =====                   =====


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


SELECTED OPERATING STATISTICS - OWNED HOSPITALS


     The following table sets forth certain operating statistics for the Company's owned hospitals for each of the periods presented.

                                                      Three Months Ended                              Six Months Ended
                                                            June 30,                                      June 30,
                                             -----------------------------------             -----------------------------------
                                                 1998                    1997                    1998                    1997
                                             -----------             -----------             -----------             -----------
CONSOLIDATED HOSPITALS:
Number of hospitals end of period                     10                       7                      10                       7
Licensed beds end of period                          746                     517                     746                     517
Beds in service end of period                        633                     405                     633                     405
Inpatient admissions                               5,161                   3,535                   9,736                   7,445
Patient days                                      26,533                  19,933                  52,103                  40,837
Adjusted patient days                             46,785                  36,219                  89,080                  72,656
Average length of stay (days)                        5.1                     5.6                     5.4                     5.5
Occupancy rates (licensed beds)                     43.8%                   42.4%                   46.6%                   43.6%
Occupancy rates (beds in service)                   52.9%                   54.1%                   56.8%                   55.7%

Gross inpatient revenue                      $50,107,334             $32,200,309             $95,159,662             $67,387,683
Gross outpatient revenue                      38,435,799              27,819,663              68,445,942              53,679,899



THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net operating revenue was $56.6 million for the three months ended June 30, 1998, compared to $40.1 million for the comparable period of 1997, an increase of $16.5 million or 41.1%. Revenue generated by hospitals owned during both periods ("same store hospitals") increased $1.5 million, or 4.1%, resulting from inpatient and outpatient volume increases, as well as price increases. Also, cost report settlements and the filing of costs reports in the current quarter resulted in positive revenue adjustments of $1.1 million (1.9% of net patient service revenue) and $0 for the three months ended June 30, 1998 and 1997, respectively. The remaining increase of $15.0 million was primarily attributable to the acquisitions.

Operating expenses were $46.6 million, or 82.3% of net operating revenue, for the three months ended June 30, 1998, compared to $34.3 million, or 85.5% of net operating revenue, for the comparable period of 1997. Operating expenses of same store hospitals increased $0.7 million, primarily as a result of volume increases, and change in case mix, offset by a decrease in bad debt expense. The remaining $11.7 million increase was primarily attributable to the acquisitions.

EBITDA was $10.0 million or 17.7% of net operating revenue for the three months ended June 30, 1998, compared to $5.8 million, or 14.5% of net operating revenue, for the comparable period of 1997. EBITDA for the Company's hospitals owned during both periods increased 10.2%, and as a percent of net operating revenue was 18.9% for the three months ended June 30, 1998, compared to 17.9% for the comparable period of 1997.

Depreciation and amortization expense was $3.3 million, or 5.9% of net operating revenue, for the three months ended June 30, 1998, compared to $1.8 million, or 4.6% of net operating revenue for the comparable period of 1997. The increase in depreciation and amortization resulted from the acquisitions and increased capital expenditures. Interest expense as a percent of net operating revenue decreased to 5.0% for the three months ended June 30, 1998, compared to 5.5% for the comparable period of 1997.

Net income was $2.1 million, or 3.8% of net operating revenue, for the three months ended June 30, 1998, compared to $1.0 million, or 2.5% of net operating revenue for the comparable period of 1997.


SIX MONTHS ENDED JUNE 30,1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net operating revenue was $104.5 million for the six months ended June 30, 1998, compared to $80.5 million for the comparable period of 1997, an increase of $24.0 million or 29.8%. Revenue generated by hospitals owned during both periods ("same store hospitals") increased $4.8 million, or 6.7%, resulting from inpatient and outpatient volume increases, as well as price increases. Also, cost report settlements and the filing of cost reports resulted in positive revenue adjustments of $1.1 million (1.9% of net patient service revenue) and $0 for the six months ended June 30, 1998 and 1997, respectively. The remaining increase of $19.2 million was primarily attributable to the acquisitions, offset by decreases in revenue in the management company of $0.4 million, resulting primarily from a decrease in the number of management contracts, and a decrease in various other revenue.

Operating expenses were $86.3 million, or 82.6% of net operating revenue, for the six months ended June 30, 1998, compared to $68.3 million, or 84.9% of net operating revenue, for the comparable period of 1997. Operating expenses of same store hospitals increased $3.2 million, primarily as a result of volume increases, change in case mix and an increase in salaries, wages and benefits. The remaining $14.8 million increase was primarily attributable to the acquisitions.

EBITDA was $18.2 million or 17.4% of net operating revenue for the six months ended June 30, 1998, compared to $12.2 million, or 15.2% of net operating revenue, for the comparable period of 1997. EBITDA for the Company's hospitals owned during both periods increased 11.0%, and as a percent of net operating revenue was 20.6% for the six months ended June 30, 1998, compared to 19.8% for the comparable period of 1997.

Depreciation and amortization expense was $5.5 million, or 5.3% of net operating revenue, for the six months ended June 30, 1998, compared to $3.6 million, or 4.5% of net operating revenue for the comparable period of 1997. The increase in depreciation and amortization resulted from the acquisitions and increased capital expenditures. Interest expense as a percent of net operating revenue decreased to 4.5% for the six months ended June 30, 1998, compared to 4.9% for the comparable period of 1997.

Net income was $4.4 million, or 4.2% of net operating revenue, for the six months ended June 30, 1998, compared to $2.5 million, or 3.1% of net operating revenue for the comparable period of 1997.

The unaudited pro forma condensed consolidated statement of income for the six months ended June 30, 1998 gives effect to (i) the conversion of junior preferred stock into common stock and (ii) the sale of common stock in the initial public offering and the application of net proceeds thereof to the repurchase of certain shares of common stock, the redemption of senior preferred stock and the repayment of debt, as if all such transactions had been completed as of January 1, 1998, at the initial public offering price of $16.00 per share, as follows:

     - The elimination of interest expense associated with the $39.6 million of long-term obligations repaid with the net proceeds of the offering, and the elimination of the related income tax benefit based on the combined federal and state statutory rate of 39%.

     - The elimination of the dividends and the accretion of issuance costs on the senior preferred stock redeemed with a portion of the net proceeds of the offering and the junior preferred stock converted into common stock in connection with the offering.

     The pro forma condensed consolidated financial information gives effect to the initial public offering completed in February, 1998, and does not pro forma the effect of the Company's public stock offering completed in July 1998 or any other transaction.

     The pro forma condensed consolidated income statement does not purport to represent what the Company's results of operations would have been had such transactions in fact occurred as of January 1, 1998, or to project the Company's results of operations in any future period.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had working capital of $44.8 million, including cash and cash equivalents of $3.7 million. The ratio of current assets to current liabilities was 3.0 to 1.0 and 1.8 to 1.0 at June 30, 1998 and December 31, 1997, respectively.

     In February 1998, the Company completed its initial public offering ("IPO") of common stock. In connection with the offering, the Series B redeemable junior preferred stock was converted into common stock at the public offering price of the common stock. The net proceeds from the offering were used to reduce the balance of the outstanding term and revolving credit loans ($39.6 million), redeem the outstanding balance of the Series A redeemable senior preferred stock plus accrued dividends ($22.7 million) and repurchase a portion of the common stock which was issued upon conversion of the Series B junior preferred stock ($14.9 million).

     At June 30, of 1998, total long-term obligations increased to $191.4 million from $83.0 million at year end. The increase resulted primarily from the borrowing to finance the Havasu and Elko acquisitions, offset by a reduction in debt from application of IPO proceeds. In March 1998, the Company amended and restated its Credit Agreement and increased its credit facilities to $260 million, including a five-year $35 million End-Loaded Lease Facility ("ELLF").

     Cash used in operations was $5.8 million for the six months ended June 30, 1998. Cash used in operations was $1.3 million for the six months ended June 30,1997. Cash used in investing activities was $136.2 million for the six months ended June 30, 1998, primarily as a result of the Havasu and Elko acquisitions and capital expenditures. Cash used in investing activities was $4.4 million for the six months ended June 30, 1997, primarily as a result of capital expenditures. Net cash provided by financing activities was $141.5 million for the six months ended June 30, 1998, primarily as a result of the IPO and the Havasu and Elko acquisitions. Net cash provided by financing activities was $0.4 million in 1997, primarily as a result of proceeds from debt.

     The Company intends to acquire additional acute care facilities, and is actively seeking out such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs. At June 30, 1998, the Company had $185.1 million outstanding under its revolving line of credit and no amounts outstanding under the ELLF.

     Capital expenditures, excluding acquisitions for the six months ended June 30, 1998 and 1997 were $6.9 million and $4.3 million, respectively. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. The management services business does not require significant capital expenditures. The Company expects to make capital expenditures in 1998 of approximately $12 million, exclusive of any acquisitions of businesses. Planned capital expenditures for 1998 consist principally of capital improvements to owned and leased hospitals. The Company expects to fund these expenditures through cash provided by operating activities and borrowings under its revolving credit agreement.

     In July 1998, the Company completed its public offering of 2,685,500 shares of common stock at an offering price of $26.00 per share. The net proceeds from the offering of approximately $66.0 million were primarily used to reduce amounts outstanding on the revolving line of credit.


GENERAL

     The federal Medicare program accounted for approximately 57.3% and 58.8% of hospital patient days for the three months and six months ended June 30, 1998, respectively. The state Medicaid programs accounted for approximately 11.1% and 11.0% of hospital patient days for the three months and six months ended June 30, 1998, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases have historically been less than actual inflation.

     Both federal and state legislators are continuing to scrutinize the health care industry for the purpose of reducing health care costs. While the Company is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, the Company expects continuing pressure to limit expenditures by governmental health care programs. Under the Balanced Budget Act of 1997 (the "1997 Act"), there are no scheduled increases in the inpatient Medicare rates paid to acute care hospitals for inpatient care through September 30, 1998. Payments for Medicare outpatient services provided at acute care hospitals and home health services historically have been paid based on costs, subject to certain limits. The 1997 Act requires that the payment for those services be converted to a prospective payment system, which will be phased in over time. The 1997 Act also includes a managed care option which could direct Medicare patients to managed care organizations. Further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and the Company.

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

     The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 43.4% and 46.4% of gross patient service revenue for the three months ended June 30, 1998 and 1997, respectively, and approximately 41.8% and 44.3% for the six months ended June 30, 1998 and 1997, respectively.

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

     The Company's owned hospitals accounted for 92.0% and 91.4% of the Company's net operating revenue for the three months and six months ended June 30, 1998, respectively, compared to 89.0% and 88.4% for the three months and six months ended June 30, 1997, respectively.

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

                                     PART II
                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On Friday, June 5, 1998, the Company held its 1998 Annual Meeting of Shareholders. At such meeting, the shareholders voted on the following four proposals.

         First, the shareholders voted on the election of six nominees to the Board of Directors. Prior to the Annual Meeting, the incumbent Board of Directors had determined that the size of the Board of Directors should be set at six directors. The incumbent Board of Directors also nominated all six of its current directors, Martin S. Rash, Bruce V. Rauner, Joseph P. Nolan, A.E. Brim, Michael T. Willis and David L. Steffey, for election at such Annual Meeting to serve until the annual meeting of shareholders in 1999. The directors were elected by the following votes:



NAME                                    FOR               AGAINST            ABSTAIN           BROKER NON-VOTES
----                                    ---               -------            -------           ----------------
Martin S. Rash                        10,267,001              0                  50                1,390,399

Bruce V. Rauner                       10,267,001              0                  50                1,390,399

Joseph P. Nolan                       10,267,001              0                  50                1,390,399

A.E. Brim                             10,267,001              0                  50                1,390,399

Michael T. Willis                     10,267,001              0                  50                1,390,399

David L. Steffey                      10,267,001              0                  50                1,390,399

         Second, the shareholders voted to approve adoption of the Province Healthcare Company Employee Stock Purchase Plan ("ESPP"). Prior to the Annual Meeting, the Board of Directors had adopted, subject to shareholder approval, the ESPP, which grants to all eligible employees an option to purchase shares of Company Common Stock at a discount from fair market value and is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code. At the Annual Meeting, the shareholders voted to approve the ESPP, with 10,267,001 votes for, 50 votes against, 0 abstentions, and 1,390,399 broker non-votes.

         Third, the shareholders voted to approve an amendment to the Company's 1997 Long-Term Equity Incentive Plan (the "1997 Plan"). Prior to the Annual Meeting, the Board of Directors had adopted, subject to shareholder approval, an amendment to the 1997 Plan to increase the number of authorized shares of Common Stock available for incentive awards by 250,000 shares. At the Annual Meeting, the shareholders voted to approve the amendment to the 1997 Plan, with 10,084,036 votes for, 182,895 votes against, 120 abstentions, and 1,390,399 broker non-votes.

         Fourth, the shareholders voted to approve the appointment of the Company's auditors. Prior to the Annual Meeting, the Board of Directors had selected the accounting firm of Ernst & Young LLP as independent auditors of the Company for the year ending

December 31, 1998, subject to ratification by the Shareholders. At the Annual Meeting, the shareholders voted to ratify the appointment of Ernst & Young LLP, with 10,265,051 votes for, 0 votes against, 2,000 abstentions, and 1,390,399 broker non-votes.

ITEM 5.  OTHER INFORMATION.

         The deadline for delivering to the Company notice of shareholder proposals, other than proposals to be included in the proxy statement, for the 1999 Annual Meeting of Shareholders will be March 27, 1999, pursuant to Rule 14a-4 under the Securities Exchange Act of 1934. The persons named as proxies in the proxy statement may exercise discretionary authority to vote on any proposals received after such date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits


Exhibit
Number     Description of Exhibits
------     -----------------------

  10.1 Asset Purchase Agreement, dated April 29, 1998, between Province, PHC-Lake Havasu, Inc. and Samaritan Health System (a)

  10.2 Asset Purchase Agreement, dated June 8, 1998, between Province and the County of Elko (b)

  10.3 Amendment to the Province Healthcare Company Long-Term Equity Incentive Plan, effective March 24, 1998 (c)

  10.4 Province Healthcare Company Employee Stock Purchase Plan, effective March 24, 1998 (c)

  27       Financial Data Schedule (for SEC use only)

-------------------------

(a) Incorporated by reference to Exhibit 2.1 filed with the registrant's Current Report on Form 8-K, dated May 14, 1998, Commission File No. 0-23639.

(b) Incorporated by reference to Exhibit 10.26 filed with the registrant's Registration Statement on Form S-1, Registration No. 333-56663.

(c) Incorporated by reference to the exhibits filed with the registrant's Proxy Statement on Schedule 14A, dated May 11, 1998, Commission File No. 0-23639.



(b) Reports on Form 8-K.

         During the three months ended June 30, 1998, the Company filed the following reports on Form 8-K:

     (i) Form 8-K dated May 14, 1998, in connection with the Company's acquisition on May 1, 1998 of substantially all the assets of Havasu Samaritan Regional Hospital in Lake Havasu City, Arizona. On June 15, 1998, the Company filed an Amendment No. 1 to such Current Report on Form 8-K/A, containing the financial statements of Havasu Samaritan Regional Hospital and certain pro forma financial information.

     (ii) Form 8-K dated June 26, 1998, in connection with the Company's acquisition on June 11, 1998 of substantially all the assets of Elko General Hospital in Elko, Nevada. On August 14, 1998, the Company filed an Amendment No. 1 to such Current Report on Form 8-K/A, containing the financial statements of Elko General Hospital and certain pro forma financial information.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                         PROVINCE HEALTHCARE COMPANY

                                         By:   /s/ BRENDA B. RECTOR
                                             -----------------------------------
                                               Brenda B. Rector
                                               Vice President and Controller

Date:  August 14, 1998