Form 10-Q
period 1998-09-30
PROVINCE HEALTHCARE CO
filed 1998-11-12
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q


                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


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


                                  (615)370-1377
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X     No
                                     -----      -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                               OUTSTANDING AT OCTOBER 31, 1998
COMMON STOCK, $.01 PAR VALUE                              15,699,751

                                     PART I.
                              FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)                                  Page

          Condensed Consolidated Balance Sheets
              September 30, 1998 and December 31, 1997.........................1

          Condensed Consolidated Statements of Income
              Three Months Ended September 30, 1998 and 1997...................2

          Condensed Consolidated Statements of Income
              Nine Months Ended September 30, 1998 and 1997....................3

          Condensed Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1998 and 1997....................4

          Notes to Condensed Consolidated Financial Statements.................5


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................12

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                    September 30,       December 31,
                                                                         1998               1997
                                                                    -------------       ------------
ASSETS                                                               (Unaudited)           (Note)
Current assets:
  Cash and cash equivalents                                             $ 4,622           $  4,186
  Accounts receivable, less allowance for doubtful
       accounts of $8,524 at September 30, 1998 and
       $4,749 at December 31, 1997                                       49,534             30,902
  Inventories                                                             6,372              3,655
  Prepaid expenses and other                                             12,403              8,334
                                                                       --------           --------
       Total current assets                                              72,931             47,077
Property, plant and equipment, net                                      110,380             65,974
Other assets:
  Unallocated purchase price                                                122                760
  Cost in excess of net assets acquired, net                            142,900             53,624
  Other assets                                                            9,488              9,026
                                                                       --------           --------
         Total assets                                                  $335,821           $176,461
                                                                       ========           ========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND
COMMON STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $  5,627           $  6,524
   Accrued salaries and benefits                                         10,796              8,720
   Accrued expenses                                                       3,047              4,422
   Current maturities of long-term obligations                            2,371              6,053
                                                                       --------           --------
       Total current liabilities                                         21,841             25,719
Long-term obligations, less current maturities                          133,076             83,043
Third-party settlements                                                   4,076              4,680
Other liabilities                                                         9,976             13,088
Minority interest                                                           795                825
                                                                       --------           --------
       Total noncurrent liabilities                                     147,923            101,636

Mandatory redeemable preferred stock                                         --             50,162
Common stockholders' equity:
   Common stock--no par value at December 31, 1997;
      $0.01 par value at September 30, 1998; authorized
      25,000,000 shares; issued and outstanding
      15,699,751 shares and 6,330,614 shares at
      September 30, 1998 and December 31, 1997,
      respectively                                                          157              2,116
   Additional paid-in-capital                                           162,858                 --
   Retained earnings                                                      3,042             (3,172)
                                                                       --------           --------
         Total common stockholders' equity                              166,057             (1,056)
                                                                       --------           --------
         Total liabilities, redeemable preferred stock
           and common stockholders' equity                             $335,821           $176,461
                                                                       ========           ========

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   Three Months Ended September 30,
                                                             --------------------------------------------
                                                                      Actual                 Pro Forma
                                                             ------------------------         (Note 9)
                                                               1998            1997             1998
                                                             --------        --------         --------
Revenue:
     Net patient service revenue                             $ 61,977        $ 37,944         $ 61,977
     Management and professional services                       2,889           2,748            2,889
     Reimbursable expenses                                      1,639           1,618            1,639
     Other                                                        766             777              766
                                                             --------        --------         --------
         Net operating revenue                                 67,271          43,087           67,271


Expenses:
     Salaries, wages and benefits                              27,202          16,523           27,202
     Reimbursable expenses                                      1,639           1,618            1,639
     Purchased services                                         7,192           6,743            7,192
     Supplies                                                   6,862           4,273            6,862
     Provision for doubtful accounts                            5,988           2,905            5,988
     Other operating expenses                                   5,263           4,063            5,263
     Rentals and leases                                         1,584           1,253            1,584
     Depreciation and amortization                              3,826           1,766            3,826
     Interest expense                                           3,132           2,206            2,915
     Minority interest                                             33             144               33
     Loss on sale of assets                                        --               3               --
                                                             --------        --------         --------
         Total expenses                                        62,721          41,497           62,504
                                                             --------        --------         --------

Income before provision for income taxes                        4,550           1,590            4,767
Provision for income taxes                                      2,019             773            2,115
                                                             --------        --------         --------
Net income                                                      2,531             817            2,652
Preferred stock dividends and accretion                            --          (1,437)              --
                                                             --------        --------         --------
Net income to common shareholders                            $  2,531        $   (620)        $  2,652
                                                             ========        ========         ========

Basic earnings per common share:
     Net income                                              $   0.17        $   0.13         $   0.17
     Preferred stock dividends and accretion                       --           (0.23)              --
                                                             --------        --------         --------
     Net income to common shareholders                       $   0.17        $  (0.10)        $   0.17
                                                             ========        ========         ========

Diluted earnings per common share:
     Net income                                              $   0.16        $   0.13         $   0.16
     Preferred stock dividends and accretion                       --           (0.23)              --
                                                             --------        --------         --------
     Net income to common shareholders                       $   0.16        $  (0.10)        $   0.16
                                                             ========        ========         ========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Nine Months Ended September 30,
                                                            -----------------------------------------
                                                                    Actual                  Pro Forma
                                                            ------------------------         (Note 8)
                                                              1998            1997            1998
                                                            --------        --------        ---------
Revenue:
     Net patient service revenue                            $155,968        $107,712        $ 155,968
     Management and professional services                      8,783           8,729            8,783
     Reimbursable expenses                                     4,752           4,997            4,752
     Other                                                     2,250           2,196            2,250
                                                            --------         -------         --------
         Net operating revenue                               171,753         123,634          171,753


Expenses:
     Salaries, wages and benefits                             67,910          46,640           67,910
     Reimbursable expenses                                     4,752           4,997            4,752
     Purchased services                                       20,353          17,260           20,353
     Supplies                                                 17,024          12,032           17,024
     Provision for doubtful accounts                          13,367           8,808           13,367
     Other operating expenses                                 14,333          12,141           14,333
     Rentals and leases                                        4,267           3,831            4,267
     Depreciation and amortization                             9,373           5,377            9,373
     Interest expense                                          7,792           6,177            4,569
     Minority interest                                           129             291              129
     Loss (gain) on sale of assets                                45             (47)              45
                                                            --------         -------         --------
         Total expenses                                      159,345         117,507          156,122
                                                            --------         -------         --------

Income before provision for income taxes                      12,408           6,127           15,631
Provision for income taxes                                     5,468           2,818            6,889
                                                            --------         -------         --------
Net income                                                     6,940           3,309            8,742
Preferred stock dividends and accretion                         (696)         (3,708)              --
                                                            --------         -------         --------
Net income to common shareholders                           $  6,244         $  (399)        $  8,742
                                                            ========         =======         ========

Basic earnings per common share:
     Net income                                             $   0.55         $  0.59         $   0.56
     Preferred stock dividends and accretion                   (0.05)          (0.66)              --
                                                            --------         -------         --------
     Net income to common shareholders                      $   0.50         $  0.07         $   0.56
                                                            ========         =======         ========

Diluted earnings per common share:
     Net income                                             $   0.54         $  0.59         $   0.55
     Preferred stock dividends and accretion                   (0.06)          (0.66)              --
                                                            --------         -------         --------
     Net income to common shareholders                      $   0.48         $  0.07         $   0.55
                                                            ========         =======         ========

                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                   -----------------------------
                                                                     1998                  1997
                                                                   ---------            --------
NET CASH USED IN OPERATING ACTIVITIES                              $  (6,302)           $ (2,096)

INVESTING ACTIVITIES
Purchase of property, plant and equipment                            (10,778)            (12,708)
Purchase of acquired companies                                      (130,869)             (2,562)
Other                                                                   (111)                 --
                                                                   ---------             -------

Net cash used in investing activities                               (141,758)            (15,270)


FINANCING ACTIVITIES
Proceeds from long-term debt                                         228,580               9,000
Repayments of debt                                                  (185,075)             (1,402)
Net proceeds from issuance of common stock                           142,614                 442
Issuance of Junior and Senior Preferred Stock                             --               3,755
Proceeds from common stock note                                           --                 211
Exchange of Junior Preferred Stock                                   (14,884)                 --
Redemption of Senior Preferred Stock                                 (22,739)                 --
                                                                   ---------            --------

Net cash provided by financing activities                            148,496              12,006
                                                                   ---------            --------

Net decrease in cash and cash equivalents                                436              (5,360)

Cash and cash equivalents at beginning of period                       4,186              11,256
                                                                   ---------            --------


Cash and cash equivalents at end of period                         $   4,622            $  5,896
                                                                   =========            ========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid during the period                                 $   5,957            $  4,970
                                                                   =========            ========
   Income taxes paid during the period                             $   4,239            $  4,137
                                                                   =========            ========

NONCASH TRANSACTIONS
   Dividends and accretion on preferred stock                      $     696            $  3,708
   Conversion and redemption of preferred stock                       33,138                  --
   Property and equipment acquired through
       capital leases                                                    765               1,305

ACQUISITIONS
   Fair value of assets acquired                                   $ 133,710            $  2,683
   Liabilities assumed                                                (2,841)               (121)
                                                                   ---------            --------
   Cash paid                                                       $ 130,869            $  2,562
                                                                   =========            ========

                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998


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


2.  LONG-TERM DEBT

        On March 30, 1998, the Company amended and restated its Credit Agreement and increased its credit facilities to $260 million, including a five-year $35 million End-Loaded Lease Facility ("ELLF"). At September 30, 1998, the Company had $126.7 million outstanding under its revolving line of credit and no amounts outstanding under the ELLF. In July 1998, the Company completed a public offering of common stock and used the net proceeds therefrom to reduce debt by approximately $65.7 million. (See Note 7.)

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


        On September 4, 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45.0 million of floating-rate borrowings to fixed-rate borrowings. This interest rate swap agreement will be used to manage the Company's interest rate exposure. The agreement is a contract to periodically exchange floating interest rate payments for fixed interest rate payments over the life of the agreement. The Company secured a 5.625% fixed interest rate.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)- (CONTINUED)



3.  EARNINGS (LOSS) PER SHARE


        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share date):

                                                                 Three Months Ended September 30,
                                                              --------------------------------------
                                                                      Actual               Pro Forma
                                                              --------------------         ---------
                                                                                            (Note 8)
                                                              1998            1997            1998
                                                              ----            ----            -----
     Numerator:
       Net income                                            $ 2,531        $   817          $ 2,652
       Preferred stock dividends and accretion                    --         (1,437)              --
                                                             -------        -------          -------
       Net income (loss) to common shareholders              $ 2,531        $  (620)         $ 2,652
                                                             =======        =======          =======

     Denominator:
       Denominator for basic earnings per share to
        common shareholders-weighted-average shares           15,251          6,162           15,697


       Effect of dilutive securities -
          Incentive stock options                                386            366              385
          Stock purchase rights                                   --             --               --
                                                             -------        -------          -------
       Denominator for diluted earnings per share             15,637          6,528           16,082


     Basic earnings (loss) per common share:
       Net income                                            $  0.17        $  0.13          $  0.17
       Preferred stock dividends and accretion                    --          (0.23)              --
                                                             -------        -------          -------
          Net income (loss) per common share                 $  0.17        $ (0.10)         $  0.17
                                                             =======        =======          =======

     Diluted earnings (loss) per common share:(1)
       Net income                                            $  0.16        $  0.13          $  0.16
       Preferred stock dividends and accretion                    --          (0.23)              --
                                                             -------        -------          -------
          Net income (loss) per common share                 $  0.16        $ (0.10)         $  0.16
                                                             =======        =======          =======

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)- (CONTINUED)

                                                                    Nine Months Ended September 30,
                                                                 -------------------------------------
                                                                       Actual                Pro Forma
                                                                 ------------------          ---------
                                                                                              (Note 8)
                                                                 1998          1997             1998
                                                                 ----          ----             -----
     Numerator:
       Net income                                               $ 6,940       $ 3,309          $ 8,742
       Preferred stock dividends and accretion                     (696)       (3,708)              --
                                                                -------       -------          -------
       Net income (loss) to common shareholders                 $ 6,244       $  (399)         $ 8,742
                                                                =======       =======          =======

     Denominator:
       Denominator for basic earnings per share to
        common shareholders-weighted-average shares              12,549         5,637           15,696


       Effect of dilutive securities -
          Incentive stock options                                   330           379              330
          Stock purchase rights                                      --           450               --
                                                                -------       -------          -------
       Denominator for diluted earnings per share                12,879         6,466           16,026


     Basic earnings (loss) per common share:
       Net income                                               $  0.55       $  0.59          $  0.56
       Preferred stock dividends and accretion                    (0.05)        (0.66)              --
                                                                -------       -------          -------

          Net income (loss) per common share                    $  0.50       $ (0.07)         $  0.56
                                                                =======       =======          =======

     Diluted earnings (loss) per common share:(1)
       Net income                                               $  0.54       $  0.59          $  0.55
       Preferred stock dividends and accretion                    (0.06)        (0.66)              --
                                                                -------       -------          -------

          Net income (loss) per common share                    $  0.48       $ (0.07)         $  0.55
                                                                =======       =======          =======



(1) Diluted loss per share amounts for 1997 have been calculated using the same denominator as used in the basic earnings (loss) per share calculation, as the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.


4.     INCOME TAXES

       The income tax provision for the three months and nine months ended September 30, 1998 and 1997 differs from the expected income tax provision due to permanent differences and the provision for state income taxes.


5.     ACQUISITIONS

       In August 1997, the Company acquired Colorado River Medical Center ("CRMC") (formerly Needles Desert Communities Hospital) in Needles, California by paying cash of $3,191,000 and assuming liabilities totaling $518,000. The operating results of CRMC are included in the Company's results of operations from the date of purchase; therefore, the results of operations for the three months and nine months ended September 30, 1998 include CRMC.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)- (CONTINUED)


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

         The following pro forma information for the Company includes the operations of the entities acquired in 1998 and 1997, as if the respective transactions had occurred at the beginning of the periods presented (in thousands, except per share data):

                                                            Three Months Ended            Nine Months Ended
                                                               September 30,                 September 30,
                                                          ---------------------        -----------------------
                                                           1998           1997           1998           1997
                                                          -------       -------        --------       --------
       Net operating revenue                              $67,271       $63,812        $205,797       $189,693
       Net income                                           2,531           (23)          7,294          1,142
       Net income (loss) to common shareholders             2,531        (1,460)          6,598         (2,566)

       Basic earnings (loss) per common share:
        Net income                                          $0.17        $ 0.00           $0.58         $ 0.20
        Net income (loss) to common shareholders             0.17         (0.24)           0.53          (0.46)

       Diluted earnings (loss) per common share:
        Net income                                          $0.16        $ 0.00           $0.57         $ 0.18
        Net income (loss) to common shareholders             0.16         (0.22)          $0.51          (0.40)


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

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)- (CONTINUED)



LITIGATION

         The Company currently, and from time to time, is expected to be subject to claims and suits arising in the ordinary course of business.

NET PATIENT SERVICE REVENUE

         Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the statement of income in the period in which revisions are made, and resulted in increases in net patient service revenue of $2.2 million and $3.4 million, or 3.5% and 2.2%, respectively, of net operating revenue, for the Company in the three and nine-month periods ended September 30, 1998. This compared to an increase of $0.8 million in both the three and nine-month periods ended September 30, 1997.

FINANCIAL INSTRUMENTS

         Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. On March 10, 1997, as required by the Credit Agreement, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $35 million of floating-rate borrowings to fixed-rate borrowings. The floating-rate payments are based on LIBOR, and fixed-rate payments are based on market levels at the time the swap agreement was consummated. For the three months ended September 30, 1998 and 1997, the Company received a weighted average rate of 5.67% and 5.79% and paid a weighted average rate of 6.27% and 6.27%, respectively. For the nine months ended September 30, 1998 and 1997, the Company received a weighted average rate of 5.74% and 5.69% and paid a weighted average rate of 6.27% and 6.27%, respectively.

       On September 4, 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45 million of floating-rate borrowings to fixed-rate borrowings. The floating-rate payments are based on LIBOR, and fixed-rate payments are based on market levels at the time the swap agreement was consummated. For the three months ended September 30, 1998, the Company received a weighted average rate of 5.59% and paid a weighted average rate of 5.625%.


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

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)


PUBLIC OFFERINGS OF COMMON STOCK

         On February 17, 1998, the Company closed its initial public offering of 5,405,000 shares of common stock at an offering price of $16.00 per share. In connection with the offering, the Series B redeemable junior preferred stock was converted into common stock at the public offering price of the common stock. The net proceeds from the offering were used to redeem the outstanding balance of the Series A redeemable senior preferred stock plus accrued dividends, reduce the balance of the outstanding term and revolving credit loans, and repurchase a portion of the common stock which was issued upon conversion of the Series B redeemable junior preferred stock.

         In July 1998, the Company completed its public offering of 2,685,500 shares of common stock at an offering price of $26.00 per share. The net proceeds from the offering of approximately $66.0 million were used primarily to reduce debt.

         The following table sets forth the changes in the stockholders' equity accounts as a result of the reincorporation and the public offerings of common stock (in thousands):


                                                                                               Retained
                                                     Common Stock            Additional        Earnings
                                                  Shares        Amount     Paid-in-Capital     (Deficit)        Total
                                                ----------     -------     ---------------     --------        -------
Balance at December 31, 1997                     6,330,614     $ 2,116        $     --          $(3,172)       $(1,056)

Reincorporation                                         --      (2,053)          2,053               --             --

Conversion of junior preferred stock
     and initial public offering of
     common stock                                6,679,154          67          95,285              (30)        95,322

Issuance of common stock from
     follow-on stock offering                    2,685,500          27          65,500               --         65,527

Exercise of stock options                            4,483          --              20               --             20

Preferred stock dividends and accretion                 --          --              --             (696)          (696)

Net income                                              --          --              --            6,940          6,940
                                                ----------     -------        --------          -------       --------
Balance at September 30, 1998                   15,699,751     $   157        $162,858          $ 3,042       $166,057
                                                ==========     =======        ========          =======       ========




8.   PRO FORMA FINANCIAL INFORMATION

         The unaudited pro forma condensed consolidated statements of income for the three and nine months ended September 30, 1998, give effect to (i) the conversion of junior preferred stock into common stock at the initial public offering price of $16.00 per share; (ii) the sale of common stock in the initial public offering (IPO)in February 1998, and the application of net proceeds thereof to the repurchase of certain shares of common stock, the redemption of senior preferred stock and the repayment of debt; and (iii) the sale of common stock at $26.00 per share in a public offering completed in July, 1998, and the application of net proceeds thereof to reduce debt; as if all such transactions had been completed as of January 1, 1998, as follows:

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)


     - The elimination of interest expense associated with the $39.6 million of long-term obligations repaid with the net proceeds of the IPO, and the elimination of the related income tax benefit.

     - The elimination of the dividends and the accretion of issuance costs on the senior preferred stock redeemed with a portion of the net proceeds of the IPO, and the junior preferred stock converted into common stock in connection with the IPO.

     - The elimination of interest expense associated with the $65.7 million of long-term obligations repaid with the net proceeds of the July 1998 public stock offering, and the elimination of the related income tax benefit.

          The pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would have been had such transactions in fact occurred as of January 1, 1998, or to project the Company's results of operations in any future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

IMPACT OF ACQUISITIONS
       An integral part of the Company's strategy is to acquire non-urban acute-care hospitals. In August 1997, the Company acquired Colorado River Medical Center ("CRMC") (formerly Needles Desert Communities Hospital) in Needles, California (the "CRMC acquisition"). The operating results of CRMC are included in the Company's results of operations from the date of purchase; therefore, the results of operations for the three-month and nine-month periods ended September 30, 1998 include CRMC and the results of operations for the three-month and nine-month periods ended September 30, 1997 include CRMC for two months.

       On May 1, 1998, the Company acquired Havasu Samaritan Regional Hospital ("Havasu") in Lake Havasu City, Arizona, from Samaritan Health System for approximately $105.5 million. On June 11, 1998, the Company acquired certain net assets and assumed certain liabilities of Elko General Hospital ("Elko") for a purchase price of $21.7 million. To finance these acquisitions, the Company borrowed $106.0 million and $22.0 million, respectively, under its revolving credit facility. These acquisitions were accounted for as purchase business combinations, and the results of operations of the two hospitals have been included in the results of operations of the Company from the purchase dates forward. Therefore, the Company's operations for the three-month and nine-month periods ended September 30, 1998 includes Havasu and Elko, and the operations for the nine-month period ended September 30, 1998 include five months' operations of Havasu and three and a half months' for Elko. The CRMC, Havasu and Elko acquisitions are collectively referred to in this discussion as "the acquisitions."

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

                                                  THREE MONTHS                PERCENTAGE
                                                     ENDED                INCREASE (DECREASE)
                                                  SEPTEMBER 30,           OF DOLLAR AMOUNTS
                                               --------------------       ------------------
                                               1998           1997
                                               -----          -----
     Net operating revenue                     100.0%         100.0%               56.1%
     Operating expenses (1)                     82.8           86.8                49.1
                                               -----          -----

     EBITDA (2)                                 17.2           13.2               102.2
     Depreciation and amortization               5.7            4.1               116.6
     Interest                                    4.7            5.1                42.0

     Minority interest                           0.0            0.3               (77.1)

     Income before income taxes                  6.8            3.7               186.2
     Provision for income taxes                  3.0            1.8               161.2
                                               -----          -----

     Net income                                  3.8%           1.9%              209.8%
                                               =====          =====

                                                    NINE MONTHS                PERCENTAGE
                                                       ENDED               INCREASE (DECREASE)
                                                    SEPTEMBER 30,          OF DOLLAR AMOUNTS
                                                ----------------------     -------------------
                                                 1998           1997
                                                -----           -----
     Net operating revenue                      100.0%          100.0%             38.9%
     Operating expenses (1)                      82.7            85.5              34.3
                                                -----           -----

     EBITDA (2)                                  17.3            14.5              66.0
     Depreciation and amortization                5.5             4.3              74.3
     Interest                                     4.5             5.0              26.1

     Minority interest                            0.1             0.2             (55.7)

     Income before income taxes                   7.2             5.0             102.5
     Provision for income taxes                   3.2             2.3              94.0
                                                -----           -----

     Net income                                   4.0%            2.7%            109.7%
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


SELECTED OPERATING STATISTICS - OWNED HOSPITALS


       The following table sets forth certain operating statistics for the Company's owned hospitals for each of the periods presented.


                                                                Three Months Ended              Nine Months Ended
                                                                  September 30,                    September 30,
                                                              ---------------------            --------------------
                                                              1998             1997            1998            1997
                                                              ----             ----            ----            ----
       CONSOLIDATED HOSPITALS:
       Number of hospitals end of period                          10                8               10                 8
       Licensed beds end of period                               713              570              713               570
       Beds in service end of period                             633              468              633               468
       Inpatient admissions                                    5,709            3,599           15,445            11,008
       Patient days                                           28,382           20,582           80,485            61,443
       Adjusted patient days                                  52,143           38,014          141,848           109,866
       Average length of stay (days)                             5.0              5.7              5.2               5.6
       Occupancy rates (licensed beds)                          43.3%            39.2%            41.4%             39.5%
       Occupancy rates (beds in service)                        48.7%            47.8%            46.6%             48.5%

       Gross inpatient revenue                           $54,920,042      $33,409,656     $150,079,705      $100,797,339
       Gross outpatient revenue                           45,977,458       28,296,658      114,423,400        81,976,556

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

       Net operating revenue was $67.3 million for the three months ended September 30, 1998, compared to $43.1 million for the comparable period of 1997, an increase of $24.2 million or 56.1%. Revenue generated by hospitals owned during both periods ("same store hospitals") increased $2.7 million, or 7.1%, resulting from inpatient and outpatient volume increases, as well as price increases. Also, cost report settlements and the filing of cost reports in the current quarter resulted in positive revenue adjustments of $2.2 million (3.5% of net patient service revenue) and $0.8 million for the three months ended September 30, 1998 and 1997, respectively. The remaining increase of $21.5 million was primarily attributable to the acquisitions.

Operating expenses were $55.7 million, or 82.8% of net operating revenue, for the three months ended September 30, 1998, compared to $37.4 million, or 86.8% of net operating revenue, for the comparable period of 1997. Operating expenses of same store hospitals increased $1.9 million, primarily as a result of volume increases, and change in case mix. The remaining $16.4 million increase was primarily attributable to the acquisitions.

EBITDA was $11.5 million or 17.2% of net operating revenue for the three months ended September 30, 1998, compared to $5.7 million, or 13.2% of net operating revenue, for the comparable period of 1997. EBITDA for the Company's hospitals owned during both periods increased 12.3%, and as a percent of net operating revenue was 18.5% for the three months ended September 30, 1998, compared to 17.7% for the comparable period of 1997.

Depreciation and amortization expense was $3.8 million, or 5.7% of net operating revenue, for the three months ended September 30, 1998, compared to $1.8 million, or 4.1% of net operating revenue for the comparable period of 1997. The increase in depreciation and amortization resulted from the acquisitions and increased capital expenditures. Interest expense as a percent of net operating revenue decreased to 4.7% for the three months ended September 30, 1998, compared to 5.1% for the comparable period of 1997.

Net income was $2.5 million, or 3.8% of net operating revenue, for the three months ended September 30, 1998, compared to $0.8 million, or 1.9% of net operating revenue for the comparable period of 1997.


NINE MONTHS ENDED SEPTEMBER 30,1998 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 1997

       Net operating revenue was $171.8 million for the nine months ended September 30, 1998, compared to $123.6 million for the comparable period of 1997, an increase of $48.1 million or 38.9%. Revenue generated by hospitals owned during both periods ("same store hospitals") increased $7.5 million, or 6.8%, resulting from inpatient and outpatient volume increases, as well as price increases. Also, cost report settlements and the filing of cost reports resulted in positive revenue adjustments of $3.4 million (2.2% of net patient service revenue) and $0.8 million for the nine months ended September 30, 1998 and 1997, respectively. The remaining increase of $40.6 million was primarily attributable to the acquisitions.

Operating expenses were $142.0 million, or 82.7% of net operating revenue, for the nine months ended September 30, 1998, compared to $105.7 million, or 85.5% of net operating revenue, for the comparable period of 1997. Operating expenses of same store hospitals increased $5.1 million, primarily as a result of volume increases, change in case mix and an increase in salaries, wages and benefits. The remaining $31.2 million increase was primarily attributable to the acquisitions.

EBITDA was $29.7 million or 17.3% of net operating revenue for the nine months ended September 30, 1998, compared to $17.9 million, or 14.5% of net operating revenue, for the comparable period of 1997. EBITDA for the Company's hospitals owned during both periods increased 11.4%, and as a percent of net operating revenue was 19.9% for the nine months ended September 30, 1998, compared to 19.1% for the comparable period of 1997.

Depreciation and amortization expense was $9.4 million, or 5.5% of net operating revenue, for the nine months ended September 30, 1998, compared to $5.4 million, or 4.3% of net operating revenue for the comparable period of 1997. The increase in depreciation and amortization resulted from the acquisitions and increased capital expenditures. Interest expense as a percent of net operating revenue decreased to 4.5% for the nine months ended September 30, 1998, compared to 5.0% for the comparable period of 1997.

Net income was $6.9 million, or 4.0% of net operating revenue, for the nine months ended September 30, 1998, compared to $3.3 million, or 2.7% of net operating revenue for the comparable period of 1997.

The unaudited pro forma condensed consolidated statements of income for the three and nine months ended September 30, 1998 give effect to (i) the conversion of junior preferred stock into common stock at the initial public offering price of $16.00 per share; and (ii) the sale of common stock in the February 1998 initial public offering (IPO) and the application of net proceeds thereof to the repurchase of certain shares of common stock, the redemption of senior preferred stock and the repayment of debt; and (iii) the sale of common stock at $26.00 per share in the July 1998 public offering, and the application of net proceeds to reduce debt; as if all such transactions had been completed as of January 1, 1998, as follows:

       - The elimination of interest expense associated with the $39.6 million of long-term obligations repaid with the net proceeds of the IPO, and the elimination of the related income tax benefit.

       - The elimination of the dividends and the accretion of issuance costs on the senior preferred stock redeemed with a portion of the net proceeds of the IPO and the junior preferred stock converted into common stock in connection with the IPO.

       - The elimination of interest expense associated with the $65.7 million of long-term obligations repaid with the net proceeds of the July 1998 public offering, and the elimination of the related income tax benefit.

       The pro forma condensed consolidated income statement does not purport to represent what the Company's results of operations would have been had such transactions in fact occurred as of January 1, 1998, or to project the Company's results of operations in any future period.


LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1998, the Company had working capital of $51.1 million, including cash and cash equivalents of $4.6 million. The ratio of current assets to current liabilities was 3.3 to 1.0 and 1.8 to 1.0 at September 30, 1998 and December 31, 1997, respectively.

       In February 1998, the Company completed its IPO of common stock. In connection with the offering, the Series B redeemable junior preferred stock was converted into common stock at the public offering price of the common stock. The net proceeds from the offering were used to reduce the balance of the outstanding term and revolving credit loans ($39.6 million), redeem the outstanding balance of the Series A redeemable senior preferred stock plus accrued dividends ($22.7 million) and repurchase a portion of the common stock which was issued upon conversion of the Series B junior preferred stock ($14.9 million).

       In July 1998, the Company completed its public offering of 2,685,500 shares of common stock at an offering price of $26.00 per share. The net proceeds from the offering of approximately $66.0 million were primarily used to reduce amounts outstanding on the revolving line of credit.

       At September 30, 1998, total long-term obligations increased to $133.1 million from $83.0 million at December 31, 1997. The increase resulted primarily from the borrowing to finance the Havasu and Elko acquisitions, offset by a reduction in debt from application of stock offering proceeds. In March 1998, the Company amended and restated its Credit Agreement and increased its credit facilities to $260 million, including a five-year $35 million End-Loaded Lease Facility ("ELLF").

       On September 4, 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45.0 million of floating-rate borrowings to fixed-rate borrowings. This interest rate swap agreement will be used to manage the Company's interest rate exposure. The agreement is a contract to periodically exchange floating interest rate payments for fixed interest rate payments over the life of the agreement. The Company secured a 5.625% fixed interest rate.

       Cash used in operations was $6.3 million for the nine months ended September 30, 1998. Cash used in investing activities was $141.7 million for the nine months ended September 30, 1998, relating primarily to the Havasu and Elko acquisitions and capital expenditures. Net cash provided by financing activities was $148.5 million for the nine months ended September 30, 1998, primarily as a result of the IPO, the follow-on public offering, and the Havasu and Elko acquisitions.

       The Company intends to acquire additional acute care facilities, and is actively seeking out such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs. At September 30, 1998, the Company had $126.7 million outstanding under its revolving line of credit and no amounts outstanding under the ELLF.

       Capital expenditures, excluding acquisitions for the nine months ended September 30, 1998 and 1997 were $10.8 million and $12.7 million, respectively. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. The management services business does not require significant capital expenditures. The Company expects to make capital expenditures in 1998 of approximately $14 million, exclusive of any acquisitions of businesses. Planned capital expenditures for 1998 consist principally of capital improvements to owned and leased hospitals. The Company expects to fund these expenditures through cash provided by operating activities and borrowings under its revolving credit agreement.


GENERAL

       The federal Medicare program accounted for approximately 54.5% and 57.3% of hospital patient days for the three months and nine months ended September 30, 1998, respectively. The state Medicaid programs accounted for approximately 11.1% and 11.0% of hospital patient days for the three months and nine months ended September 30, 1998, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases have historically been less than actual inflation.

       Both federal and state legislators are continuing to scrutinize the health care industry for the purpose of reducing health care costs. While the Company is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, the Company expects continuing pressure to limit expenditures by governmental health care programs. The Balanced Budget Act of 1997 (the "1997 Act") imposed certain limitations on increases in the inpatient Medicare rates paid to acute care hospitals. Payments for Medicare outpatient services provided at acute care hospitals and home health services historically have been paid based on costs, subject to certain limits. The 1997 Act requires that the payment for those services be converted to a prospective payment system, which will be phased in over time. The 1997 Act also includes a managed care option which could direct Medicare patients to managed care organizations. Further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and the Company.

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

       The Company expects the industry trend in increased outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 45.6% and 45.9% of gross patient service revenue for the three months ended September 30, 1998 and 1997, respectively, and approximately 43.3% and 44.9% for the nine months ended September 30, 1998 and 1997, respectively.

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

       The Company's owned hospitals accounted for 93.2% and 92.1% of the Company's net operating revenue for the three months and nine months ended September 30, 1998, respectively, compared to 89.3% and 88.4% for the three months and nine months ended September 30, 1997, respectively.

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

IMPACT OF YEAR 2000

       GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

       Some older computer programs and systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. Therefore, these computer programs or systems do not properly recognize a year that begins with "20" instead of the familiar "19," which could result in miscalculations or system failures commencing January 1, 2000. These programs are present in software applications running on desktop computers and network servers. These programs are also present in microchips and microcontrollers incorporated into equipment. Certain of the Company's computer hardware and software, facility equipment (e.g., communications equipment and environmental controls, such as HVAC systems and elevators), and medical equipment that are date sensitive, may contain programs with the Year 2000 problem. If uncorrected, the problem could result in computer system and program failures or equipment and medical device malfunctions that could result in a disruption of business operations or affect patient diagnosis and treatment.

       The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000 issue. The Company has replaced the majority of its key financial and operational systems as a part of its systems consolidation in the normal course of business. This replacement has been a planned approach during the last two years to enhance or better meet its functional business and operational requirements. In addition to the replacement program, the Company will require modification of some of its software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.


STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE.


       The Company is currently working with outside consultants, who are scheduled to visit each of the owned hospitals to determine the depth of the problem as it relates to devices that are attached to the Company's information systems. Their purpose is twofold: (1) They will be testing the hospital computer networks to identify problem areas relative to the communications of the information system hardware, the network servers, and various devices attached to the network. This phase will be focused on identifying conflict/problem areas and recommending solutions to address these problems; and
(2) They will then evaluate each PC for hardware and software related Year 2000 issues. The result of this process will be a report that will document a physical layout of the network, any potential or existing network problems, and an inventory of each system with its potential Year 2000 problems. Management believes that this program will substantially address its Year 2000 issues, and anticipates a completion date of in the first half of 1999.

       In the area of medical equipment, the Company is working with a consultant to identify issues impacting medical equipment items/systems. This process will be completed in three phases: (1) identification of medical equipment items/systems impacted by Year 2000 issue; (2) evaluation of such medical equipment and (3) Year 2000 resolution. The Company has completed Phase I of this process, and anticipates completion of the remaining phases in the first half of 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

       The Company relies heavily on third parties in operating its business. In addition to its reliance on software, hardware and other equipment vendors to verify Year 2000 compliance of their products, the Company also depends on (i) fiscal intermediaries which process claims and make payments on behalf of the Medicare program, (ii) insurance companies, HMO's and other private payors,
(iii) utilities which provide electricity, water, natural gas and telephone services and (iv) vendors of medical supplies and pharmaceuticals used in patient care. As part of its Year 2000 strategy, the Company has been working with its major software vendors and has received assurances such vendors are addressing the Year 2000 issue. The Company has received assurances from four of its largest vendors that their software modules will be in compliance by the end of 1998. Failure of these third parties to resolve their Year 2000 issues could have a material adverse effect on the Company's results of operations and ability to provide health care services.

       The Company uses various third-party software products to perform electronic billing to Medicare, Medicaid, and certain other third-party payors. These electronic billing systems allow for a direct electronic interface with the computer systems of third-party payors, including Medicare and Medicaid. This direct interface allows the individual electronic bills to be edited on-line so that they can be successfully uploaded to the host system. In addition, certain Medicare intermediaries transmit remittance advice data back to the Company through these same electronic billing systems. The remittance advice data transmitted back to the Company determines the amount of payment that a particular hospital will receive for a particular remittance advice. In addition, most of the Company's hospitals receive electronic funds transfer from the Medicare intermediaries.

       A significant portion of the Company's revenues are derived from the Medicare program, which is administered by Health Care Financing Administration
(HCFA). HCFA employs more than 60 carriers and intermediaries to process Medicare fee-for-service claims throughout the United States. There are several hundred different computer systems involved in the every day work of HCFA, its carriers and intermediaries. HCFA has, under its internal Year 2000 compliance program, identified 99 mission critical systems, 25 of which are directly managed by HCFA and 74 which are managed by outside carriers and intermediaries. These 99 systems contain more than 50 million lines of computer code which must possibly be re-written to ensure Year 2000 compliance. In a public statement on its web page, HCFA has established December 31, 1998, as its target date to complete testing of its mission critical systems and, at that time, will certify to the Secretary of Health and Human Services that its mission critical systems will be Year 2000 compliant. There can be no assurance that HCFA will meet that timetable or that it will have its mission critical systems, which most directly affect the Company, Year 2000 compliant in time to prevent disruptions to the Medicare payments received by the Company. Moreover, HCFA has announced the delayed implementation of certain new regulations as well as the possible postponement of scheduled rate increases while its resources are re-directed towards Year 2000 compliance. While certain members of Congress have taken strong exception to HCFA's announcement to delay rate increases it is possible that rate increases, which were scheduled to take effect on October 1, 1999, could be delayed until after December 31, 1999 or later.


COSTS

       The Company is utilizing both internal and external resources to complete the Year 2000 modifications. The majority of the remaining costs relating to the Year 2000 issues will be expensed as incurred. The Company believes that the Year 2000-related remediation costs incurred through September 30, 1998 have not been material to its results of operations. The estimated cost of the remaining replacement and modification for the Year 2000 issue is not considered material to the Company's earnings or financial position. However, there can be no guarantee that actual expenses and results will not differ materially from those anticipated.

RISK

       Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program, but expects to complete the program in 1999. In the event that the Company does not complete any additional phases, the Company may be unable to diagnose or treat patients, bill for patient services, or collect and apply payments from patients or third party payors. In addition, disruptions in the economy generally resulting from the Year 2000 issues could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

       The Company believes that the most reasonably likely worst case Year 2000 scenario is that some of its material third party payors will not be year 2000 compliant, and will have difficulty processing and paying the Company's bills, thereby possibly affecting the Company's cash flows. The Company intends to develop a contingency plan to address this scenario. It is expected that such a plan would involve establishing procedures whereby the Company would revert to manual billing processes. In addition, the plan would involve ensuring the Company's access to additional capital through, for example, its revolving line of credit.

CONTINGENCY PLANS

       The Company intends to complete its initial contingency plan by June 1999. Each of the Company's owned hospitals has a disaster plan which will be reviewed as a part of the Company's overall contingency planning process, to assure that each plan includes contingency planning for the Year 2000 issues. However, failure by third parties to resolve their own Year 2000 issues may render each hospital's contingency plan ineffective.

       The foregoing assessment is based on information currently available to the Company. The Company will revise its assessment as it implements its Year 2000 strategy. The Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties or that the Company will not experience difficulties obtaining resources needed to make modifications to or replace the Company's affected systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services. Consequently, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

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

                                     PART II
                                OTHER INFORMATION




ITEM 5.      OTHER INFORMATION.

         The deadline for delivering to the Company notice of shareholder proposals, other than proposals to be included in the proxy statement, for the 1999 Annual Meeting of Shareholders will be March 27, 1999, pursuant to Rule 14a-4. The persons named as proxies in the proxy statement may exercise discretionary authority to vote on any proposals received after such date.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits


      Exhibit
       Number         Description of Exhibits
      -------         -----------------------
        3.1           Amended and Restated Certificate of Incorporation of Province (a)

        3.2           Amended and Restated Bylaws of Province (a)

        4.1           Form of Common Stock Certificate (a)

        4.2           Amended and Restated Credit Agreement, dated as of March 30, 1998, among Province, First Union National Bank, as Agent and Issuing
                      Bank, and various lenders thereto (b)

        4.3           Participation Agreement, dated as of March 30, 1998, among
                      Province, as Construction Agent and Lessee, various parties as Guarantors, First Security Bank, National
                      Association, as Owner Trustee, various banks party thereto, as Holders, various banks party thereto, as Lenders, and First Union National Bank, as Agent (b)

         27           Financial Data Schedule (for SEC use only)

-------------------------

          (a) Incorporated by reference to the exhibits filed with the registrant's Registration Statement on Form S-1, Registration No. 333-34421.

          (b) Incorporated by reference to the exhibits filed with the registrant's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 1998, Commission File No. 0-23639.


(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on June 26, 1998, in connection with the Company's acquisition on June 11, 1998 of substantially all the assets of Elko General Hospital in Elko, Nevada. On August 14, 1998, the Company filed an Amendment No. 1 to such Current Report on Form 8-K/A, containing the financial statements of Elko General Hospital and certain pro forma financial information.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PROVINCE HEALTHCARE COMPANY

                                            By:  /s/ BRENDA B. RECTOR
                                                 -------------------------------
                                                 Brenda B. Rector
                                                 Vice President and Controller

         Date: November 12, 1998