Form 10-K
period 1998-12-31
PROVINCE HEALTHCARE CO
filed 1999-03-31
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1998 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________ to
         ______________.

                           COMMISSION FILE NO. 0-23639

                           PROVINCE HEALTHCARE COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                             62-1710772
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

         105 WESTWOOD PLACE
         SUITE 400
         BRENTWOOD, TENNESSEE                                     37027
(Address of Principal Executive Offices)                        (Zip Code)

                                 (615) 370-1377

              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12 (b) of the Act:

                                                       Name of Each Exchange
Title of Each Class                                     On Which Registered
-------------------                                     -------------------
       NONE                                                    NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                      COMMON STOCK, $.01 PAR VALUE PER SHARE

                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [X]          NO [ ]
                                               ------          ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates on March 26, 1999 (based upon the closing price of these shares of $16.063 per share on such date) was $195,176,180.

         As of March 26, 1999, 15,722,743 shares of the registrant's Common Stock were issued and outstanding.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

        Province Healthcare Company owns and operates acute-care hospitals in attractive non-urban markets throughout the United States. The Company currently owns or leases 11 general acute care hospitals in seven states with a total of 808 licensed beds. The Company also provides management services to 51 primarily non-urban hospitals in 17 states with a total of 3,505 licensed beds. At all of their hospitals, the Company provides a wide range of both inpatient and outpatient services, along with a variety of locally-needed specialty services such as skilled nursing units and a range of rehabilitation care. The Company seeks to acquire hospitals that are either the sole or primary health care provider in the community, and then develop that facility into the hub of health care delivery for the area. After acquiring a hospital, the Company works with the local leadership team to improve the hospital's operating performance and to expand the range and scope of services provided to the community.

        The Company's objective is to be the leading provider of high quality health care in selected non-urban markets. Accordingly, there is a specific target market for potential acquisitions, generally defined as follows: (i) the facility has a minimum service area population of 20,000 with a stable or growing employment and economic base; (ii) the facility is the sole or primary provider of health care services in the community; (iii) the facility has annual net patient revenue of at least $12.0 million; and (iv) the facility has the potential to benefit from the expertise and resources provided by Province. The Company's goal is to acquire annually two to four of the approximately 1,100 hospitals that fit the acquisition profile.

        Following the acquisition of a hospital, the Company begins to implement a number of proven policies and procedures designed to improve the efficiency of the hospital's operations and maximize its financial performance. The Company's operating strategy is built on four foundational points: (i) expand the range and scope of services available in the local market to better serve the community and increase market share; (ii) improve hospital operations by implementing appropriate expense controls, maintaining appropriate staffing levels through the facility, reducing supply costs, and renegotiating certain vendor contracts; (iii) recruit additional physicians to the community, both general practitioners and specialty physicians; and (iv) form strong relationships with local employers and regional tertiary health care providers to help insure the position of the local hospital as the focal point for the delivery of health care in the community.

        Prior to its 1996 recapitalization and merger with PHC of Delaware, Inc. ("PHC"), the Company operated under the name Brim, Inc. ("Brim"). The current operations of the Company include the operations of Brim and PHC. Brim and its predecessors have provided health care services, including managing and operating non-urban hospitals, since the 1970s. PHC was founded in February 1996 by Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Martin S. Rash to acquire and operate hospitals in attractive non-urban markets. In December 1996, Brim was recapitalized (the "Recapitalization"). Subsequently, PHC merged with a subsidiary of Brim in a transaction accounted for as a reverse acquisition (the "Merger"). In connection with the Recapitalization, Mr. Rash and Richard D. Gore were elected as the senior management of the Company.

        The Company's management team has extensive experience in acquiring poorly performing non-urban hospitals and improving their financial operations. Prior to co-founding PHC, Mr. Rash was the Chief Operating Officer of Community Health Systems, Inc. ("Community"), which acquires and operates non-urban hospitals. During Mr. Rash's tenure, Community acquired many non-urban hospitals and owned or leased 36 hospitals as of December 31, 1995. Mr. Gore was previously employed as Vice President and Controller of Quorum Health Group, Inc., which owns, operates and manages acute care hospitals. John M. Rutledge, the Company's Chief Operating Officer, was previously employed as a Regional Vice President/Group Director at Community. James Thomas Anderson, the Company's Senior Vice President of Acquisitions and Development, was previously a Vice President/Group Director at Community. Both Mr. Rutledge and Mr. Anderson reported directly to Mr. Rash while at Community.

THE NON-URBAN HEALTH CARE MARKET

        According to United States Census Bureau statistics, just over a third of the people in the United States lives in counties with a population of less than 150,000. In these non-urban areas, hospitals are typically the primary resource for health care services, and in many cases the local hospital is the only provider of acute care services. As of October 1996, there were approximately 1,500 non-urban hospitals in the country, of which more than 1,100 were owned by not-for-profit or governmental entities.

         The Company believes that these non-urban areas provide attractive markets. Because of the smaller population base, these areas generally only have one or two hospitals in each market, resulting in less competition. The resulting strong market position of the hospital(s) in these markets also limits the entry of alternate providers, such as outpatient surgery centers, rehabilitation facilities, or diagnostic imaging centers. The demographic characteristics and relative strength of the local hospital makes non-urban markets historically less attractive to HMOs and other forms of managed care. The Company also believes that non-urban communities generally are characterized by a high level of patient and physician loyalty that fosters a cooperative relationship between the hospital, physicians, patients, and the community.

        While the non-urban health care market presents numerous opportunities, these hospitals recently have come under considerable pressure. The not-for-profit and governmental entities that typically own and operate these hospitals often have limited access to the capital required to keep pace with the rapid advances in medical technology and to make ongoing capital improvements. These hospitals also frequently lack the depth and range of management resources and expertise needed to control expenses, recruit needed physicians, and expand the range of programs and services. Additionally, the health care environment is extremely dynamic, with rapidly changing regulations and laws. Collectively, this combination of factors may result in poor operating performance, a decline in the range of services available locally, a physician community that feels it cannot provide appropriate levels of care, and a community perception of subpar quality of care. As a result patients, by choice or physician direction, leave the community for care. This out migration often leads to a further downward spiral, both economically and through community perception, further limiting the hospital's ability to address the issues that initially led to these pressures.

        As a result of these issues, not-for-profit and governmental hospitals increasingly are looking to sell or lease these hospitals to entities like the Company, that have the capital resources and the management expertise to better serve the community. The Company believes that a significant opportunity for consolidation exists in the non-urban health care market.

BUSINESS STRATEGY

        The Company's objective is to be the leading provider of high quality health care services in selected non-urban markets. The key elements of the Company's strategy are to:

        Acquire Hospitals in Attractive Non-Urban Markets. The Company seeks to acquire hospitals that are the sole or primary provider of health care services in their markets and that present the opportunity to increase profitability and local market share. Approximately 1,100 non-urban hospitals fit the Company's acquisition profile, and the Company's goal is to acquire two to four such hospitals each year.

        Expand Breadth of Services to Increase Local Market Share. The Company seeks to provide additional health care services and programs in response to community needs. These services may include specialty inpatient services, outpatient services, home health care and mental health clinics. The Company also may make capital investments in technology and the physical plant to further improve both the quality of health care and the reputation of the hospital in the community. By providing a broader range of services and a more attractive care setting, the Company believes it can reduce patient migration and increase hospital revenues.

        Improve Hospital Operations. Following the acquisition of a hospital, the Company augments local management with appropriate operational and financial managers and installs its standardized information system. The local management team implements appropriate expense controls, manages staffing levels according to patient volumes, reduces supply costs by requiring strict compliance with the Company's supply arrangements, and renegotiates certain vendor contracts.

        Recruit Physicians. The Company believes that recruiting physicians to local communities is key to increasing the quality and breadth of health care. The Company works with the local hospital board, management and medical staff to determine the number and type of additional physicians needed in the community. The Company's corporate physician recruiting staff then assists the local management team in identifying and recruiting specific physicians to the community to meet those needs.

        Develop Health Care Networks. The Company forms networks to address local employers' integrated health care needs and to solidify the position of the Company's hospitals as the focal point of their respective community's health care delivery system. As part of its efforts to develop these networks, the Company seeks relationships with regional tertiary care providers.

ACQUISITION PROGRAM

        The Company's goal is to acquire two to four hospitals each year that are the sole or primary providers of health care services in attractive non-urban markets. The Company acquires hospital operations by purchasing hospitals or by entering into long-term leases. The Company targets acquisition candidates that: (i) have a minimum services area population of 20,000 with a stable or growing employment base; (ii) are the sole or primary providers of health care services in the community; (iii) have annual net patient revenue of at least $12.0 million; and (iv) have financial performance that will benefit from management's proven operating skills. There are approximately 1,100 hospitals in the United States that meet the Company's target criteria.

        In addition to responding to requests for proposals from entities that are seeking to sell or lease a hospital, the Company proactively identifies acquisition targets. Also, the Company seeks to acquire selected hospitals to which it already provides contract management services. The Company also identifies attractive markets and hospitals and initiates meetings with hospital systems, comprised of one or more urban tertiary care hospitals and a number of non-urban hospitals, to discuss acquiring non-urban hospitals or operating them through a joint venture. Such joint ventures allow the health system to maintain an affiliation for providing tertiary care to the non-urban hospitals without the management responsibility.

        The Company believes that it generally takes six to 12 months between the hospital owner's decision to accept offers and the consummation of a sale or lease. After a potential acquisition has been identified, the Company undertakes a systematic approach to evaluating and closing the transaction. The Company begins the acquisition process with a thorough due diligence review of the target hospital. The Company utilizes its dedicated teams of experienced personnel to conduct a formalized review of all aspects of the target's operations, including Medicare reimbursement, purchasing, fraud and abuse compliance, litigation, capital requirements, and environmental issues. During the course of its due diligence review, the Company prepares an operating plan for the target hospital, identifies opportunities for operating efficiencies and physician recruiting needs, and assesses productivity and management information systems. Throughout the process, the Company works closely with community leaders in order to enhance both the community's understanding of the Company's philosophy and abilities and the Company's knowledge of the needs of the community.

        The competition to acquire non-urban hospitals is intense, and the Company believes that often the acquiror will be selected for a variety of reasons, not exclusively on the basis of price. The Company believes it is well positioned to compete for acquisitions for several reasons. The Company's management team has extensive experience in acquiring and operating previously under-performing non-urban hospitals. The Company also benefits from access to capital, strong financial and operating systems, a national purchasing organization, and training programs. The Company believes its strategy of increasing access to, and quality of, health care in the communities served by its hospitals aligns its interests with those of the communities. The Company believes that the alignment of interests with the community, the Company's reputation for providing market-specific, high quality health care, and its focus on physician recruiting enable the Company to compete successfully for acquisitions.

        During 1996, PHC purchased Memorial Mother Frances Hospital in Palestine, Texas and leased Starke Memorial Hospital in Knox, Indiana, and Brim leased Parkview Regional Hospital in Mexia, Texas. In August 1997, the Company leased Colorado River Medical Center. The Company provided management services to Parkview Regional Hospital and Colorado River Medical Center prior to their respective acquisitions.

         On May 1, 1998, Province acquired Havasu Samaritan Regional Hospital in Lake Havasu City, Arizona, and on June 11, 1998, the Company acquired Elko General Hospital in Elko, Nevada. In December 1998, the Company exercised its option to purchase General Hospital in Eureka, California, which it had leased since 1986. In June 1998, the Company entered into a Lease and Management Agreement for Moosa Memorial Hospital (also known as Eunice Regional Medical Center) in Eunice, Louisiana, which the Company had managed since March 1998. The Company managed this hospital until the acquisition closed on February 22, 1999. Each of the six hospitals acquired by the Company, and three of the hospitals acquired by Brim prior to the Merger, have been acquired from not-for-profit or governmental entities.

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

        While the local management team is responsible for the day-to-day operations of the hospitals, the Company's corporate staff provides support services to each hospital, including physician recruiting, corporate compliance, reimbursement, standardized information systems, human resources, accounting, cash management and other finance activities, tax and insurance support. Financial controls are maintained through utilization of standardized policies and procedures. The Company promotes communication among its hospitals so that local expertise and improvements can be shared throughout the Company's network.

         As part of the Company's efforts to improve access to high quality health care in the communities it serves, the Company adds appropriate services at its hospitals. Services and care programs added may include specialty inpatient services, such as cardiology, skilled nursing, rehabilitation and subacute care, and outpatient services such as same-day surgery. The Company also provides home health care services. Management believes the establishment of quality emergency room departments, obstetrics and gynecological services are particularly important, because they are often the most visible and needed services provided to the community. The Company also makes capital investments in technology and facilities to increase the quality and breadth of services available in the communities. By increasing the services provided at the Company's hospitals and upgrading the technology used in providing such services, the Company believes that it improves the quality of care and the hospitals' reputation in each community, which in turn may increase patient census and revenue.

        To achieve the operating efficiencies set forth in the operating plan, the Company (i) evaluates existing hospital management; (ii) adjusts staffing levels according to patient volumes using best demonstrated practices by department; (iii) capitalizes on purchasing efficiencies and renegotiates certain vendor contracts; and (iv) installs a standardized management information system. The Company also enforces strict protocols for compliance with the Company's supply contracts. All of the Company's owned and leased hospitals currently purchase supplies and certain equipment pursuant to an arrangement between the Company and a large investor-owned hospital company. Vendor contracts also are evaluated, and based on cost comparisons, such contracts are either renegotiated or terminated. The Company prepares for the transition of management information systems to its standardized system prior to the completion of an acquisition, so that the newly-acquired hospital can typically begin using the Company's management information systems immediately following completion of the acquisition.

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

Owned and Leased Hospitals

        The Company currently owns or leases and operates 11 general acute care hospitals in California, Texas, Arizona, Colorado, Indiana, Nevada and Louisiana, with a total of 808 licensed beds. Nine of the Company's 11 hospitals are the only hospital in the town in which they are located. The owned and leased hospitals represented 88.8% and 92.3% of the Company's net operating revenues for the years ended December 31, 1997 and 1998, respectively.

        The Company's hospitals offer a wide range of inpatient medical services such as operating/recovery rooms, intensive care units, diagnostic services and emergency room services, as well as outpatient services such as same-day surgery, radiology, laboratory, pharmacy services and physical therapy. The Company's hospitals also frequently provide certain specialty services which include skilled nursing, rehabilitation and home health care services. The Company's hospitals do not provide highly specialized surgical services such as organ transplants and open heart surgery and are not engaged in extensive medical research or educational programs.

        The following table sets forth certain information with respect to each of the Company's owned and leased hospitals as of March 26, 1999:

                                            Licensed            Owned
Hospital                                       Beds             Leased
--------                                       ----             ------
Colorado Plains Medical Center
     Fort Morgan, Colorado                     50               Leased(1)
Colorado River Medical Center
     Needles, California                       53               Leased(2)
Elko General Hospital
     Elko, Nevada                              50               Owned(3)
Eunice Regional Medical Center
     Eunice, Louisiana                         85               Leased (4)
General Hospital
     Eureka, California                        83               Owned (5)
Havasu Samaritan Regional Hospital
     Lake Havasu City, Arizona                119(6)            Owned
Memorial Mother Frances Hospital
     Palestine, Texas                         104               Owned(7)
Ojai Valley Community Hospital
     Ojai, California                         116(8)            Owned
Palo Verde Hospital
     Blythe, California                        55               Leased(9)
Parkview Regional Hospital
     Mexia, Texas                              44               Leased(10)
Starke Memorial Hospital
     Knox, Indiana                             49               Leased(11)
                                              ---
         Total                                808
                                              ===

----------------
(1) The lease expires in April 2014 and is subject to a five-year renewal term. The Company has a right of first refusal to purchase the hospital.
(2) The lease expires in July 2012, and is subject to three five-year renewal terms. The Company has a right of first refusal to purchase the hospital.
(3) The Company contractually has agreed to construct a replacement facility within 36 months of the acquisition date. This facility was acquired on June 11, 1998.
(4) The lease expires in June 2008, and is subject to a five-year renewal option. The Company contractually has agreed to construct a replacement facility upon the hospital reaching a pre-determined level of net patient revenue; the existing lease would automatically terminate at the time the replacement hospital commences operations.
(5) The lease had an expiration date of December 2000. The Company exercised its option to purchase the hospital in December 1998.
(6)     Includes a 20-bed skilled nursing facility.
(7) The hospital is owned by a partnership of which a subsidiary of the Company is the sole general partner (with a 1.0% general partnership interest) and another subsidiary of the Company has a 94.0% limited partnership interest, subject to an option by the other limited partner to acquire an additional 5.0% interest.
(8)     Includes a 66-bed skilled nursing facility.
(9) The lease expires in December 2002, and is subject to a ten-year renewal option. The Company has the option to purchase the hospital at any time prior to termination of the lease, subject to regulatory approval.
(10) The lease expires in January 2011, and is subject to two five-year renewal terms. The Company has a right of first refusal to purchase the hospital.
(11) The lease expires in September 2016, and is subject to two ten-year renewal options. The Company has a right of first refusal to purchase the hospital.

         Colorado Plains Medical Center is located approximately 70 miles northeast of Denver and is the only hospital in town. The hospital is the only rural-based Level III trauma center in Colorado, and one of only 10 such rural centers in the United States. In 1997, Colorado Plains completed an $8.5 million expansion project that included expansion of surgery, recovery, emergency room and radiology facilities as well as a new entrance. The hospital provides home health services, and opened an inpatient rehabilitation unit in September 1998. The closest competing hospitals are located approximately 50 miles away. Colorado Plains is a sole community provider as designated under Medicare and has a service area population of approximately 43,000.

         Colorado River Medical Center is located approximately 100 miles south of Las Vegas, Nevada and is the only hospital in town. The hospital purchased two home health agencies and opened an inpatient cardiac rehabilitation unit in August 1998. The hospital's primary competitor is located approximately 20 miles away. Colorado River is a sole community provider as designated under Medicare and has a service area population of approximately 47,000.

         Elko General Hospital is located approximately 290 miles from Reno, Nevada and 225 miles from Salt Lake City, Utah, and is the largest hospital between those two cities. The Elko region has experienced rapid population growth over the last five years, with gold mining and gaming being the primary industries. The Company acquired this hospital on June 11, 1998 and expects to construct and open a replacement hospital facility within 36 months of the acquisition date. Elko is a sole community provider as designated under Medicare and has a service area population of approximately 65,000.

         Eunice Regional Medical Center is located in Eunice, Louisiana and is the only hospital in town. The hospital is located 45 miles northeast of LaFayette, Louisiana and 70 miles west of Baton Rouge. The nearest competitor is located approximately 15 miles away. The hospital previously was managed by the Company. The hospital's service area population is approximately 20,000.

         General Hospital is located approximately 300 miles north of San Francisco. The hospital also operates an ambulatory surgery center and a home health agency that are located near the hospital. The Company recently completed a renovation of General Hospital's obstetrical unit and opened a rehabilitation unit in September 1998. There is one other hospital in Eureka, and two small hospitals located 15 and 20 miles away. The nearest tertiary care hospitals are located approximately 160 miles away. General Hospital's service area population is approximately 122,000.

         Havasu Samaritan Regional Hospital is located approximately 180 miles from Phoenix, Arizona and 130 miles from Las Vegas, Nevada, and is the only hospital in town. The hospital is located in the 16th fastest growing county in the United States, according to United States Census Bureau statistics. The Company acquired this hospital on May 1, 1998. The hospital currently provides general acute care, skilled nursing care, radiation, oncology and diagnostic services, including the recent addition of a cardiac catheterization lab. Havasu is a sole community provider as designated under Medicare and has a service area population of approximately 70,000.

         Memorial Mother Frances Hospital is located approximately halfway between Dallas and Houston, and approximately 50 miles from Tyler, Texas. The hospital provides home health care, and operates rural health clinics. Recently 10 beds were added to its inpatient rehabilitation unit, thereby expanding unit capacity to 22 beds. Memorial Mother Frances Hospital has a relationship with a tertiary care hospital in Tyler. The hospital's primary competitor also is located in Palestine. The hospital's service area population is approximately 104,000.

         Ojai Valley Community Hospital is located approximately 85 miles northeast of Los Angeles and is the only hospital in town. Along with its 50-bed acute care hospital, Ojai Valley has a 66-bed skilled nursing facility. In 1997, Ojai Valley purchased a home health business and opened a rural health clinic in a neighboring town. The hospital's primary competitors are located 18 to 20 miles away, but due to the geography and traffic conditions, such hospitals are 30 to 60 minutes away by vehicle. The hospital's service area population is approximately 30,000.

         Palo Verde Hospital is located in southeast California near the Arizona border. It is 120 miles east of Palm Springs, California and is the only hospital in town. The hospital provides home health care, and opened an outpatient physical therapy department in 1998. The hospital's primary competitors are one small hospital located 45 miles away and two large hospitals located approximately 100 miles away. Palo Verde Hospital is a sole community provider as designated under Medicare and has a service area population of approximately 20,000 that increases substantially during the winter months due to a seasonal inflow of residents.

         Parkview Regional Hospital is located approximately 40 miles east of Waco, Texas and is the only hospital in town. In 1997, the hospital completed a $5.7 million expansion and renovation project which included a new emergency room and new radiology, surgery and inpatient rehabilitation departments. The hospital's primary competitors are hospitals located 35 to 40 miles away. The hospital's service area population is approximately 40,000.

         Starke Memorial Hospital is located approximately 50 miles from South Bend, Indiana and is the only hospital in town. Starke Memorial's primary competitors are two large hospitals, located approximately 30 and 35 miles away. The hospital's service area population is approximately 25,000.

         The Company also owns a 48,000 square foot office building in Portland, Oregon and leases approximately 26,600 square feet of office space for its corporate headquarters in Brentwood, Tennessee under a seven-year lease that expires on March 31, 2005 and contains customary terms and conditions.

Operating Statistics

         The following table sets forth certain operating statistics for the Company's owned or leased hospitals for each of the periods presented.

                                                                                Company (Successor)
                                            Brim (Predecessor)     --------------------------------------------
                                                  Period              Period
                                               January 1 to         Feb. 2 to          Year Ended December 31,
                                               December 18,         December 31,      -------------------------
                                                   1996                1996            1997              1998
                                                   ----                ----            ----              ----
Hospitals owned or leased (at end
   of period)                                          5                   7                8                10
Licensed beds (at end of period)                     371                 513              570               723
Beds in service (at end of period)                   266                 393              477               647
Admissions                                         9,496               1,964           15,142            21,538
Average length of stay (days)(1)                     5.9                 4.3              5.6               5.1
Patient days                                      56,310               8,337           84,386           110,872
Adjusted patient days (2)                         96,812              15,949          149,567           196,097
Occupancy rate (% of licensed
   beds) (3)                                       43.1%               39.5%            40.6%             42.0%
Occupancy rate (% of beds in
   service)(4)                                     60.1%               51.3%            48.5%             46.9%
Net patient service revenue
   (in thousands)                                $87,900             $16,425         $149,296          $217,364
Gross outpatient service revenue
   (in thousands)                                $64,472             $14,088         $110,879          $161,508
Gross outpatient service revenue
   (% of gross patient service revenue)            43.4%               48.2%            44.5%             43.5%

(1) Average length of stay is calculated based on the number of patient days divided by the number of admissions.
(2) Adjusted patient days have been calculated based on an industry-accepted revenue-based formula (multiplying actual patient days by the sum of gross inpatient revenue and gross outpatient revenue and dividing the result by gross inpatient revenue for each hospital) to reflect an approximation of the volume of service provided to inpatients and outpatients by converting total patient revenues to equivalent patient days.

(3) Percentages are calculated by dividing average daily census by average licensed beds.
(4) Percentages are calculated by dividing average daily census by average beds in service.

Sources of Revenue

         The Company receives payments for patient care from private insurance carriers, federal Medicare programs for elderly and disabled patients, HMOs, preferred provider organizations ("PPOs"), state Medicaid programs, the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), employers and patients directly. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

         The following table sets forth the percentage of the patient days of the Company's owned and leased hospitals (excluding the 66-bed skilled nursing facility at Ojai Valley Community Hospital) from various payors for the periods indicated. The data for the periods presented are not strictly comparable because of the significant effect that acquisitions have had on the Company. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                       Period
                                    February 2 to          Year Ended December 31,
                                     December 31,        --------------------------
Source                                  1996               1997               1998
------                                 ------             ------             ------
Medicare                                 63.3%              60.3%              57.8%
Medicaid                                 12.0               13.1               11.1
Private and other sources                24.7               26.6               31.1
                                       ------             ------             ------
         Total                          100.0%             100.0%             100.0%
                                       ======             ======             ======

All percentages in the table above exclude the 66-bed skilled nursing facility at Ojai Valley Community Hospital. Substantially all of the patient days at the Ojai Valley skilled nursing facility are provided by Medicaid. The Ojai Valley skilled nursing facility utilization is as follows:

                                                                                   Private and
                                                  Medicare         Medicaid        Other Sources
                                                  --------         --------        -------------

Period February 2 to December 31, 1996              16.0%            68.6%            15.4%
Year ended December 31, 1997                        11.8             76.2             12.0
Year ended December 31, 1998                         7.8             80.9             11.3

Quality Assurance

     The Company's hospitals implement quality assurance procedures to ensure a consistently high level of care. Each hospital has a medical director who supervises and is responsible for the quality of medical care provided. In addition, each hospital has a medical advisory committee comprised of physicians who review the professional credentials of physicians applying for medical staff privileges at the hospital. Medical advisory committees also review and monitor surgical outcomes along with procedures performed and the quality of the logistical, medical and technological support provided to the physician. The Company surveys all of its patients either during their stay at the hospital or subsequently by mail to identify potential areas of improvement. All of the Company's hospitals are accredited by the Joint Commission on Accreditation of Health Care Organizations.

Regulatory Compliance Program

        The Company has developed a corporate-wide compliance program overseen by a Vice President of Corporate Compliance. The Company's compliance program focuses on all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, billing, health information management, laboratory and home health care operations. The Company has conducted on-site compliance training for all of the employees at its owned hospitals, corporate and management company entities. The Company also maintains a toll-free hotline to permit employees to report compliance concerns on an anonymous basis. The Company regularly monitors its corporate compliance program to respond to developments in health care regulation and the industry.

MANAGEMENT SERVICES

        The Company's management services division provides comprehensive management services to 51 primarily non-urban hospitals in 17 states with a total of 3,505 licensed beds. These services are provided under three to five-year contracts with the Company. The Company generally provides a chief executive officer, who is an employee of the Company, and may also provide a chief financial officer. The Company typically does not employ other hospital personnel. The Company provides a continuum of solutions to the problems faced by these hospitals through services which may include instituting new financial and operating systems and various management initiatives, such as establishing a local or regional provider network to efficiently meet a community's health care needs. Management believes the Company's contract management business provides a competitive advantage in identifying and developing relationships with suitable acquisition candidates and in understanding the local markets in which such hospitals operate. This division represented 10.7% and 7.7% of net operating revenue for the years ended December 31, 1997 and 1998, respectively. PHC did not provide management services until its acquisition of Brim on December 18, 1996.

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

EMPLOYEES AND MEDICAL STAFF

        As of March 1, 1999, the Company had 2,785 "full-time equivalent" employees, including 32 corporate personnel and 139 management company personnel. The remaining employees, most of whom are nurses and office personnel, work at the hospitals. The Company considers relations with its employees to be good.

        The Company typically does not employ physicians and, as of March 1, 1999, the Company employed only 12 practicing physicians. Certain of the Company's hospital services, including emergency room coverage, radiology, pathology and anesthesiology services, are provided through independent contractor arrangements with physicians.

GOVERNMENT REIMBURSEMENT

        Medicare payments for acute hospital services are based on a prospective payment system ("PPS"). Under PPS, a hospital receives a fixed amount for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment known as diagnosis related groups ("DRGs"). DRG payments do not consider a specific hospital's costs, but are national rates adjusted for area wage differentials. Psychiatric services, long-term care, rehabilitation, pediatric services, certain designated research hospitals and distinct parts of rehabilitation and psychiatric units within hospitals are currently exempt from PPS and are reimbursed on a cost-based system, subject to specific reimbursement caps (known as TEFRA limits). For the year ended December 31, 1998, the Company had five units reimbursed under the TEFRA methodology.

         For several years, the percentage increases to the DRG rates have been lower than the percentage increases in the cost of goods and services purchased by general hospitals. The index used to adjust the DRG rates is based on the cost of goods and services purchased by hospitals as well as those purchased by non-hospitals (the "Market Basket"). The historical Market Basket rates of increase were 1.5%, 2.0% and 2.5% for federal fiscal years 1997, 1998 and 1999, respectively. However, the Balanced Budget Act of 1997 (the "1997 Act") set the DRG rate of increase for federal fiscal year 1998 at zero percent. The 1997 Act set the DRG rates of increase for future federal fiscal years at rates that will be based on the Market Basket rates less reduction factors of 1.9% in 1999, 1.8% in 2000, and 1.1% in 2001 and 2002. The Company anticipates that future legislation may further decrease the rates of increase for DRG payments, but does not know the amount of the final reduction.

        Outpatient services provided by general hospitals are reimbursed by Medicare at the lower of customary charges or approximately 90% of actual cost, subject to additional limits on the reimbursement of certain outpatient services. The 1997 Act mandated the implementation of a PPS for Medicare outpatient services by January 1, 1999. This outpatient PPS system will be based on a system of Ambulatory Payment Categories ("APCs"). Each APC will represent a bundle of outpatient services and each APC will be assigned a fully prospective reimbursement rate. Because implementing regulations with respect to outpatient PPS have not been promulgated, the Company is not able to predict the full impact of this provision of the 1997 Act. The Health Care Financing Administration ("HCFA") has announced that the implementation of outpatient PPS will be delayed until January 1, 2000 or later.

        Each state has its own Medicaid program that is funded jointly by such state and the federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit local needs and resources. As a result, each state Medicaid plan has its own payment formula and recipient eligibility criteria. The Company's current operations are in states that have historically had well-funded Medicaid programs with adequate payment rates.

        The Company owns or leases four hospitals in California. The Medicaid program in California, known as Medi-Cal, reimburses hospital inpatient cost on one of three methods: (i) cost-based, subject to various limits known as MIRL/Peer Group limits; (ii) negotiated rates per discharge or per diems for hospitals under contract; or (iii) managed care initiatives, where payment rates tend to be capitated and networks must be formed. Three of the Company's four California hospitals are cost-based for Medi-Cal and the other is paid under the negotiated contract method. None of the Company's cost-based hospitals is currently subject to a MIRL/Peer Group limit, because its cost per discharge has historically been below the limit. There can be no assurance that this will remain the case in the future. Medi-Cal currently has a managed care initiative that is primarily targeted at urban areas. The Company does not expect that Medi-Cal will begin rural managed care contracting in the near future.

        Medicare has special payment provisions for "Sole Community Hospitals" or SCHs. An SCH is generally the only hospital in at least a 35-mile radius. Colorado Plains, Colorado River, Elko, Havasu and Palo Verde qualify as SCHs under Medicare regulations. Special payment provisions related to SCHs include a higher DRG rate, which is based on a blend of hospital-specific costs and the national DRG rate; and a 90% payment "floor" for capital cost. In addition, the CHAMPUS program has special payment provisions for hospitals recognized as SCHs for Medicare purposes.

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

HEALTH CARE REFORM, REGULATION AND LICENSING

Certain Background Information

        Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Medicare, Medicaid, and other public and private hospital cost-containment programs, proposals to limit health care spending, proposals to limit prices and industry competitive factors are among the many factors that are highly significant to the health care industry. In addition, the health care industry is governed by a framework of federal and state laws, rules and regulations that are extremely complex and for which the industry has the benefit of only limited regulatory or judicial interpretation. Although the Company believes it is in compliance in all material respects with such laws, rules and regulations, if a determination is made that the Company was in violation of such laws, rules or regulations, its business, financial condition and results of operations could be materially adversely affected.

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

Certificate of Need Requirements

        Some states require approval for purchase, construction and expansion of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of Need ("CONs"), which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. However, Texas and California, states in which the Company operates six of its 11 hospitals, do not currently require CONs for hospital construction or changes in the mix of services. The Company is unable to predict whether it will be able to obtain any CON that may be necessary to accomplish its business objectives in any jurisdiction where such CON is required.

Anti-Kickback and Self-Referral Regulations

        Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the "anti-kickback" statute (the "Anti-kickback Amendments"), prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other government programs. Sanctions for violating the Anti-kickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services has issued regulations that create safe harbors under the Anti-kickback Amendments ("Safe Harbors"). A given business arrangement that does not fall within a Safe Harbor is not per se illegal; however, business arrangements of health care services providers that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities. The "Health Insurance Portability and Accountability Act of 1996," which became effective January 1, 1997, broadened the scope of certain fraud and abuse laws, such as the Anti-kickback Amendments, to include all health care services reimbursed under a federal program or state healthcare programs.

        The Company provides financial incentives to recruit physicians into the communities served by its hospitals, including payments of relocation expenses and minimum cash collection guarantees, and structures these incentives so as to fall within a proposed safe harbor for physician recruitment. However, the proposed safe harbor for physician recruitment has never been finalized. Although the Company is not subject to the Internal Revenue Service Revenue Rulings and related authority addressing recruitment activities by tax-exempt facilities, management believes that such IRS authority tends to set the industry standard for acceptable recruitment activities. The Company believes that its recruitment policies are being conducted in accordance with the IRS authority and industry practice.

        The Company also enters into certain leases with physicians and is a party to one joint venture with physicians. The Company believes that these arrangements do not violate the Anti-kickback Amendments. There can be no assurance that regulatory authorities who enforce the Anti-kickback Amendments will not determine that the Company's physician recruiting activities or other physician arrangements violate the Anti-kickback Amendments or other federal laws. Such a determination could subject the Company to liabilities under the Social Security Act, including exclusion of the Company from participation in Medicare and Medicaid.

        There is increasing scrutiny by law enforcement authorities, the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS"), the courts, and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between health care providers and potential referral sources. Enforcement actions have increased, as evidenced by recent highly publicized enforcement investigations of certain hospital activities. To its knowledge, the Company is not currently the subject of any investigation that is likely to have a material adverse effect on its business, financial condition or results of operations. There can be no assurance that the Company and its hospitals will not be the subject of investigations or inquiries in the future.

        In addition, provisions of the Social Security Act prohibit physicians from referring Medicare and Medicaid patients to providers of a broad range of designated health services with which the physicians or their immediate family members have ownership or certain other financial arrangements (the "Stark Laws"). A person making a referral, or seeking payment for services referred, in violation of the Stark Laws would be subject to the following sanctions: (i) civil money penalties of up to $15,000 for each service; (ii) assessments equal to twice the dollar value for each service; and/or (iii) exclusion from participation in the Medicare Program (which can subject the person or entity to exclusion from participation in state health care programs). Further, if any physician or entity enters into an arrangement or scheme that the physician or entity knows or should know has the principal purpose of assuring referrals by the physician to a particular entity, and the physician directly makes referrals to such entity, then such physician or entity could be subject to a civil money penalty of up to $100,000. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. The Company's contracts with physicians on the medical staff of its hospitals and its participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments.

        The Company is unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework or in the interpretation of these laws, rules and regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

Environmental Regulations

        The Company's health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. The Company's operations, as well as the Company's purchases and sales of facilities, also are subject to various other environmental laws, rules and regulations.

Health Care Facility Licensing Requirements

        The Company's health care facilities are subject to extensive federal, state and local legislation and regulation. In order to maintain their operating licenses, health care facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. The Company's health care facilities hold all required governmental approvals, licenses and permits. All licenses, provider numbers and other permits or approvals required to perform the Company's business operations are held by subsidiaries of the Company. All of the Company's hospitals are fully accredited by the Joint Commission on Accreditation of Health Care Organizations.

Utilization Review Compliance and Hospital Governance

         The Company's health care facilities are subject to and comply with various forms of utilization review. In addition, under the Medicare PPS, each state must have a PRO to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and practices are extensively supervised by committees of staff doctors at each health care facility, are overseen by each health care facility's local governing board, the primary voting members of which are physicians and community members, and are reviewed by the Company's quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

Governmental Developments Regarding Sales of Not-for-Profit Hospitals

        In recent years, the legislatures and attorneys general of several states have shown a heightened level of interest in transactions involving the sale of non-profit hospitals. Although the level of interest varies from state to state, the trend is to provide for increased governmental review, and in some cases approval, of transactions in which not-for-profit corporations sell a health care facility. Attorneys general in certain states, including California, have been especially active in evaluating these transactions. Although the Company has not yet been affected adversely as a result of these trends, such increased scrutiny may increase the difficulty or prevent the completion of transactions with not-for-profit organizations in certain states in the future.

California Seismic Standards

        California recently adopted a law requiring standards and regulations to be developed to ensure hospitals meet seismic performance standards. Within three years after adoption of the standards by the California Building Standards Commission, owners of subject properties are to evaluate their facilities and develop a plan and schedule for complying with the standards. The Commission has adopted evaluation criteria, and in 1998 adopted the retrofit standards. The Company will be required to conduct engineering studies of its California facilities to determine whether and to what extent modifications to its facilities will be required. In order to comply with the seismic standards, the Company could incur significant capital costs. These costs may, in turn, have a material adverse effect on the Company's financial condition or results of operations.

PROFESSIONAL LIABILITY

        As part of its business, the Company is subject to claims of liability for events occurring as part of the ordinary course of hospital operations. To cover these claims, the Company maintains professional malpractice liability insurance and general liability insurance in amounts that management believes to be sufficient for its operations, although some claims may exceed the scope of the coverage in effect. The Company also maintains umbrella coverage. At various times in the past, the cost of malpractice and other liability insurance has risen significantly. Therefore, there can be no assurance that such insurance will continue to be available at a reasonable price for the Company to maintain adequate levels of insurance.

        Through its typical hospital management contract, the Company attempts to protect itself from such liability by requiring the hospital to maintain certain specified limits of insurance coverage, including professional liability, comprehensive general liability, worker's compensation and fidelity insurance, and by requiring the hospital to name the Company as an additional insured party on the hospital's professional and comprehensive general liability policies. The Company's management contracts specifically provide for the indemnification of the Company by the hospital against claims that arise out of the actions of the hospital employees, medical staff members and other personnel who are not employees of the Company. However, there can be no assurance the hospitals will maintain such insurance or that such indemnities will be available.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is quoted on the Nasdaq National Market ("Nasdaq") under the symbol "PRHC." The Company's Common Stock began publicly trading on February 11, 1998. From February 11, 1998 through December 31, 1998, the high and low sales prices for the Company's Common Stock as reported by Nasdaq, were as follows:

        1998 QUARTER ENDED        HIGH                LOW
        ------------------     -----------        -----------
        March 31               $    27.125        $    18.875
        June 30                     29.625             23.000
        September 30                37.250             25.375
        December 31                 36.000             20.250

        As of March 26, 1999, there were approximately 251 record holders of the Company's Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected consolidated financial data of
(i) the Company's predecessor (Brim) as of and for each of the two years ended December 31, 1995, and as of December 18, 1996 and for the period January 1, 1996 to December 18, 1996, and (ii) the Company as of December 31, 1996, 1997 and 1998, and for the period February 2, 1996 to December 31, 1996 and the years ended December 31, 1997 and 1998. The selected financial information for the predecessor and the Company has been derived from the audited consolidated financial statements of the predecessor and the Company. The selected consolidated financial data are qualified by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements and Notes thereto of the Company and Brim, appearing elsewhere in this Report.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                Company
                                            Brim (Predecessor)(1)(2)                        (Successor)(1)(2)
                                        -----------------------------------      -----------------------------------
                                                                   Period        Period
                                                                   Jan. 1,       Feb. 2,
                                        Year Ended December 31,    1996 To       1996 To     Year Ended December 31,
                                        ----------------------     Dec. 18,      Dec. 31,    ----------------------
                                          1994         1995         1996          1996         1997            1998
                                        --------      --------     --------      -------     --------      --------
INCOME STATEMENT DATA:
Net operating revenue                   $102,067      $101,214     $112,600      $17,255     $170,527      $238,855
Income (loss) from continuing
   operations                              2,858         3,369       (5,307)      (1,316)       4,075        10,007
Net income (loss)                          2,701         3,105          708       (1,578)       4,075        10,007
Net income (loss) to common
   shareholders                                                                   (1,750)      (1,002)        9,311
Net income (loss) per share to
   common shareholders- diluted                                                    (0.61)       (0.17)         0.68
Cash dividends declared
   per common share                                                                   --           --            --
BALANCE SHEET DATA
  (at end of period):
Total assets                               50,170       50,888       76,998      160,521      176,461       337,504
Long-term obligations, less
   current maturities                       9,371        7,161       75,995       77,789       83,043       134,301
Mandatory redeemable preferred
   stock                                    8,816        8,816       31,824       46,227       50,162            --
Common stockholders' equity
   (deficit)                               12,380       15,366      (56,308)        (490)      (1,056)      169,191


(1) PHC was formed on February 2, 1996. On December 18, 1996, Brim completed a leveraged recapitalization. Immediately thereafter on December 18, 1996, a subsidiary of Brim merged with PHC in a transaction in which Brim issued junior preferred stock and common stock in exchange for all of the outstanding common stock of PHC. Because the PHC shareholders became owners of a majority of the outstanding shares of Brim after the Merger, PHC was considered the acquiring enterprise for financial reporting purposes and the transaction was accounted for as a reverse acquisition. Therefore, the historical financial statements of PHC replaced the historical financial statements of Brim, the assets and liabilities of Brim were recorded at fair value as required by the purchase method of accounting, and the operations of Brim were reflected in the operations of the combined enterprise from the date of acquisition. Because PHC had been in existence for less than a year at December 31, 1996, and because Brim had been in existence for several years, PHC is considered the successor to Brim's operations. The balance sheet data of Brim (Predecessor) as of December 18, 1996 represents the historical cost basis of Brim's assets and liabilities after the leveraged recapitalization but prior to the reverse acquisition. The reverse acquisition resulted in a new basis of accounting such that Brim's assets and liabilities were recorded at their fair value in the Company's consolidated balance sheet upon consummation of the reverse acquisition. Although PHC was considered the acquiring enterprise for financial reporting purposes, PHC became a wholly-owned subsidiary of Brim, the predecessor company, as a result of the Merger.

(2) The financial statements of the Company and Brim for the periods presented are not strictly comparable due to the significant effect that acquisitions, divestitures and the Recapitalization have had on such statements. See Note 3 of Notes to Consolidated Financial Statements of the Company, and Notes 2, 3 and 6 of Notes to Consolidated Financial Statements of Brim.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this Report.

OVERVIEW

         Province Healthcare Company is a health care services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of December 31, 1998, the Company operated ten general acute care hospitals in six states with a total of 723 licensed beds, and managed 52 hospitals in 17 states with a total of 3,574 licensed beds.

         PHC of Delaware, Inc., a subsidiary of the Company, was founded in February 1996 by Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV") and Martin S. Rash to acquire and operate hospitals in attractive non-urban markets. PHC acquired its first hospital, Memorial Mother Frances Hospital ("Memorial Mother Frances") in Palestine, Texas, in July 1996 and acquired Starke Memorial Hospital ("Starke") in Knox, Indiana, in October 1996.

         In December 1996, a subsidiary of Brim, Inc. merged with PHC in a transaction in which Brim issued Junior Preferred Stock and Common Stock in exchange for all of the outstanding common stock of PHC, and PHC became a wholly-owned subsidiary of Brim. Because the PHC shareholders became owners of a majority of the outstanding shares of Brim after the Merger, PHC was considered the acquiring enterprise for financial reporting purposes and the transaction was accounted for as a reverse acquisition. Therefore, the historical financial statements of PHC replaced the historical financial statements of Brim, the assets and liabilities of Brim were recorded at fair value as required by the purchase method of accounting, and the operations of Brim were reflected in the operations of the combined enterprise from the date of acquisition. Because PHC had been in existence for less than a year at December 31, 1996, and because Brim had been in existence for several years, PHC is considered the successor to Brim's operations.

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

         In February 1996, Brim acquired Parkview Regional Hospital by entering into a 15-year operating lease agreement with two five-year renewal terms, and by purchasing certain assets and assuming certain liabilities for a purchase price of $1.8 million. In December 1996, Brim sold its senior living business (see "-Discontinued Operations") and certain assets related to three medical office buildings.

         In July 1996, PHC purchased certain assets and assumed certain liabilities of Memorial Mother Frances for a purchase price of $23.2 million in a transaction resulting in PHC owning 95.0% of the hospital. In October 1996, PHC acquired Starke Memorial by assuming certain liabilities and entering into a capital lease agreement, and by purchasing certain assets for a purchase price of $7.7 million. In December 1996, a subsidiary of Brim and PHC merged in a transaction which has been accounted for as a reverse acquisition (i.e., the acquisition of Brim by PHC).

         In August 1997, the Company acquired Colorado River Medical Center ("Colorado River"), in Needles, California (formerly Needles Desert Communities Hospital) by purchasing certain assets, assuming certain liabilities, and entering into a fifteen-year lease agreement, with three five-year renewal options, for a purchase price of approximately $6.3 million.

         In May 1998, the Company acquired Havasu Samaritan Regional Hospital ("Havasu") in Lake Havasu City, Arizona, for approximately $107.5 million. In June, 1998, the Company acquired Elko General Hospital ("Elko") in Elko, Nevada for a purchase price of approximately

$23.3 million. To finance these acquisitions, the Company borrowed $106.0 million and $22.0 million, respectively, under its revolving credit facility.

         All the acquisitions described above were accounted for as purchase business combinations, and the results of operations of the hospitals have been included in the results of operations of the Company from the purchase dates forward.

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

         The December 31, 1997 results include twelve months of operations for the 1996 Acquisitions, plus five months of operations for Colorado River.

         The December 31, 1998 results include twelve months of operations for the 1996 Acquisitions and Colorado River, plus eight months of operations for Havasu and six and one-half months of operations for Elko. In the discussion that follows, Colorado River, Havasu and Elko are referred to as the "1997 and 1998 Acquisitions."

         On February 22, 1999, the Company entered into a "special services agreement" for the lease of Eunice Regional Medical Center, an 85-bed general acute care hospital located in Eunice, Louisiana. The Company purchased certain assets, assumed certain liabilities, and entered into a ten-year lease agreement, with one five-year renewal option. The transaction was accounted for as a purchase business combination, with a purchase price of approximately $1.7 million.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, information expressed as a percentage of net operating revenue. Such information has been derived from the consolidated statements of operations of the Company included elsewhere in this report. The results of operations for the periods presented include hospitals from their acquisition dates, as previously discussed.

                                                  Period From
                                                    Feb. 2,               Year Ended December 31,
                                                  To Dec. 31,           --------------------------
                                                     1996                1997                1998
                                                     ----                ----                ----
Net operating revenue                                100.0%              100.0%              100.0%
Operating expenses (1)                                97.2                86.0                82.4
                                                    ------              ------              ------
EBITDA (2)                                             2.8                14.0                17.6
Depreciation and amortization                          7.6                 4.4                 5.6

Interest                                               5.7                 4.8                 4.4
Minority interest                                      1.0                 0.3                 0.1
                                                    ------              ------              ------
Income (loss) before income taxes                    (11.5)                4.5                 7.5
(Provision) benefit for income taxes                   3.9                (2.1)               (3.3)
                                                    ------              ------              ------
Net income (loss) before
  extraordinary item                                  (7.6)                2.4                 4.2
Extraordinary item                                    (1.5)                 --                  --
                                                    ------              ------              ------
Net income (loss)                                     (9.1)%               2.4%                4.2%
                                                    ======              ======              ======

(1) Operating expenses represent expenses before interest, minority interest, loss on sale of assets, income taxes, depreciation and amortization.

(2) EBITDA represents the sum of income before income taxes, interest, minority interest, depreciation and amortization, and loss on sale of assets. Management understands that industry analysts generally consider EBITDA to be one measure of the financial performance of a company that is presented to assist investors in analyzing the operating performance of the Company and its ability to service debt. Management believes that an increase in EBITDA level is an indicator of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative (i) to net income as a measure of operating performance or (ii) to cash flows from operating, investing, or financing activities as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

        Hospital revenues are received primarily from Medicare, Medicaid and commercial insurance. The percentage of revenues received from the Medicare program is expected to increase due to the general aging of the population. The payment rates under the Medicare program for inpatients are based on a PPS, based upon the diagnosis of a patient. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. In addition, states, insurance companies and employers are actively negotiating the amounts paid to hospitals as opposed to their standard rates. The trend toward managed care, including health maintenance organizations, preferred provider organizations and various other forms of managed care, may affect the hospitals' ability to maintain their current rate of net revenue growth.

        Net operating revenue is comprised of: (i) net patient service revenue from the Company's owned and leased hospitals; (ii) management and professional services revenue; and (iii) other revenue.

        Net patient service revenue is reported net of contractual adjustments and policy discounts. The adjustments principally result from differences between the hospitals' customary charges and payment rates under the Medicare and Medicaid programs. Customary charges generally have increased at a faster rate than the rate of increase for Medicare and Medicaid payments. Operating expenses of the hospitals primarily consist of salaries and benefits, purchased services, supplies, provision for doubtful accounts and other operating expenses (principally consisting of utilities, insurance, property taxes, travel, freight, postage, telephone, advertising, repairs and maintenance).

         Management and professional services revenue is comprised of fees from management and professional consulting services provided to third-party hospitals pursuant to management contracts and consulting arrangements, plus reimbursable expenses. Operating expenses for the management and professional services business primarily consist of salaries and benefits and reimbursable expenses.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Net operating revenue increased from $170.5 million in 1997, to $238.9 million in 1998, an increase of $68.4 million or 40.1%. Revenue generated by hospitals owned during both periods increased $5.2 million, or 3.4% in 1998. The increase in revenue generated by hospitals owned during both periods is primarily the result of higher volumes and price increases, partially offset by increased managed care and charity care discounts and the effects of the Balanced Budget Act of 1997 (the "1997 Act"). (See "Item 1. Business - Government Reimbursement.") Cost report settlements and the filing of cost reports during the year resulted in positive revenue adjustments of $3.3 million (2.2% of net patient service revenue) in 1997 and $4.0 million (1.8% of net patient service revenue) in 1998. The remaining increase of $63.2 million was primarily attributable to the 1997 and 1998 Acquisitions.

         Operating expenses increased from $146.7 million in 1997, to $196.8 million in 1998, an increase of $50.1 million or 34.2%. Operating expenses were 86.0% of net operating revenue in 1997, compared to 82.4% in 1998. The increase in operating expenses of hospitals owned during both periods resulted from volume increases, increased services and change in case mix, offset by decreased expenses in home health as a result of the 1997 Act and decreased expenses from the closing of two geriatric psychiatric units. The majority of the increase in operating expenses was attributable to the 1997 and 1998 Acquisitions.

         EBITDA was $23.8 million, or 14.0% of net operating revenue in 1997, compared to $42.1 million, or 17.6% of net operating revenue in 1998. The increase is primarily the result of the 1997 and 1998 Acquisitions.

        Depreciation and amortization expense was $7.6 million, or 4.4% of net operating revenue in 1997, compared to $13.4 million, or 5.6% of net operating revenue in 1998. The increase in depreciation and amortization resulted from the 1997 and 1998 Acquisitions and increased capital expenditures. Interest expense as a percent of net operating revenue decreased from 4.8% in 1997 to 4.4% in 1998.

        Net income was $4.1 million, or 2.4% of net operating revenue in 1997, compared to $10.0 million, or 4.2% of net operating revenue in 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO PERIOD FROM FEBRUARY 2, 1996 (PHC'S INCEPTION) TO DECEMBER 31, 1996

        Net operating revenue was $170.5 million in 1997, compared to $17.3 million in 1996, an increase of $153.2 million. This increase is principally the result of a full year's operations for the 1996 Acquisitions. Cost report settlements and the filing of cost reports resulted in no revenue adjustments in 1996 and positive revenue adjustments of $3.3 million (2.2% of net patient service revenue) in 1997.

        Operating expenses were $16.8 million, or 97.2% of net operating revenue in 1996, compared to $146.7 million, or 86.0% of net operating revenue in 1997, principally as a result of a full year of operations for the 1996 Acquisitions.

        EBITDA was $0.5 million, or 2.8% of net operating revenue in 1996, compared to $23.8 million, or 14.0% of net operating revenue in 1997, principally as a result of a full year of operations for the 1996 Acquisitions.

        Depreciation and amortization expense was $1.3 million, or 7.6% of net operating revenue in 1996, compared to $7.6 million, or 4.4% of net operating revenue in 1997. Interest expense was $1.0 million, or 5.7% of net operating revenue in 1996, compared to $8.1 million, or 4.8% of net operating revenue in 1997. This increase resulted primarily from $52.7 million in new bank debt incurred in connection with the recapitalization of Brim, and an increase of $10.0 million in bank debt during 1997 to fund the acquisition of Colorado River and the buyout of the operating lease at Ojai.

        Net loss was $1.6 million, or 9.1% of net operating revenue in 1996, compared to net income of $4.1 million, or 2.4% of net operating revenue in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital increased from $21.4 million at December 31, 1997 to $50.7 million at December 31, 1998. The ratio of current assets to current liabilities was 1.8 to 1.0 at December 31, 1997 and 3.5 to 1.0 at December 31, 1998.

        In February 1998, the Company completed its initial public offering of 5,405,000 shares of common stock. In connection with the offering, the Series B redeemable junior preferred stock was converted into common stock at the public offering price. The net proceeds from the offering were used to reduce the balance of the outstanding term and revolving credit loans ($39.6 million), redeem the outstanding balance of the Series A redeemable senior preferred stock plus accrued dividends ($22.7 million) and repurchase a portion of the common stock that was issued upon conversion of the Series B junior preferred stock ($14.9 million).

         In July 1998, the Company completed its public offering of 2,685,500 shares of common stock at an offering price of $26.00 per share. The net proceeds from the offering of approximately $65.7 million primarily were used to reduce amounts outstanding on the revolving line of credit.

         In March 1998, the Company amended and restated its Credit Agreement and increased the size of its credit facility to $260.0 million. The total amount outstanding under the credit facility increased from $82.0 million at December 31, 1997 to $127.0 million at December 31, 1998. The increase resulted primarily from the borrowings to finance the Havasu and Elko acquisitions, offset by a reduction in debt from application of stock offering proceeds. The loans under the Credit Agreement bear interest at the adjusted base rate or at the adjusted LIBOR rate, plus in each case, a margin depending on the amount of the Company's outstanding indebtedness.

        The Credit Agreement contains limitations on the Company's ability to incur additional indebtedness (including contingent obligations), sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, and pay dividends. The Credit Agreement also requires the Company to maintain a specified net worth and meet or exceed certain coverage, leverage, and indebtedness ratios. Indebtedness under the Credit Agreement is secured by substantially all assets of the Company. The Credit Agreement obligates the Company to pay certain commitment fees, based upon amounts borrowed and available for borrowing, during its term.

        Interest rate swap agreements are used to manage the Company's interest rate exposure under the Credit Agreement. In 1997, the Company entered into an interest rate swap agreement, which effectively converted for a three-year period $35.0 million of floating-rate borrowings to fixed-rate borrowings. In 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45.0 million of floating-rate borrowings to fixed-rate borrowings. The Company secured a 6.27% fixed interest rate on the 1997 swap agreement, and a 5.625% fixed interest rate on the 1998 swap agreement.

        Cash used in operations increased from $0.8 million in 1997 to $4.1 million in 1998, primarily due to a large increase in accounts receivable, primarily at newly-acquired hospitals. Cash used in investing activities increased from $18.2 million in 1997 to $146.4 million in 1998, relating primarily to the Havasu and Elko acquisitions and capital expenditures. Net cash provided by financing activities increased from $12.0 million in 1997 to $148.5 million in 1998, primarily as a result of the initial public offering and the follow-on public offering and the application of the proceeds, and borrowings related to the Havasu and Elko acquisitions.

        Capital expenditures, excluding acquisitions, were $15.6 million in 1997 and $15.5 million in 1998. Capital expenditures for the owned hospitals may vary from year to year, depending on facility improvements and service enhancements. The management services business does not require significant capital expenditures. The Company expects to make capital expenditures in 1999 of approximately $15.1 million, exclusive of any acquisitions of businesses or construction projects. These expenditures will be funded through cash provided by operating activities and borrowings under the revolving credit agreement.

IMPACT OF YEAR 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

         The following discussion is designated as Year 2000 readiness disclosure for purposes of the Year 2000 Information Readiness and Disclosure Act.

        Some older computer programs and systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. Certain of the Company's computer hardware and software, facility equipment (e.g., communications equipment, environmental controls such as heating and air conditioning systems, and elevators), and medical equipment that are date sensitive, may contain programs with the Year 2000 problem. If uncorrected, the problem could result in computer system and program failures or equipment and medical device malfunctions that could result in a disruption of business operations or affect patient diagnosis and treatment.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE.

        The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. The Company has replaced the majority of its key financial and operational systems as a part of its systems consolidation in the normal course of business. This replacement has been a planned approach during the last two years to enhance or better meet its functional business and operational requirements. In addition to the replacement program, some of the Company's software and hardware is being modified so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

        The Company is currently working with outside consultants, who are visiting each of the owned hospitals to determine the depth of the problem as it relates to devices that are attached to the Company's information systems. The purpose is twofold: (i) They are testing the hospital computer networks to identify problem areas relative to the communications of the information system hardware, the network servers and various devices attached to the network. This phase is focused on identifying conflict/problem areas and recommending solutions to address these problems; and (ii) They are evaluating each personal computer for hardware and software related Year 2000 issues. The result of this process will be a report that will document a physical layout of the network, any potential or existing network problems, and an inventory of each system with its potential Year 2000 problems.

        In the area of medical equipment, the Company is working with a consultant to identify issues impacting medical equipment items/systems. This process will be completed in three phases: (i) identification of medical equipment items/systems impacted by Year 2000 issues; (ii) evaluation of such medical equipment; and (iii) Year 2000 resolution. The Company has completed Phase I of this process and has completed 80% of Phase II. Management believes that this process will substantially address its Year 2000 issues, and anticipates a completion date no later than June 30, 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

        The Company relies heavily on third parties in operating its business. In addition to its reliance on software, hardware and other equipment vendors to verify Year 2000 compliance of their products, the Company also depends on (i) fiscal intermediaries that process claims and make payments on behalf of the Medicare program, (ii) insurance companies, HMOs and other private payors,
(iii) utilities that provide electricity, water, natural gas and telephone services and (iv) vendors of medical supplies and pharmaceuticals used in patient care. As part of its Year 2000 strategy, the Company has been working with its major vendors and has received assurances such vendors are addressing the Year 2000 issue. The Company has received assurances from four of its largest vendors that their software modules are fully compliant with software releases completed by the end of 1998. At this point, there have been no identified problems associated with this portion of the systems. Failure of these third parties to resolve their Year 2000 issues could have a material adverse effect on the Company's results of operations and ability to provide health care services.

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

        Reimbursement under the Medicare program is administered by HCFA. HCFA employs more than 60 carriers and intermediaries to process Medicare fee-for-service claims throughout the United States. There are several hundred different computer systems involved in the every day work of HCFA, its carriers and intermediaries. HCFA, under its internal Year 2000 compliance program, identified 99 mission critical systems, 25 that are directly managed by HCFA and 74 that are managed by outside carriers and intermediaries. These 99 systems contain more than 50 million lines of computer code that require re-writing to ensure Year 2000 compliance. In a public statement on its web page, HCFA has stated that the major HCFA forms, utilized for claims submission by the Company, are Year 2000 compliant. This includes both paper and electronic claims submission. There can be no assurance that HCFA's mission critical systems, which most directly affect the Company, will be compliant in time to prevent disruptions to the Medicare payments received by the Company. Moreover, HCFA has announced the delayed implementation of certain new regulations as well as the possible postponement of scheduled rate increases while its resources are re-directed towards Year 2000 compliance. While certain members of Congress have taken strong exception to HCFA's announcement to delay rate increases, it is possible that rate increases that were scheduled to take effect on October 1, 1999, could be delayed until December 31, 1999 or later.

COSTS

        The Company is utilizing both internal and external resources to complete the Year 2000 modifications. The Company believes that the Year 2000-related remediation costs incurred through December 31, 1998 have not been material to its results of operations.

        During 1998, the majority of the costs related to Year 2000 were in the area of consulting services to assess the impact of Year 2000, and to inventory the existing information technology and medical equipment to determine the level of Year 2000 compliance. During 1998, approximately $50,000 of direct cost was incurred as part of this assessment. The costs of Year 2000 software compliance were included in standard software maintenance agreements with the Company's major vendors. No additional costs were incurred to modify this software over and above those amounts incurred as part of the normal business process.

         During 1999, the consulting services have continued relative to the assessment of the Year 2000 project. The Company expects consulting costs related to medical equipment compliance to be $160,000 in the first quarter of 1999, and $60,000 in the second quarter of 1999. Assessment costs related to information technology compliance are expected to be $30,000 in the first quarter of 1999, and $50,000 in the second quarter of 1999, and have been included in the information systems budget. These costs will be expensed as incurred, and have been included in the Company's 1999 internal budget.

        Based upon a review of completed hospital assessments, the Company expects approximately $2,000,000 in remediation/replacement capital expenditures for both information technology and medical equipment, which is approximately 67% of the total information systems capital budget for 1999. These funds are part of a contingency budget. There can be no guarantee that actual costs and results will not differ materially from those anticipated. No significant information systems projects have been delayed due to the Year 2000 project.

        By utilizing external consultants for the assessments associated with Year 2000, the Company has achieved independent verification and validation processes to assure the reliability of risk and cost estimates.

RISK AND CONTINGENCY PLANS

        Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program, but expects to complete the program no later than June 30, 1999. In the event that the Company does not complete any additional phases, the Company may be unable to diagnose or treat patients, bill for patient services or collect and apply payments from patients or third party payors. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

        The Company believes that the most reasonably likely worst case Year 2000 scenario is that some of its material third party payors will not be Year 2000 compliant, and will have difficulty processing and paying the Company's bills, thereby possibly affecting the Company's cash flows. The Company intends to develop a contingency plan to address this scenario. It is expected that such a plan would involve establishing procedures whereby the Company would revert to manual billing processes. In addition, the plan would involve ensuring the Company's access to additional capital through, for example, its revolving credit facility.

        The Company intends to complete its initial contingency plan by June 30, 1999. Each of the Company's owned hospitals has a disaster plan that will be reviewed as a part of the Company's overall contingency planning process, to assure that each plan includes contingency planning for the Year 2000 issues. However, failure by third parties to resolve their own Year 2000 issues may render each hospital's contingency plan ineffective.

        The foregoing assessment is based on information currently available to the Company. The Company will revise its assessment as it continues to implement its Year 2000 strategy. The Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties, or that the Company will not experience difficulties obtaining resources needed to make modifications to or replace the Company's affected systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services. Consequently, the Company can give no assurances that issues related to the Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

        The Company has established and distributed a set of guidelines and strategies for each of its managed hospitals to use in evaluating and planning for making their facilities Year 2000 compliant. The Company intends to monitor the progress of the response by the hospitals it manages to the Year 2000 problem. The Company does not believe that it is responsible for ensuring Year 2000 compliance by its managed hospitals. Ultimately, responsibility for implementing the individual Year 2000 compliance plan at each managed hospital rests with each managed hospital's board; the Company can only implement the boards' recommendations at their direction.

GENERAL

        The federal Medicare program accounted for approximately 60.3% and 57.8% of hospital patient days in 1997 and 1998, respectively. The state Medicaid programs accounted for approximately 13.1% and 11.1% of hospital patient days in 1997 and 1998, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases have historically been less than actual inflation.

        Both federal and state legislators are continuing to scrutinize the health care industry for the purpose of reducing health care costs. While the Company is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, the Company expects continuing pressure to limit expenditures by governmental health care programs. The 1997 Act imposed certain limitations on increases in the inpatient Medicare rates paid to acute care hospitals. Payments for Medicare outpatient services provided at acute care hospitals and home health services historically have been paid based on costs, subject to certain limits. The 1997 Act requires that the payment for those services be converted to a prospective payment system, which will be phased in over time. The 1997 Act also includes a managed care option that could direct Medicare patients to managed care organizations. Further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and the Company.

        The Company's acute care hospitals, like most acute care hospitals in the United States, have significant unused capacity. The result is substantial competition for patients and physicians. Inpatient utilization continues to be affected negatively by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. The Company expects increased competition and admission constraints to continue in the future. The ability to respond successfully to these trends, as well as spending reductions in governmental health care programs, will play a significant role in determining the ability of the Company's hospitals to maintain their current rate of net revenue growth and operating margins.

        The Company expects the industry trend in increased outpatient services to continue because of the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned or leased hospitals was approximately 44.5% and 43.5% of gross patient service revenue in 1997 and 1998, respectively.

        The complexity of the Medicare and Medicaid regulations, increases in managed care, hospital personnel turnover, the dependence of hospitals on physician documentation of medical records and the subjective judgment involved complicates the billing and collections of accounts receivable by hospitals. There can be no assurance that this complexity will not negatively impact the Company's future cash flows or results of operations.

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

        The Company's historical financial trend has been impacted favorably by its success in acquiring acute care hospitals. While the Company believes that trends in the health care industry described above may create possible future acquisition opportunities, there can be no assurances that it can continue to maintain its current growth rate through hospital acquisitions and successfully integrate the hospitals into its system.

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

        The Company's owned hospitals accounted for 95.2%, 88.8% and 92.3% of the Company's net operating revenue in 1996, 1997 and 1998, respectively. The Company currently owns four hospitals in California, which accounted for 33.4% of 1998 net operating revenue. This concentration of results of operations in this market increases the risk that adverse developments at these facilities, or in the economic, regulatory or industry environment in California, could have a material adverse effect on the Company's operations or financial condition.

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in its financial statements. Resolution of matters, for example, final settlements with third party payors, may result in changes from those estimates. The timing and amount of such changes in estimates may cause fluctuations in the Company's quarterly or annual operating results.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The Company had no items of other comprehensive income, and accordingly, adoption of the statement had no effect on the consolidated financial statements.

        Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Statement 131 established standards for reporting of information about operating segments. In excess of 90% of the Company's assets, revenues and income are derived from one segment, the ownership and operation of acute care hospitals. Accordingly, segment disclosures are not presented in these financial statements.

        In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued, and is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

INFLATION

        The health care industry is labor intensive. Wages and other expenses increase, especially during periods of inflation and labor shortages. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company has generally been able to offset increases in operating costs by increasing charges for services, expanding services, and implementing cost control measures to curb increases in operating costs and expenses. In light of cost containment measures imposed by government agencies and private insurance companies, the Company is unable to predict its ability to offset or control future cost increases, or its ability to pass on the increased costs associated with providing health care services to patients with government or managed care payors, unless such payors correspondingly increase reimbursement rates.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain statements contained in this discussion, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in regions where the Company operates; demographic changes; the effect of existing or future governmental regulation and federal and state legislative and enforcement initiatives on the Company's business, including the 1997 Act; changes in Medicare and Medicaid reimbursement levels; the Company's ability to implement successfully its acquisition and development strategy and changes in such strategy; Year 2000 compliance; the availability and terms of financing to fund the expansion of the Company's business, including the acquisition of additional hospitals; the Company's ability to attract and retain qualified management personnel and to recruit and retain physicians and other health care personnel to the non-urban markets it serves; the effect of managed care initiatives on the non-urban markets served by the Company's hospitals and the Company's ability to enter into managed care provider arrangements on acceptable terms; the effect of liability and other claims asserted against the Company; the effect of competition in the markets served by the Company's hospitals; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk involves interest rate risk. The Company's interest expense is sensitive to changes in the general level of U. S. interest rates. To mitigate the impact of fluctuations in U. S. interest rates, the Company generally expects to maintain a substantial percent of its debt as fixed rate in nature by entering into interest rate swap transactions. The interest rate swap agreements, entered into in 1997 and 1998, are contracts to exchange periodically fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features. The swap agreements allow the counterparty a one-time option at the end of the initial term to cancel the agreement or extend the swaps for an incremental time period. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions, and the Company expects the counterparties to fully satisfy their contract obligations. The Company received a weighted average rate of 5.72% and 5.67%, and paid a weighted average rate of 6.27% and 6.14% on its interest rate swap agreements, for the years ended December 31, 1997 and 1998, respectively.

        At December 31, 1998, the carrying amount of the Company's total debt of $134.3 million approximated fair value. The Company had $128.7 million of variable rate debt outstanding at December 31, 1998, with interest rate swaps in place to offset the variability of $80.0 million of this balance. At this borrowing level, a hypothetical 10% adverse change in interest rates, considering the effect of the interest rate hedge agreements, would have an unfavorable impact on the Company's net income and cash flows of approximately $0.3 million. A hypothetical 10% adverse change in interest rates on the fixed-rate debt would not have a material impact on the fair value of such debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the executive officers and directors of the Company is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 1999. Such Proxy Statement will be filed with the Commission not later than 120 days subsequent to December 31, 1998.

         Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to the compensation of the Company's executive officers is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 1999, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the Proxy Statement are expressly not incorporated herein by reference. Such Proxy Statement will be filed with the Commission not later than 120 days subsequent to December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners of the Company's Common Stock and management is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 1999. Such Proxy Statement will be filed with the Commission not later than 120 days subsequent to December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions between the Company and its executive officers and directors is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 1999. Such Proxy Statement will be filed with the Commission not later than 120 days subsequent to December 31, 1998.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) and (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The Consolidated Financial Statements and Financial Statement Schedules of the Company required to be included in Part II, Item 8 are indexed on Page F-1 and submitted as a separate section of this Report.

         (a) (3) EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

2.1 Agreement and Plan of Merger, dated as of December 16, 1996, between Brim, Inc. ("Brim") and Carryco, Inc. (a)

2.2 Plan and Agreement of Merger, dated as of December 17, 1996, between Brim, Principal Hospital Company ("PHC") and Principal Merger Company (a)

2.3 Agreement and Plan of Merger, dated as of November 27, 1996, between Brim, Brim Senior Living, Inc., Encore Senior Living, L.L.C. and Lee Zinsli (a)

2.4 Amended and Restated Agreement and Plan of Merger, dated as of January 15, 1998, between Principal Hospital Company and Province Healthcare Company ("Province") (a)

3.1               Amended and Restated Certificate of Incorporation of Province
                  (a)

3.2               Amended and Restated Bylaws of Province (a)

4.1               Form of Common Stock Certificate (a)

4.2 Amended and Restated Credit Agreement, dated as of March 30, 1998, among Province, First Union National Bank, as Agent and Issuing Bank, and various lenders thereto (b)

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

4.3 Participation Agreement, dated as of March 30, 1998, among Province, as Construction Agent and Lessee, various parties as Guarantors, First Security Bank, National Association, as Owner Trustee, various banks party thereto, as Holders, various banks party thereto, as Lenders, and First Union National Bank, as Agent (b)

4.4 First Amendment to Credit Agreement and Waiver, dated as of November 20, 1998, among Province, First Union National Bank, as Agent and Issuing Bank, and various lenders thereto *

10.1 Investment Agreement, dated as of November 21, 1996, between Brim, Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV") and PHC (a)

10.2 First Amendment to Investment Agreement, dated as of December 17, 1996, between Brim, GTCR Fund IV and PHC (a)

10.3              Form of Investment Agreement Counterpart (a)

10.4 Employment Agreement, dated as of December 17, 1996, by and between A.E. Brim and Brim (a)

10.5 Stockholders Agreement, dated as of December 17, 1996, by and among Brim, GTCR Fund IV, Leeway & Co., First Union Corporation of Virginia, AmSouth Bancorporation, Martin S. Rash ("Rash"), Richard D. Gore ("Gore"), PHC and certain other stockholders (a)

10.6 First Amendment to Stockholders Agreement, dated as of July 14, 1997, by and among the Company, GTCR Fund IV, Rash, Gore and certain other stockholders (a)

10.7 Registration Agreement, dated as of December 17, 1996, by and among Brim, PHC, GTCR Fund IV, Leeway & Co., First Union Corporation of Virginia, AmSouth Bancorporation and certain other stockholders (a)

10.8 Senior Management Agreement, dated as of December 17, 1996, between Brim, Rash, GTCR Fund IV, Leeway & Co. and PHC (a)

10.9 First Amendment to Senior Management Agreement, dated as of July 14, 1997, between the Company, Rash and GTCR Fund IV (a)

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

10.10 Senior Management Agreement, dated as of December 17, 1996, between Brim, Gore, GTCR Fund IV, Leeway & Co. and PHC (a)

10.11 First Amendment to Senior Management Agreement, dated as of July 14, 1997, between the Company, Gore and GTCR Fund IV (a)

10.12 Lease Agreement, dated December 16, 1985, as amended, by and between Union Labor Hospital Association and Brim Hospitals, Inc. (a)

10.13 Lease Agreement, dated October 1, 1996, by and between County of Starke, State of Indiana, and Principal Knox Company (a)

10.14 Lease Agreement, dated December 1, 1993, by and between Palo Verde Hospital Association and Brim Hospitals, Inc. (a)

10.15 Lease Agreement, dated May 15, 1986, as amended, by and between Fort Morgan Community Hospital Association and Brim Hospitals, Inc. (a)

10.16 Lease Agreement, dated April 24, 1996, as amended, by and between Parkview Regional Hospital, Inc. and Brim Hospitals, Inc. (a)

10.17 Lease Agreement and Annex, dated June 30, 1997, by and between The Board of Trustees of Needles Desert Communities Hospital and Principal-Needles, Inc. (a)

10.18 Corporate Purchasing Agreement, dated April 21, 1997, between Aligned Business Consortium Group and PHC (a)

10.19             Principal Hospital Company 1997 Long-Term Equity Incentive
                  Plan (a)

10.20 Lease Agreement, dated December 17, 1996, between Brim and Encore Senior Living, L.L.C. (a)

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

10.21 First Amendment to Securities Purchase Agreement, dated as of December 31, 1997, between PHC and Leeway & Co. (a)

10.22 Second Amendment to Senior Management Agreement, dated as of October 15, 1997, between the Company, Rash, GTCR Fund IV (a)

10.23 Second Amendment to Senior Management Agreement, dated as of October 15, 1997, between the Company, Gore and GTCR Fund IV
                  (a)

10.24 Second Amendment to Stockholders Agreement, dated as of December 31, 1997, between the Company, GTCR Fund IV, Rash, Gore and certain other stockholders (a)

10.25 Asset Acquisition Agreement and Escrow Instructions, dated March 22, 1994, between THC-Seattle, Inc., Community Psychiatric Centers, Brim Fifth Avenue, Inc. and Brim Hospitals, Inc. (a)

10.26             Bill of Sale and Assignment, dated July 9, 1997, by
                  Nationwide Health Properties, Inc. in favor of Brim Hospitals, Inc. (a)

10.27 Asset Purchase Agreement, dated July 12, 1996, between Memorial Hospital Foundation-Palestine, Inc. and Palestine Principal Healthcare Limited Partnership (a)

10.28 Agreement of Limited Partnership, dated July 17, 1996, between Principal Hospital Company, Palestine-Principal, Inc. and Mother Frances Hospital Regional Healthcare Center. (a)

10.29 Lease Agreement, dated as of March 30, 1998, between First Security Bank, National Association, as Owner Trustee, and Province Healthcare Company, as Lessee (b)

10.30 Asset Purchase Agreement, dated April 29, 1998, between Province Healthcare Company, PHC-Lake Havasu, Inc. and Samaritan Health System (c)

10.31 Asset Purchase Agreement, dated June 8, 1998, between Province Healthcare Company and the County of Elko (d)

10.32 Amendment to the Province Healthcare Company Long-Term Equity Incentive Plan, effective March 24, 1998 (e)

10.33 Province Healthcare Company Employee Stock Purchase Plan, effective March 24, 1998 (e)

21.1              Subsidiaries of the Registrant *

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

23.1              Consent of Ernst & Young LLP *

27.1              Financial Data Schedule - 1998 (for SEC use only) *

27.2              Financial Data Schedule - 1997 (for SEC use only) *

(a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-34421.

(b) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 1998, Commission File No. 0-23639.

(c) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K, dated May 14, 1998, Commission File No. 0-23639.

(d) Incorporated by reference to Exhibit 10.26 filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-56663.

(e) Incorporated by reference to the exhibits filed with the Registrant's Proxy Statement on Schedule 14A, dated May 11, 1998, Commission File No. 0-23639.

(*)               Filed herewith



                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                  The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

EXHIBIT
NUMBER            EXHIBIT
------            -------

10.4 Employment Agreement, dated as of December 17, 1996, by and between A.E. Brim and Brim (a)

10.19             Principal Hospital Company 1997 Long-Term Equity Incentive
                  Plan (a)

10.32 Amendment to the Province Healthcare Company Long-Term Equity Incentive Plan, effective March 24, 1998 (e)

10.33 Province Healthcare Company Employee Stock Purchase Plan, effective March 24, 1998 (e)

--------------------
(a) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-34421

(e) Incorporated by reference to the exhibits filed with the Registrant's Proxy Statement on Schedule 14A, dated May 11, 1998, Commission File No. 0-23639

(b)               REPORTS ON FORM 8-K

                        None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Province Healthcare Company
                                          By: /s/ Brenda B. Rector
                                          Brenda B. Rector
                                          Vice President and Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                    Title                          Date
         ----                    -----                          ----

/s/ Martin S. Rash       President and Chief Executive          March 30, 1999
Martin S. Rash           Officer, Director

/s/ Richard D. Gore      Executive Vice President and           March 30, 1999
Richard D. Gore          Chief Financial Officer

/s/ Bruce V. Rauner      Director                               March 30, 1999
Bruce V. Rauner

/s/ Joseph P. Nolan      Director                               March 30, 1999
Joseph P. Nolan

/s/ A. E. Brim           Director                               March 30, 1999
A. E. Brim

/s/ Michael T. Willis    Director                               March 30, 1999
Michael T. Willis

/s/ David L. Steffy      Director                               March 30, 1999
David L. Steffy

                           PROVINCE HEALTHCARE COMPANY
                 FORM 10-K - ITEM 8 AND ITEM 14 (A) (1) AND (2)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following financial statements are included as a separate section of this report:

Province Healthcare Company

Report of Independent Auditors...............................................................................F-2
Consolidated Balance Sheets At December 31, 1997 and 1998....................................................F-3
Consolidated Statements of Operations for the period February 2, 1996 to
    December 31, 1996 and for the Years Ended December 31, 1997
    and 1998.................................................................................................F-4
Consolidated Statements of Changes in Common Stockholders' Equity (Deficit) for
    the period February 2, 1996 to December 31, 1996 and for the
    Years Ended December 31, 1997 and 1998...................................................................F-5
Consolidated Statements of Cash Flows for the period February 2, 1996 to December 31, 1996 and for the Years Ended December 31, 1997
    and 1998.................................................................................................F-6
Notes to Consolidated Financial Statements...................................................................F-7

Brim, Inc. and Subsidiaries

Report of Independent Auditors..............................................................................F-28
Consolidated Statement of Income for the period January 1, 1996 to
    December 18, 1996.......................................................................................F-29
Consolidated Statement of Cash Flows for the period January 1, 1996 to December 18, 1996....................................................................................F-30
Notes to Consolidated Financial Statements..................................................................F-32

         The following financial statement schedule is included as a separate section of this report.

Schedule II - Valuation and Qualifying Accounts                              S-1

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Province Healthcare Company

         We have audited the accompanying consolidated balance sheets of Province Healthcare Company (formerly known as Principal Hospital Company) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in common stockholders' equity (deficit), and cash flows for the period February 2, 1996 (date of inception) to December 31, 1996 and the years ended December 31, 1997 and 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Province Healthcare Company and subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for the period February 2, 1996 to December 31, 1996 and the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                            Ernst & Young LLP


Nashville, Tennessee
February 19, 1999, except for Note 17,
     as to which the date is February 22, 1999

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                    -----------------------
                                                                                      1997            1998
                                                                                    ---------      --------
                                                                                          (IN THOUSANDS)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                        $   4,186      $  2,113
   Accounts receivable, less allowance
    for doubtful accounts of $4,749 in 1997
    and $9,033 in 1998                                                                 30,902        51,253
   Inventories                                                                          3,655         7,083
   Prepaid expenses and other                                                           8,334        10,211
                                                                                    ---------      --------
         Total current assets                                                          47,077        70,660
Property, plant and equipment, net                                                     65,974       112,114
Other assets:
   Unallocated purchase price                                                             760         2,345
   Cost in excess of net
     assets acquired, net                                                              53,624       142,017
   Other                                                                                9,026        10,368
                                                                                    ---------      --------
                                                                                       63,410       154,730
                                                                                    ---------      --------
                                                                                    $ 176,461      $337,504
                                                                                    =========      ========


               LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON
                         STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                                 $   6,524      $  6,786
   Accrued salaries and benefits                                                        8,720         8,655
   Accrued expenses                                                                     4,422         2,710
   Current maturities of long-term obligations                                          6,053         1,797
                                                                                    ---------      --------
         Total current liabilities                                                     25,719        19,948
Long-term obligations, less current maturities                                         83,043       134,301
Third-party settlements                                                                 4,680         3,502
Other liabilities                                                                      13,088         9,862
Minority interest                                                                         825           700
                                                                                    ---------      --------
                                                                                      101,636       148,365
Mandatory redeemable preferred stock                                                   50,162            --
Common stockholders' equity (deficit):
   Common stock--no par value at
      December 31, 1997; $0.01 par value at
      December 31, 1998; 25,000,000 shares authorized;
      issued and outstanding 6,330,614
      shares and 15,704,578 shares at
      December 31, 1997 and 1998, respectively                                          2,116           157
   Additional paid-in-capital                                                              --       162,926
   Retained earnings (deficit)                                                         (3,172)        6,108
                                                                                    ---------      --------
                                                                                       (1,056)      169,191
                                                                                    ---------      --------
                                                                                    $ 176,461      $337,504
                                                                                    =========      ========



                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       PRO FORMA
                                                                                                       (UNAUDITED)
                                                              PERIOD                                    YEAR ENDED
                                                              FEB. 2       YEAR ENDED DECEMBER 31        DEC. 31,
                                                            TO DEC. 31,    -----------------------         1998
                                                               1996           1997           1998        (NOTE 15)
                                                             --------      ---------      ---------      --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
   Net patient service revenue                               $ 16,425      $ 149,296      $ 217,364      $217,364
   Management and professional services                           607         11,517         11,885        11,885
   Reimbursable expenses                                           --          6,674          6,520         6,520
   Other                                                          223          3,040          3,086         3,086
                                                             --------      ---------      ---------      --------
         Net operating revenue                                 17,255        170,527        238,855       238,855
Expenses:
   Salaries, wages and benefits                                 7,599         66,172         94,970        94,970
   Reimbursable expenses                                           --          6,674          6,520         6,520
   Purchased services                                           2,286         23,242         28,250        28,250
   Supplies                                                     1,897         16,574         24,252        24,252
   Provision for doubtful accounts                              1,909         12,812         17,839        17,839
   Other operating expenses                                     2,872         16,318         19,149        19,149
   Rentals and leases                                             214          4,888          5,777         5,777
   Depreciation and amortization                                1,307          7,557         13,409        13,409
   Interest expense                                               976          8,121         10,555         7,332
   Minority interest                                              184            329            155           155
   Loss on sale of assets                                          --            115             45            45
                                                             --------      ---------      ---------      --------
         Total expenses                                        19,244        162,802        220,921       217,698
                                                             --------      ---------      ---------      --------
Income (loss) before income taxes                              (1,989)         7,725         17,934        21,157
Income taxes (benefit)                                           (673)         3,650          7,927         9,348
                                                             --------      ---------      ---------      --------
Income (loss) before extraordinary item                        (1,316)         4,075         10,007        11,809
Loss from early retirement of debt,
   net of taxes of $167                                          (262)            --             --            --
                                                             --------      ---------      ---------      --------
Net income (loss)                                              (1,578)         4,075         10,007        11,809
Preferred stock dividends and accretion                          (172)        (5,077)          (696)           --
                                                             --------      ---------      ---------      --------
Net income (loss) to common shareholders                     $ (1,750)     $  (1,002)     $   9,311      $ 11,809
                                                             ========      =========      =========      ========
Income (loss) per share to common
  shareholders--basic:
    Income (loss) before extraordinary item                  $  (0.52)     $   (0.17)     $    0.70      $   0.75
    Extraordinary item                                          (0.09)            --             --            --
                                                             --------      ---------      ---------      --------
    Net income (loss) to common shareholders                 $  (0.61)     $   (0.17)     $    0.70      $   0.75
                                                             ========      =========      =========      ========
Income (loss) per share to common shareholders--diluted:

    Income (loss) before extraordinary item                  $  (0.52)     $   (0.17)     $    0.68      $   0.74
    Extraordinary item                                          (0.09)            --             --            --
                                                             --------      ---------      ---------      --------
    Net income (loss) to common shareholders                 $  (0.61)     $   (0.17)     $    0.68      $   0.74
                                                             ========      =========      =========      ========



                             See accompanying notes.

                           PROVINCE HEALTHCARE COMPANY

                  CONSOLIDATED STATEMENTS OF CHANGES IN COMMON
                         STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                                             NOTES
                                    CLASS A              CLASS B                          RECEIVABLE
                                 COMMON STOCK         COMMON STOCK        COMMON STOCK        FOR   ADDITIONAL RETAINED
                              -------------------   ----------------  --------------------  COMMON   PAID-IN   EARNINGS
                               SHARES     AMOUNT     SHARES   AMOUNT    SHARES     AMOUNT    STOCK   CAPITAL  (DEFICIT)     TOTAL
                              --------   --------   --------  ------  -----------  -------   -----   --------  --------   ---------
Balance at February 2, 1996         --   $     --         --  $  --            --  $    --   $  --   $     --  $     --   $      --

  Issuance of stock             13,983     13,983     85,890     86            --       --    (211)        --        --      13,858

  Dividends on Class A
   Common Stock                    420        420         --     --            --       --      --         --      (420)         --

  Exchange of PHC Class A
   and Class B Common Stock
   for Brim Common Stock       (14,403)   (14,403)   (85,890)   (86)    2,757,947       86     211         --        --     (14,192)

  Reverse acquisition of Brim       --         --         --     --     2,612,553    1,594      --         --        --       1,594

  Preferred stock dividends
    and accretion                   --         --         --     --            --       --      --         --      (172)       (172)

  Net loss                          --         --         --     --            --       --      --         --    (1,578)     (1,578)
                              --------   --------   --------   ----   -----------  -------   -----   --------  --------   ---------
Balance at December 31, 1996        --         --         --     --     5,370,500    1,680      --         --    (2,170)       (490)

  Issuance of stock                 --         --         --     --       960,114      436      --         --        --         436

  Preferred stock dividends
    and accretion                   --         --         --     --            --       --      --         --    (5,077)     (5,077)

  Net income                        --         --         --     --            --       --      --         --     4,075       4,075
                              --------   --------   --------   ----   -----------  -------   -----   --------  --------   ---------
Balance at December 31, 1997        --         --         --     --     6,330,614    2,116      --         --    (3,172)     (1,056)

  Reincorporation                   --         --         --     --            --   (2,053)     --      2,053        --          --

  Conversion of junior prefer
    red stock and initial
    public offering of common
    stock                           --         --         --     --     6,679,154       67      --     95,285       (31)     95,321

  Issuance of stock from
    follow-on stock offering        --         --         --     --     2,685,500       27      --     65,500        --      65,527

  Exercise of stock options         --         --         --     --         9,310       --      --         88        --          88

  Preferred stock dividends
    and accretion                   --         --         --     --            --       --      --         --      (696)       (696)

  Net income                        --         --         --     --            --       --      --         --    10,007      10,007
                              --------   --------   --------   ----   -----------  -------   -----   --------  --------   ---------
Balance at December 31, 1998        --   $     --         --   $ --    15,704,578  $   157   $  --   $162,926  $  6,108   $ 169,191
                              ========   ========   ========   ====   ===========  =======   =====   ========  ========   =========



                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             PERIOD
                                                                              FEB. 2        YEAR ENDED DECEMBER 31,
                                                                           TO DEC. 31,      -----------------------
                                                                               1996           1997          1998
                                                                             ---------      --------      ---------
                                                                                        (IN THOUSANDS)

OPERATING ACTIVITIES
Net income (loss)                                                            $  (1,578)     $  4,075      $  10,007
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                            1,307         7,557         13,409
        Provision for doubtful accounts                                          1,909        12,812         17,839
        Deferred income taxes                                                     (874)        4,677            862
        Extraordinary charge from retirement of debt                               429            --             --
        Provision for professional liability                                       200            36            (54)
        Loss on sale of assets                                                      --           115             45
        Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
           Accounts receivable                                                  (3,243)      (20,885)       (31,902)
           Inventories                                                              91          (712)        (1,524)
           Prepaid expenses and other                                              724        (3,833)        (3,472)
           Other assets                                                            375        (2,256)        (4,716)
           Accounts payable and accrued expenses                                 2,160        (2,449)        (2,274)
           Accrued salaries and benefits                                           643           860         (1,582)
           Third-party settlements                                                  --        (1,924)        (1,178)
           Other liabilities                                                      (507)        1,089            391
                                                                             ---------      --------      ---------
Net cash provided by (used in) operating activities                              1,636          (838)        (4,149)
INVESTING ACTIVITIES
   Purchase of property, plant and equipment                                    (1,043)      (15,557)       (15,545)
   Purchase of acquired companies, net of cash received                          4,645        (2,673)      (130,842)
                                                                             ---------      --------      ---------
   Net cash provided by (used in) investing activities                           3,602       (18,230)      (146,387)
FINANCING ACTIVITIES
   Proceeds from long-term debt                                                 19,300        12,000        248,042
   Repayments of debt                                                          (26,431)       (4,143)      (204,638)
   Additions to deferred loan costs                                               (709)           --             --
   Issuance of common stock                                                     13,858           436        142,682
   Issuance of preferred stock                                                      --         3,705             --
   Repurchase of common stock                                                       --            --        (14,884)
   Redemption of senior preferred stock                                             --            --        (22,739)
                                                                             ---------      --------      ---------
   Net cash provided by financing activities                                     6,018        11,998        148,463
                                                                             ---------      --------      ---------
Net increase (decrease) in cash and cash equivalents                            11,256        (7,070)        (2,073)
   Cash and cash equivalents at beginning of period                                 --        11,256          4,186
                                                                             ---------      --------      ---------
   Cash and cash equivalents at end of period                                $  11,256      $  4,186      $   2,113
                                                                             =========      ========      =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid during the period                                           $   1,011      $  7,143      $   9,260
                                                                             =========      ========      =========
   Income taxes paid during the period                                       $      --      $  5,639      $   5,055
                                                                             =========      ========      =========
ACQUISITIONS
   Assets acquired                                                           $ 148,326      $  3,191      $ 133,683
   Liabilities assumed                                                        (119,553)         (518)        (2,841)
   Common and preferred stock issued                                           (33,418)           --             --
                                                                             ---------      --------      ---------
   Cash paid (received)                                                      $  (4,645)     $  2,673      $ 130,842
                                                                             =========      ========      =========
NONCASH TRANSACTIONS
   Dividends and accretion                                                   $     172      $  5,077      $     696
                                                                             =========      ========      =========




                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.       ORGANIZATION

         The Company (formerly Principal Hospital Company (PHC) until February 4, 1998) was founded on February 2, 1996. The Company is engaged in the business of owning, leasing and managing hospitals in non-urban communities, principally in the northwestern and southwestern United States.

         As discussed in Note 3, on December 18, 1996, a subsidiary of Brim, Inc. (Brim) and PHC merged in a transaction in which Brim issued junior preferred and common stock to PHC. As the PHC shareholders became owners of a majority of the outstanding shares of Brim after the merger, PHC was considered the acquiring enterprise for financial reporting purposes and the transaction was accounted for as a reverse acquisition. Therefore, the historical financial statements of PHC replaced the historical financial statements of Brim, the assets and liabilities of Brim were recorded at fair value as required by the purchase method of accounting, and the operations of Brim were reflected in the operations of the combined enterprise from the date of acquisition. As PHC was in existence for less than a year at December 31, 1996, and because Brim has been in existence for several years, PHC is considered the successor to Brim's operations. Brim, the predecessor company and surviving legal entity, changed its name to Principal Hospital Company on January 16, 1997.

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

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year financial statements to conform to the 1998 presentation. These reclassifications had no effect on net income.

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

PATIENT ACCOUNTS RECEIVABLE

         The Company's primary concentration of credit risk is patient accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. The Company manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. Significant concentrations of gross patient accounts receivable at December 31, 1997 and 1998, consist of receivables from Medicare of 36% and 35%, respectively, and Medicaid of 12% and 12%, respectively. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors.

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

INTANGIBLE ASSETS

         Intangible assets arising from the accounting for acquired businesses are amortized using the straight-line method over the estimated useful lives of the related assets which range from 5 years for management contracts to 15 to 35 years for cost in excess of net assets acquired.

         At December 31, 1997 and 1998, cost in excess of net assets acquired totaled $55,653,000 and $147,654,000, respectively, and accumulated amortization totaled $2,029,000 and $5,637,000, respectively. Management contracts are included in other noncurrent assets. At December 31, 1997 and 1998, management contracts totaled $1,200,000 and accumulated amortization totaled $249,000 and $489,000, respectively.

OTHER ASSETS

         Deferred loan costs are included in other noncurrent assets and are amortized over the term of the related debt by the interest method. At December 31, 1997 and 1998, deferred loan costs totaled $3,083,000 and $4,487,000, respectively, and accumulated amortization totaled $916,000 and $1,637,000, respectively.

RISK MANAGEMENT

         The Company maintains self-insured medical and dental plans for employees. Claims are accrued under these plans as the incidents that give rise to them occur. Unpaid claim accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and past experience. The Company has entered into a reinsurance agreement with an independent insurance company to limit its losses on claims. Under the terms of this agreement, the insurance company will reimburse the Company a maximum of $900,000 on any individual claim. These reimbursements are included in salaries, wages and benefits in the accompanying consolidated statements of operations.

         The Company is insured for professional liability based on a claims-made policy purchased in the commercial insurance market. The provision for professional liability and comprehensive general liability claims includes estimates of the ultimate costs for claims incurred but not reported, in accordance with actuarial projections based on past experience. Management is aware of no professional liability claims whose settlement, if any, would have a material adverse effect on the Company's consolidated financial position or results of operations.

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

STOCK BASED COMPENSATION

         The Company, from time to time, grants stock options for a fixed number of common shares to employees. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market price of the underlying stock on the date of grant.

INTEREST RATE SWAP AGREEMENTS

         The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received is recognized over the life of the agreement as an adjustment to interest expense.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. Statement No. 130 established new rules for the reporting and display of comprehensive income and its components. The Company had no items of other comprehensive income, and accordingly, adoption of the Statement had no effect on the consolidated financial statements.

         Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 established standards for the reporting of information about operating segments. In excess of 90% of the Company's assets, revenues and income are derived from one segment, the ownership and operation of acute care hospitals. Accordingly, segment disclosures are not presented in these financial statements.

         In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued, and is required to be adopted in years beginning after June 15, 1999. This Statement requires all derivatives to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company expects to adopt the new Statement January 1, 2000. The Company does not expect the adoption of this Statement to have a significant effect on its results of operations or financial position.

3.       ACQUISITIONS

MEMORIAL MOTHER FRANCES HOSPITAL

         In July 1996, the Company purchased certain assets totaling $26,394,000 and assumed certain liabilities totaling $3,211,000 of Memorial Mother Frances Hospital for a purchase price of $23,183,000. Cost of the acquisition approximated net assets acquired.

STARKE MEMORIAL HOSPITAL

         In October 1996, the Company acquired Starke Memorial Hospital by purchasing certain assets totaling $458,000, assuming certain liabilities totaling $211,000, and entering into a capital lease agreement, for a purchase price of approximately $7,742,000. The cost in excess of net assets acquired is being amortized over 20 years.

BRIM, INC.

         In December 1996, a subsidiary of Brim merged with PHC. Brim was engaged in the business of owning, leasing and managing hospitals in non-urban communities primarily in the northwestern and southwestern United States. In exchange for their shares in PHC, the PHC shareholders received 14,403 shares of newly-designated redeemable junior preferred stock and 2,757,947 shares of newly designated common stock of Brim. The Company purchased certain assets totaling $89,625,000 and assumed certain liabilities totaling $140,424,000 for a purchase price of approximately $1,594,000. The acquisition of Brim resulted in cost in excess of net assets acquired of $52,393,000, which is being amortized over a period ranging from 20 to 35 years.

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

COLORADO RIVER MEDICAL CENTER

         In August 1997, the Company acquired Colorado River Medical Center by purchasing certain assets totaling $70,000, assuming certain liabilities totaling $121,000, and entering into a capital lease agreement, for a purchase price of approximately $6,293,000. Cost in excess of net assets acquired in the acquisition totaled approximately $1,047,000 and is being amortized over 15 years.

HAVASU SAMARITAN REGIONAL HOSPITAL

        In May 1998, the Company acquired Havasu Samaritan Regional Hospital in Lake Havasu City, Arizona, for approximately $107,467,000. To finance this acquisition, the Company borrowed $106,000,000 under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $76,474,000 and is being amortized over 35 years.

ELKO GENERAL HOSPITAL

        In June 1998, the Company acquired Elko General Hospital in Elko, Nevada, for a purchase price of approximately $23,251,000. To finance this acquisition, the Company borrowed $22,000,000 under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $14,331,000 and is being amortized over 35 years. The allocation of the purchase price has been determined based upon currently available information and is subject to further refinement, pending the final settlement of the working capital acquired. The Company has committed to spend at least $30,000,000 on a replacement facility within thirty-six months of the acquisition close date.

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

        The following pro forma information reflects the operations of the entities acquired in 1996, 1997 and 1998, as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the acquisitions (in thousands, except per share data):

                                                                 1996                    1997                    1998
                                                             -----------             -----------             -----------

Net operating revenue                                        $   164,748             $   258,406             $   272,899
Net income (loss)                                                (11,435)                   (972)                 10,361
Net income (loss) to common shareholders                         (11,607)                 (6,049)                  9,665

Basic earnings (loss) per share:
         Net income (loss)                                   $     (4.00)            $     (0.17)            $      0.78

         Net income (loss) to common shareholders                  (4.06)                  (1.05)                   0.72

Diluted earnings per share:

         Net income (loss)                                         (4.00)            $     (0.17)            $      0.76
         Net income (loss) to common shareholders                  (4.06)                  (1.05)                   0.71

         The pro forma results of operations do not purport to represent what the Company's results would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

         The Company has minority ownership in various health care related businesses. These investments are accounted for by the equity method. The assets, liabilities and results of operations of these businesses are not material to the consolidated financial statements.

4.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following (in thousands):

                                                                            DECEMBER 31,
                                                                    --------------------------
                                                                      1997             1998
                                                                    ---------        ---------

         Land                                                       $   4,991        $  12,448
         Leasehold improvements                                         3,114            3,392
         Buildings and improvements                                    37,310           61,176
         Equipment                                                     22,846           42,385
                                                                    ---------        ---------
                                                                       68,261          119,401
         Less allowances for depreciation and amortization             (5,900)         (15,242)
                                                                    ---------        ---------
                                                                       62,361          104,159
         Construction-in-progress (estimated cost to complete
         at December 31, 1998--$31,683)                                 3,613            7,955
                                                                    ---------        ---------
                                                                    $  65,974        $ 112,114
                                                                    =========        =========

         Assets under capital leases were $23,619,000 and $17,374,000, net of accumulated amortization of $2,684,000 and $3,957,000 at December 31, 1997 and 1998, respectively. Interest is capitalized in connection with construction projects at the Company's facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1997 and 1998, respectively, $223,000 and $288,000 of interest cost was capitalized.

5.       LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following (in thousands):

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997             1998
                                                              ---------        ---------
         Revolving credit agreement                           $  47,000        $ 127,000
         Term loan                                               35,000               --
         Other debt obligations                                      47            1,652
                                                              ---------        ---------
                                                                 82,047          128,652
         Obligations under capital leases (see Note 11)           7,049            7,446
                                                              ---------        ---------
                                                                 89,096          136,098
         Less current maturities                                 (6,053)          (1,797)
                                                              ---------        ---------
                                                              $  83,043        $ 134,301
                                                              =========        =========

         In connection with the Brim merger in 1996, the Company repaid its outstanding debt and reported a $262,000 loss on early retirement, net of taxes of $167,000, as a result of the write off of related deferred financing costs.

         As a result of the reverse acquisition of Brim, the Company assumed a $100 million Credit Agreement of Brim, consisting of a revolving credit facility in an amount of up to $65,000,000 and a term loan in the amount of $35,000,000. There were $47,000,000 of borrowings outstanding under the revolving credit agreement and $35,000,000 under the term loan at December 31, 1997. The Company repaid the $35,000,000 term loan in 1998 using proceeds from its initial public offering.

         In March 1998, the Company amended and restated its Credit Agreement to consist of a revolving credit agreement in the amount of $260,000,000. At December 31, 1998, the Company had $127,000,000 outstanding under its revolving line of credit and borrowing availability of $133,000,000.

         The loans under the Credit Agreement bear interest, at the Company's option, at the adjusted base rate or at the adjusted LIBOR rate. The interest rate ranged from 6.78% to 9.50% during 1998. The Company pays a commitment fee, which varies from one-quarter to one-half of one percent of the unused portion, depending on the Company's compliance with certain financial ratios. The Company may prepay the principal amount outstanding under the revolving credit agreement at any time before the maturity date of March 30, 2003.

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

         During 1997, as required by the credit facility, the Company entered into an interest rate swap agreement, which effectively converted for a three-year period $35,000,000 of floating-rate borrowings to fixed-rate borrowings. On September 4, 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45,000,000 of floating rate borrowings to fixed-rate borrowings. These interest rate swap agreements are used to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange floating interest rate payments for fixed interest rate payments over the life of the agreements. The Company secured a 6.27% fixed interest rate on the 1997 swap and a 5.63% rate on the 1998 swap. These agreements expose the Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The Company anticipates that the counterparties will fully satisfy their obligations under the contracts.

         Aggregate maturities of long-term obligations at December 31, 1998, excluding capital leases, are as follows (in thousands):

         1999                                                    $     --
         2000                                                       1,652
         2001                                                     100,000
         2002                                                      27,000
                                                                 --------
                                                                 $128,652
                                                                 ========

6.       MANDATORY REDEEMABLE PREFERRED STOCK

         Redeemable preferred stock consists of the following:

                                                                             DECEMBER 31,
                                                                       -----------------------
                                                                        1997              1998
                                                                       -------            ----
                                                                            (in thousands)
         Series A redeemable senior preferred stock-
             $20,000,000 stated value, net of a warrant and
             unamortized issuance costs of $932,000                    $19,068            $ --
         Series B redeemable junior preferred stock-
             $32,295,000 stated value,  net of unamortized
             issuance costs of $1,201,000                               31,094              --
                                                                       -------            ----
                                                                       $50,162              --
                                                                       =======            ====

         The 20,000 outstanding shares of Series A redeemable senior preferred stock and a warrant to purchase 253,228 shares of common stock were issued in December 1996 by Brim for cash of $20,000,000. Issuance costs totaled
$892,000. Series A redeemable preferred stock paid cumulative preferential dividends which accrued on a daily basis at the rate of 11% and were payable in cash when and as declared by the board of directors.

         Of the 32,295 outstanding shares of Series B redeemable junior preferred stock at December 31, 1997, 28,540 were issued in December 1996 by Brim and 3,755, were issued in July 1997. Issuance costs totaled $1,282,000 and $50,000 for the December 1996 and July 1997 issues, respectively. Series B redeemable junior preferred stock paid cumulative preferential dividends which accrued on a daily basis at the rate of 8% and were payable in cash when and as declared by the board of directors.

         In connection with its initial public offering of common stock, the Company redeemed all of the outstanding shares of Series A preferred stock and all accrued and unpaid dividends thereon; and converted into common stock all of the outstanding shares of Series B preferred stock, plus accrued and unpaid dividends thereon.

7.       STOCKHOLDERS' EQUITY

COMMON STOCK

         Prior to the merger with Brim, the capital stock of PHC consisted of Class A Common Stock, and Class B Common Stock. All of the Class A and Class B Common Stock was exchanged by the PHC shareholders in the merger with Brim for 14,403 shares of Brim junior preferred stock and 2,757,947 shares of Brim common stock as more fully discussed in Note 3.

         In May 1997, the Company declared a three-for-one stock split of the outstanding common stock and common stock options and warrant. All common share and per share data included in the accompanying consolidated financial statements and footnotes have been restated to reflect this stock split.

         In February 1998, the Company merged with a wholly-owned subsidiary in order to change its jurisdiction of incorporation to Delaware and change its name to Province Healthcare Company. In the Merger, the Company exchanged 1.83 shares of its no par common stock for each share of the subsidiary's $0.01 par value common stock. All common share and per share data included in the consolidated financial statements and footnotes have been restated to reflect this reincorporation. As a result of the reincorporation, $2,053,000 was reclassified from common stock to additional paid-in-capital upon conversion from no par to $0.01 par value Common Stock.

         In February 1998, the Company closed its initial public offering of 5,405,000 shares of common stock at an offering price of $16.00 per share. In connection with the offering, the Series B redeemable junior preferred stock was converted into common stock at the public offering price of the common stock. The net proceeds from the offering were used to redeem the outstanding balance of the Series A redeemable senior preferred stock plus accrued dividends, reduce the balance of the outstanding term and revolving credit loans, and repurchase a portion of the common stock which was issued upon conversion of the Series B redeemable junior preferred stock.

         In July 1998, the Company completed its public offering of 2,685,500 shares of common stock at an offering price of $26.00 per share. The net proceeds from the offering of approximately $65,700,000 were used primarily to reduce debt.

STOCK OPTIONS

         The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         In March 1997, the Company's Board of Directors approved the 1997 Long-Term Incentive Plan (the Plan). Under the Plan, options to purchase shares may be granted to officers, employees, and directors. The options have a maximum term of ten years and vest in five equal annual installments. Options are generally granted at not less than market price on the date of grant.

The following is a summary of option transactions during 1997 and 1998:

                                                 Number. of                      Option
                                                  Options                      Price Range
                                                 ----------              ------------------------
         Balance at January 1, 1997                    --                $   --            $   --
               Options granted                    286,907                  4.58              4.58
               Options exercised                       --                    --                --
               Options forfeited                   (8,252)                 4.58              4.58
                                                 --------
         Balance at December 31, 1997             278,655                  4.58              4.58
               Options granted                    633,868                 16.00             28.06
               Options exercised                   (9,310)                 4.58             16.00
               Options forfeited                 (119,013)                 4.58             16.00
                                                 --------
         Balance at December 31, 1998             784,200
                                                 ========

      At December 31, 1997, 37,736 options were exercisable, with a vesting schedule based on employment date.

      The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

                         Options Outstanding                                     Options Exercisable
---------------------------------------------------------------------       ----------------------------
                                            Weighted
                                            Average          Weighted                           Weighted
                                           Remaining          Average                            Average
   Range of              Number           Contractual        Exercise          Number           Exercise
Exercise Prices        Outstanding           Life              Price         Exercisable          Price
---------------        -----------           ----              -----         -----------          -----

 $ 4.58-$4.58            226,316              8.2             $ 4.58            80,675            $ 4.58
  16.00-16.00            385,084              9.1              16.00             8,158             16.00
  21.00-21.00            110,800              9.8              21.00                --                --
  26.00-26.00             54,000              9.4              26.00                --                --
  28.06-28.06              8,000              9.9              28.06                --                --
-------------            -------              ---             ------            ------            ------
 $4.58-$28.06            784,200              9.0             $14.22            88,833            $ 5.63
=============            =======              ===             ======            ======            ======

At December 31, 1998, the Company had options representing 415,506 shares available for future grant.

          Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1998, respectively: risk-free interest rate of 6.41% and 5.28%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .563 and
 .640; and a weighted-average expected life of the option of 5 years. The estimated weighted average fair values of shares granted during 1997 and 1998, using the Black-Scholes option pricing model, were $2.90 and $12.80, respectively.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for per share information):

                                                                              1997                  1998
                                                                            ---------             ---------
Pro forma net income (loss) to common shareholders                          $  (1,131)            $   8,592
Pro forma net income (loss) per share to common shareholders:
         Basic                                                                  (0.20)                 0.64
         Diluted                                                                (0.20)                 0.63

EMPLOYEE STOCK PURCHASE PLAN

          In May 1998 the Company's Board adopted, and in June 1998 the stockholders approved, the Province Healthcare Company Employee Stock Purchase Plan (the "ESSP"). Under the Plan, employees may purchase shares of common stock at 85% of market price on the first day of the year or 85% of market price on the last day of the year, whichever is lower. The shares are purchased each year with funds withheld from employees through payroll deductions from January 1 through December 31. A total of 250,000 shares of Common Stock have been reserved for issuance under the ESSP. Participation in the Plan commenced in January 1998.

WARRANT

         In connection with the reverse acquisition of Brim (see Note 3), the Company assumed a warrant that had been issued by Brim to purchase 253,228 shares of Brim's common stock for $15,447. On September 12, 1997, the warrant, was exercised.

8.       PATIENT SERVICE REVENUE

         The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

         - Medicare--Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per diagnosis related group ("DRG"). These DRG rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Inpatient nonacute services, certain outpatient services and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology subject to various cost limits. The Company is reimbursed for cost-based services at a tentative rate, with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. The Company's classification of patients under the Medicare program and the appropriateness of their admission are subject to an independent review. The majority of the Company's Medicare cost reports have been audited by the Medicare fiscal intermediary through December 31, 1996.

         - Medicaid--Inpatient services rendered to the recipients under the Medi-Cal program (California's medicaid program) are reimbursed either under contracted rates or reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by Medi-Cal. The Company owns or leases four hospitals in California, and its Medi-Cal cost reports have been audited by the Medi-Cal fiscal intermediary through December 31, 1996. The Medicaid programs of the other states in which the Company owns or leases hospitals are prospective payment systems which generally do not have retroactive cost report settlement procedures.

         - Other--The Company also has entered into payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

         Approximately 62% and 57% of gross patient service revenue for the years ended December 31, 1997 and 1998, respectively, are from participation in the Medicare and state-sponsored Medicaid programs.

         The Company owns or leases four hospitals in California, which accounted for 40.9% of net operating revenue in 1997 and 33.4% in 1998. Three of these hospitals were acquired in the Company's merger with Brim, and only thirteen days of operations were included in 1996 results of operations.

         Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including final settlements) are included in the statements of operations in the period in which the revisions are made, and resulted in increases in net patient service revenue of $788,000 for the predecessor company in 1996, and $3,260,000 and $4,050,000 for the Company in 1997 and 1998, respectively. The amount of the revisions that occurred in the fourth quarter of 1997 and 1998 totaled $2,400,000 and $650,000, respectively.

9.       INCOME TAXES

         The provision for income tax expense (benefit) attributable to income
(loss) before extraordinary item consists of the following amounts (in thousands):

                           1996                   1997                   1998
                         -------                -------                -------
Current:
   Federal               $   162                $  (829)               $ 5,556
   State                      39                   (198)                 1,509
                         -------                -------                -------

                             201                 (1,027)                 7,065
Deferred:
   Federal                  (706)                 3,776                    905
   State                    (168)                   901                    (43)
                         -------                -------                -------
                            (874)                 4,677                    862
                         -------                -------                -------
                         $  (673)               $ 3,650                $ 7,927
                         =======                =======                =======

         The differences between the Company's effective income tax rate of 33.8%, 47.2% and 44.2% before extraordinary item for 1996, 1997 and 1998, respectively, and the statutory federal income tax rate of 34.0% for 1996 and 1997 and 35.0% for 1998 are as follows (in thousands):

                                        1996              1997             1998
                                      -------           -------           ------
Statutory federal rate                $  (676)          $ 2,627           $6,277
State income taxes, net of
  federal income tax benefit              (85)              464              953
Amortization of goodwill                   --               577              594
Other                                      88               (18)             103
                                      -------           -------           ------
                                      $  (673)          $ 3,650           $7,927
                                      =======           =======           ======



          The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                         DECEMBER 31,
                                                  -------------------------
                                                    1997              1998
                                                  -------           -------
Deferred tax assets--current:
   Accrued vacation liability                     $   739           $ 1,061
   Accrued liabilities                                447               457
                                                  -------           -------
   Deferred tax assets--current                     1,186             1,518
Deferred tax liabilities--current:
   Accounts and notes receivable                      (32)             (136)
                                                  -------           -------
   Deferred tax liabilities--current                  (32)             (136)
                                                  -------           -------
Net deferred tax assets--current                  $ 1,154           $ 1,382
                                                  =======           =======
Deferred tax assets--noncurrent:
   Net operating losses                           $   278           $   520
   Accrued liabilities                                727               670
   Other                                              115               162
                                                  -------           -------
                                                    1,120             1,352
   Less valuation allowance                          (278)             (286)
                                                  -------           -------
   Deferred tax assets--noncurrent                    842             1,066
Deferred tax liabilities--noncurrent:
   Property, plant and equipment                   (5,047)           (5,224)

   Management contracts                              (370)             (284)
   Goodwill                                           (26)           (1,249)
                                                  -------           -------
   Deferred tax liabilities--noncurrent            (5,443)           (6,757)
                                                  -------           -------
Net deferred tax liabilities--noncurrent          $(4,601)          $(5,691)
                                                  =======           =======
Total deferred tax assets                         $ 2,306           $ 2,870
                                                  =======           =======
Total deferred tax liabilities                    $ 5,475           $ 6,893
                                                  =======           =======
Total valuation allowance                         $   278           $   286
                                                  =======           =======

         In the accompanying consolidated balance sheets, net current deferred tax assets and net noncurrent deferred tax liabilities are included in prepaid expenses and other, and other liabilities, respectively.

         The Company had Federal net operating loss carryforwards (NOLs) of approximately $714,000 at December 31, 1997 and 1998 related to a subsidiary. These NOLs will expire beginning in 2009. Due to restrictions on the use of the NOLs, management believes there is a risk they may expire unused, and accordingly, has established a valuation reserve against the tax benefit of the NOLs. Management believes it is more likely than not that the remaining deferred tax assets, will ultimately be realized through future taxable income from operations.

         During 1997, the Internal Revenue Service finalized its examination of the predecessor company's federal income tax returns for the 1993 and 1994 years. Finalization of the examination had no impact on the financial condition or results of operations of the Company. The IRS is currently engaged in an examination of the predecessor company's federal income tax returns for 1995 and 1996. Finalization of the examination is not expected to have a significant impact on the financial condition or results of operations of the Company.

10.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                                       PRO FORMA
                                                                                                      (UNAUDITED)
                                                                                                          1998
                                                               1996          1997           1998      (SEE NOTE 15)
                                                              -------       -------       --------       -------
Numerator for basic and diluted income
  (loss) per share to common shareholders:
      Income (loss) before extraordinary item                 $(1,316)      $ 4,075       $ 10,007       $11,809
      Less preferred stock dividends                             (172)       (5,077)          (696)           --
                                                              -------       -------       --------       -------
      Income (loss) before extraordinary item
        to common shareholders                                 (1,488)       (1,002)         9,311        11,809
      Extraordinary item                                         (262)           --             --            --
                                                              -------       -------       --------       -------
      Net income (loss) to common shareholders                $(1,750)      $(1,002)      $  9,311       $11,809
                                                              =======       =======       ========       =======

Denominator:
      Denominator for basic income (loss) per
        share to common shareholders--
        weighted-average shares                                 2,860         5,787         13,344        15,697
      Effect of dilutive securities:
         Stock rights                                              --           336             --            --
         Warrants                                                  10           189             --            --
         Employee stock options                                    --           149            328           328
                                                              -------       -------       --------       -------
      Denominator for diluted income (loss)
        per share to common shareholders--
        adjusted weighted-average shares                        2,870         6,461         13,672        16,025
                                                              =======       =======       ========       =======

Income (loss) per share to common shareholders--basic:
      Income (loss) before extraordinary item
        to common shareholders                                $ (0.52)      $ (0.17)      $   0.70       $  0.75
      Extraordinary item                                        (0.09)           --             --            --
                                                              -------       -------       --------       -------
      Net income (loss) to common shareholders                $ (0.61)      $ (0.17)      $   0.70       $  0.75
                                                              =======       =======       ========       =======

Income (loss) per share to common shareholders--diluted:
      Income (loss) before extraordinary item
        to common shareholders                                $ (0.52)      $ (0.17)      $   0.68       $  0.74
      Extraordinary item                                        (0.09)           --             --            --
                                                              -------       -------       --------       -------
      Net income (loss) to common shareholders                $ (0.61)      $ (0.17)      $   0.68       $  0.74
                                                              =======       =======       ========       =======

         Diluted loss per share amounts for 1996 and 1997 have been calculated using the same denominator as used in the basic loss per share calculation, as the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

11.      LEASES

         During 1998, the Company entered into a five-year $35,000,000 End Loaded Lease Financing agreement to provide a financing option for future construction of medical office buildings on the campuses of its owned/leased hospitals, and may be used for the construction of a replacement facility at one of its owned hospitals. The interest rate and facility fee rate are substantially the same as the Company's revolving line of credit (see Note 5). All lease payments are guaranteed by the Company. At December 31, 1998, the entire $35,000,000 was available under the ELLF agreement.

         The Company leases various buildings, office space and equipment. The leases expire at various times and have various renewal options. These leases are classified as either capital leases or operating leases based on the terms of the respective agreements.

         Future minimum payments at December 31, 1998, by year and in the aggregate, under capital leases and noncancellable operating leases with terms of one year or more consist of the following (in thousands):

                                                                   CAPITAL      OPERATING
                                                                   LEASES         LEASES
                                                                   ------         ------

           1999                                                   $  2,308       $ 5,066
           2000                                                      1,400         4,167
           2001                                                      1,369         3,343
           2002                                                        986         2,580
           2003                                                        527         2,266
           Thereafter                                                3,720        11,992
                                                                  --------       -------
Total minimum lease payments                                        10,310       $29,414
                                                                                 =======
           Amount representing interest                             (2,864)
                                                                   -------
                 Present value of net minimum lease payments
                    (including $1,793 classified as current)      $  7,446
                                                                   =======

12.      LITIGATION

         The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations.

13.      RETIREMENT PLANS

         The Company sponsors defined contribution employee benefit plans which cover substantially all employees. Employees may contribute a percentage of eligible compensation subject to Internal Revenue Service limits. The plans call for the Company to make matching contributions, based on either a percentage of employee contributions or a discretionary amount as determined by the Company. Contributions by the Company to the plans totaled $988,000 and $1,340,000 for the years ended December 31, 1997 and 1998, respectively.

         The Company sponsors a nonqualified supplemental deferred compensation plan for selected management employees. As determined by the Board of Directors, the Plan provides a benefit of 1% to 3% of the employee's compensation. The participant's amount is fully vested, except in those instances where the participant's employment terminates for any reason other than retirement, death or disability, in which case the participant forfeits a portion of the employer's contribution depending on length of service. Plan expenses totaled $98,000 and $197,000 for the years ended December 31, 1997 and 1998, respectively.

14.      FAIR VALUES OF FINANCIAL INSTRUMENTS

         Cash and Cash Equivalents -- The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

         Accounts Receivable and Accounts Payable -- The carrying amount reported in the balance sheets for accounts receivable and accounts payable approximates fair value.

         Long-Term Debt -- The carrying amount reported in the balance sheets for long-term obligations approximates fair value. The fair value of the Company's long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Interest rate swap agreements -- The fair value of the Company's interest rate swap agreements is $575,000 at December 31, 1998, based on quoted market prices for similar debt issues.

15.      PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1998 gives effect to (i) the conversion of junior preferred stock into common stock at the initial public offering ("IPO") price of $16.00 per share; (ii) the sale of common stock in the IPO in February 1998, and the application of net proceeds thereof to the repurchase of certain shares of common stock, the redemption of senior preferred stock and the repayment of debt; and (iii) the sale of common stock at $26.00 per share in a public offering completed in July 1998, and the application of net proceeds thereof to reduce debt; as if all such transactions had been completed as of January 1, 1998.

16.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Quarterly financial information for the years ended December 31, 1997 and 1998 is summarized below (in thousands, except per share data):

                                                                              Quarter
                                                      First          Second             Third            Fourth
                                                      -----          ------             -----            ------
1997

Net operating revenue                              $   40,459       $   40,089        $   43,087        $   46,892
Income before income taxes                              2,718            1,821             1,590             1,595
Net income                                              1,507              988               817               763
Net income (loss) to common shareholders                  392             (168)             (620)             (606)
Basic earnings per common share:

    Net income                                           0.28             0.18              0.13              0.12
    Net income (loss) to common shareholders             0.07            (0.03)            (0.10)            (0.10)

Diluted earnings per common share:
    Net income                                           0.24             0.18              0.13              0.12
    Net income (loss) to common shareholders             0.06            (0.03)            (0.10)            (0.10)

1998

Net operating revenue                                  47,851           56,632            67,271            67,100
Income before income taxes                              4,047            3,811             4,550             5,525
Net income                                              2,275            2,134             2,531             3,067
Net income to common shareholders                       1,579            2,134             2,531             3,067
Basic earnings per common share:
    Net income                                           0.24             0.16              0.17              0.20
    Net income to common shareholders                    0.17             0.16              0.17              0.20

Diluted earnings per common share:
    Net income                                           0.23             0.16              0.16              0.19
    Net income to common shareholders                    0.16             0.16              0.16              0.19

17.    SUBSEQUENT EVENT

    On February 22, 1999, the Company entered into a "special services agreement" for the lease of Eunice Regional Medical Center, an 85-bed general acute care hospital, located in Eunice, Louisiana. The Company purchased certain assets, assumed certain liabilities, and entered into a ten-year lease agreement, with a five-year renewal option. The transaction was accounted for as a purchase business combination, with a purchase price of approximately $1,669,000. The Company is obligated under the lease to construct a replacement facility (currently estimated to cost approximately $20,000,000) at such time as the net patient revenue of the hospital reaches a pre-determined level. The lease will terminate at the time the replacement hospital commences operations.

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




                                                           Ernst & Young LLP

Nashville, Tennessee
April 30, 1997, except for
the second paragraph of
Note 10, as to which the date
is February 4, 1998

                           BRIM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                  FOR THE PERIOD JANUARY 1 TO DECEMBER 18, 1996
                                 (IN THOUSANDS)

Revenue:
   Net patient service revenue                                          $  87,900
   Management and professional services                                    18,330
   Other                                                                    6,370
                                                                        ---------
              Net operating revenue                                       112,600
                                                                        ---------
Expenses:
   Salaries, wages and benefits                                            58,105
   Purchased services                                                      17,199
   Supplies                                                                11,218
   Provision for doubtful accounts                                          7,669
   Other operating expenses                                                 8,674
   Rentals and leases                                                       4,491
   Depreciation and amortization                                            1,773
   Interest expense                                                         1,675
   Costs of recapitalization                                                8,951
   Loss on sale of assets                                                     442
                                                                        ---------
              Total expenses                                              120,197
                                                                        ---------
Loss from continuing operations before
  provision for income taxes                                               (7,597)
Income tax benefit                                                         (2,290)
                                                                        ---------
Loss from continuing operations                                            (5,307)
Discontinued operations:
Income from discontinued operations, less applicable
  income taxes                                                                537
Gain on disposal of discontinued operations,
  to related parties, less applicable
  income taxes                                                              5,478
                                                                        ---------
              Total discontinued operations                                 6,015
                                                                        ---------
Net income                                                              $     708
                                                                        =========



                             See accompanying notes.

                           BRIM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE PERIOD JANUARY 1 TO DECEMBER 18, 1996
                                 (IN THOUSANDS)

OPERATING ACTIVITIES
Net income                                                             $    708
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                          1,773
   Provision for doubtful accounts                                        7,669
   Loss from investments                                                    272
   Deferred income taxes                                                 (3,277)
   Gain on sale of assets                                                (8,519)
   Provision for professional liability                                     468
   Changes in operating assets and liabilities, net
       of effects from acquisitions and disposals:
      Accounts receivable                                                (5,899)
      Inventories                                                           (48)
      Prepaid expenses and other                                          2,448
      Accounts Payable and accrued expenses                               3,450
      Accrued salaries and benefits                                       1,144
      Third-party settlements                                               245
      Other liabilities                                                    (214)
                                                                       --------
Net cash provided by operating activities                                   220
INVESTING ACTIVITIES
Purchase of property, plant and equipment                               (12,642)
Net capital contributions and withdrawals--
   investments                                                            1,775
Purchase of acquired company                                             (1,763)
Proceeds from sale of assets                                             21,948
Other                                                                        60
                                                                       --------
Net cash provided by investing activities                                 9,378
FINANCING ACTIVITIES
Proceeds from long-term debt                                             72,000
Repayments of debt                                                       (6,657)
Recapitalization                                                        (49,400)
                                                                       --------
Net cash provided by financing activities                                15,943
                                                                       --------
Net increase in cash and cash equivalents                                25,541
Cash and cash equivalents at beginning of year                            2,287
                                                                       --------
Cash and cash equivalents at end of year                               $ 27,828
                                                                       ========

                           BRIM, INC. AND SUBSIDIARIES

                  FOR THE PERIOD JANUARY 1 TO DECEMBER 18, 1996
                                 (IN THOUSANDS)

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the year                                     $    558
                                                                  ========
Income taxes paid during the year                                  $2 ,288
                                                                  ========
ACQUISITIONS
Fair value of assets acquired                                     $  3,092
Liabilities assumed                                                 (1,329)
                                                                  --------
Cash paid                                                         $  1,763
                                                                  ========
SALE OF ASSETS
Assets sold                                                       $ 13,274
Liabilities released                                                   155
Gain on sale of assets                                               8,519
                                                                  --------
Cash received                                                     $ 21,948
                                                                  ========
NONCASH TRANSACTIONS
Property, plant and equipment acquired through
  capital leases                                                  $  3,045
                                                                  ========
Noncash issuance of stock in connection with
  recapitalization                                                $  4,118
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

         The Company is insured for professional liability based on a claims-made policy purchased in the commercial insurance market. The provision for professional liability and comprehensive general liability claims include estimates of the ultimate costs for claims incurred but not reported, in accordance with actuarial projections based on past experience. Management is aware of no potential professional liability claims whose settlement, if any, would have a material adverse effect on the Company's consolidated results of operations.

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

         Approximately 61% of gross patient service revenue for the period January 1 to December 18, 1996, is from participation in the Medicare and state-sponsored Medicaid programs.

MANAGEMENT AND PROFESSIONAL SERVICES

         Management and professional services is comprised of fees from management and professional consulting services provided to third-party hospitals pursuant to management contracts and consulting arrangements. The base fees associated with the hospital management contracts are determined in the initial year of the contract on an individual hospital basis. In certain contracts, the Company is entitled to a yearly bonus based on the performance of the managed hospital. The base fee, which is fixed, is based on a fair market wage and is not dependent on any bonus structure. The management contracts are adjusted yearly based on an agreed upon inflation indicator. The substantial majority of management and professional services revenue consists of the management fees earned under the hospital management contracts and reimbursable expenses. The reimbursable expenses relate to salaries and benefits of Company employees that serve as executives at the managed hospitals. The salaries and benefits of these employees are legal obligations of, and are paid by, the Company and are reimbursed by the managed hospitals. Fees are recognized as revenue as services are performed. Reimbursable expenses are included in salaries, wages and benefits in the accompanying consolidated statements of income. Management and professional services revenue, excluding reimbursable expenses, was $9,329,000 for the period January 1 to December 18, 1996. The Company does not maintain any ownership interest in and does not fund operating losses or guarantee any minimum income for these managed hospitals. The Company does not have any guarantees to these hospitals, except for one managed hospital for which the Company has guaranteed the hospital's long-term debt of $500,000.

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

3.       ACQUISITIONS AND DIVESTITURES

         In February 1996, the Company acquired Parkview Regional Hospital by entering into a 15-year operating lease agreement with two five-year renewal terms and by purchasing certain assets totaling $3,092,000 and assuming certain liabilities totaling $1,329,000, for a purchase price of $1,763,000. The operating results of Parkview have been included in the accompanying consolidated statement of income from the date of acquisition. Accordingly, the accompanying consolidated statement of income for the period January 1 to December 18, 1996 includes the results of approximately 10 months of operations of Parkview.

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

         The following pro forma information related to continuing operations reflects the operations of the entity acquired in 1996 as if the transaction had occurred as of the first day of the period presented (in thousands):

         Total revenue                                                           $113,433
         Income from continuing operations                                           (749)

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

5.       INCOME TAXES

         The provision for income tax expense (benefit) attributable to income from continuing operations consists of the following amounts (in thousands):

         Current:
               Federal                    $   561
               State                          134
                                          -------
                                              695
         Deferred:
               Federal                     (2,411)
               State                         (574)
                                          -------
                                           (2,985)
                                          -------
                                          $(2,290)
                                          =======

         The differences between the Company's effective income tax rate of 30.2% from continuing operations for 1996, and the statutory federal income tax rate of 34.0% are as follows (in thousands):

         Statutory federal rate                                                   $(2,580)
         State income taxes, net of federal income tax benefit                       (290)
         Amortization of goodwill                                                      16
         Change in valuation allowance                                                 (2)
         Nondeductible recapitalization costs                                         298
         Other                                                                        268
                                                                                  -------
                                                                                  $(2,290)
                                                                                  =======

         The Internal Revenue Service is in the process of finalizing its examination of the Company's federal income tax returns for the 1995 year. Finalization of the examination is not expected to have a significant impact on the results of operations of the Company.

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

         The senior living business segment was sold on December 18, 1996. Revenue from this business segment was $18,598,000 for the period January 1 to December 18, 1996. Income from operations was $537,000, net of taxes, for the period January 1, 1996 to December 18, 1996. The gain on the disposal of this business segment was $5,478,000, net of taxes.

         For financial reporting purposes, the results of operations and cash flows of the discontinued businesses are included in the consolidated financial statements as discontinued operations. The income (loss) from discontinued operations is summarized as follows (in thousands):

         Income from discontinued operations                                      $   891
         Applicable income taxes                                                     (354)
                                                                                  -------
                                                                                      537
         Gain on disposal of discontinued operations                                8,961
         Applicable income taxes                                                   (3,483)
                                                                                   ------
                                                                                    5,478
                                                                                   ------
         Total                                                                     $6,015
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

9.       RETIREMENT PLANS

         The Company sponsors defined contribution employee benefit plans which cover substantially all employees. Employees may contribute a percentage of eligible compensation subject to Internal Revenue Service limits. The plans call for the Company to make matching contributions, based on either a percentage of employee contributions or a discretionary amount as determined by the Company. Contributions by the Company to the plans totaled $385,000 for the period January 1 to December 18, 1996.

         In January 1995, the Company adopted a nonqualified supplemental deferred compensation plan for selected management employees. As determined by the Board of Directors, the Plan provides a benefit of 1% to 3% of the employee's compensation. The participant's amount is fully vested, except in those instances where the participant's employment terminates for any reason other than retirement, death or disability, in which case the participant forfeits a portion of the employer's contribution depending on length of service. Plan expense totaled $95,000 for the period January 1 to December 18, 1996.

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

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

Col. A                                Col. B        Col. C                             Col. D               Col. E
------                                ------        ------                             ------               ------
                                                              Additions
                                                    ----------------------------
                                                                          (1)
                                                                        Charged to
                                      Balance at         Charged          Other             (2)              Balance at
                                      Beginning          to Costs       Accounts -      Deductions              End
         Description                  of Period       and Expenses      Describe        Describe            of Period
------------------------------------  -----------     ------------      ----------      ----------           ----------
For the period February 2, 1996
  to December 31, 1996
  Allowance for doubtful accounts     $       --       $      1,909     $    3,468      $     (900)          $    4,477

For the year ended December 31, 1997
  Allowance for doubtful accounts          4,477             12,812             --         (12,540)               4,749

For the year ended December, 1998
  Allowance for doubtful accounts          4,749             17,839          2,353         (15,908)               9,033

(1)  Allowances as a result of acquisitions.

(2)  Uncollectible accounts written off, net of recoveries.