Form 10-Q
period 1999-03-31
PROVINCE HEALTHCARE CO
filed 1999-05-17
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________


                         COMMISSION FILE NUMBER 0-23639


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


                                  (615)370-1377
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                             OUTSTANDING AT APRIL 30, 1999
COMMON STOCK, $.01 PAR VALUE                        15,722,961

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets
              March 31, 1999 and December 31, 1998............................1

          Condensed Consolidated Statements of Income
              Three Months Ended March 31, 1999 and 1998......................2

          Condensed Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1999 and 1998......................3

          Notes to Condensed Consolidated Financial Statements................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION.............................10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK....................................................20


                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                           March 31,       December 31,
                                                             1999             1998
                                                           ---------       ------------
                                                          (Unaudited)       (Note 1)
                                     ASSETS
Current assets:
   Cash and cash equivalents                               $ 12,656         $  2,113
   Accounts receivable, less allowance for doubtful
       accounts of $4,782 at March 31, 1999 and
       $9,033 at December 31, 1998                           56,930           51,253
Inventories                                                   7,501            7,083
Prepaid expenses and other                                    8,417           10,211
                                                           --------         --------
       Total current assets                                  85,504           70,660
Property, plant and equipment, net                          111,830          112,114
Other assets:
   Cost in excess of net assets acquired, net               140,846          142,017
   Other assets                                              16,001           12,713
                                                           --------         --------
       Total assets                                        $354,181         $337,504
                                                           ========         ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $  8,015         $  6,786
   Accrued salaries and benefits                             10,232            8,655
   Accrued expenses                                           5,473            2,710
   Current maturities of long-term obligations                1,545            1,797
                                                           --------         --------
       Total current liabilities                             25,265           19,948
Long-term obligations, less current maturities              138,357          134,301
Third-party settlements                                       5,353            3,502
Other liabilities                                            10,795            9,862
Minority interest                                               787              700
                                                           --------         --------
       Total noncurrent liabilities                         155,292          148,365

Stockholders' equity:
   Common stock--$0.01 par value; authorized 25,000,000
       shares; issued and outstanding 15,722,743 and
       15,704,578 shares at March 31, 1999 and
       December 31, 1998, respectively                          157              157
   Additional paid-in-capital                               163,294          162,926
   Retained earnings                                         10,173            6,108
                                                           --------         --------
       Total stockholders' equity                           173,624          169,191
                                                           --------         --------
       Total liabilities and stockholders' equity          $354,181         $337,504
                                                           ========         ========



                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1999             1998
                                                  -------           -------
 Revenue:
   Net patient service revenue                    $67,256          $ 42,750
   Management and professional services             3,450             2,930
   Reimbursable expenses                            1,777             1,562
   Other                                              764               609
                                                  -------          --------
       Net operating revenue                       73,247            47,851

 Expenses:
   Salaries, wages and benefits                    29,508            18,606
   Reimbursable expenses                            1,777             1,562
   Purchased services                               7,236             6,035
   Supplies                                         8,217             4,627
   Provision for doubtful accounts                  4,676             3,082
   Other operating expenses                         6,145             4,257
   Rentals and leases                               1,683             1,474
   Depreciation and amortization                    4,177             2,205
   Interest expense                                 2,575             1,855
   Minority interest                                   58                68
   Loss on sale of assets                              --                33
                                                  -------          --------
       Total expenses                              66,052            43,804
                                                  -------          --------

 Income before provision for income taxes           7,195             4,047
 Provision for income taxes                         3,130             1,772
                                                  -------          --------
 Net income                                         4,065             2,275
 Preferred stock dividends and accretion               --              (696)
                                                  -------          --------
 Net income to common shareholders                $ 4,065          $  1,579
                                                  =======          ========
 Basic earnings per common share:
   Net income                                     $  0.26          $   0.24
   Preferred stock dividends and accretion             --             (0.07)
                                                  -------          --------
   Net income to common shareholders              $  0.26          $   0.17
                                                  =======          ========
 Diluted earnings per common share:
   Net income                                     $  0.25          $   0.23
   Preferred stock dividends and accretion             --             (0.07)
                                                  -------          --------
   Net income to common shareholders              $  0.25          $   0.16
                                                  =======          ========



                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                           1999             1998
                                                         --------         --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES               $ 13,318         $    233

 INVESTING ACTIVITIES
 Purchase of property, plant and equipment                 (2,254)          (2,524)
 Purchase of acquired companies                            (4,920)              --
 Other                                                        238              (15)
                                                         --------         --------

 Net cash used in investing activities                     (6,936)          (2,539)

 FINANCING ACTIVITIES
 Proceeds from long-term debt                              21,887           61,000
 Repayments of debt                                       (18,094)         (95,649)
 Issuance of common stock                                     368           77,067
 Repurchase of common stock                                    --          (14,884)
 Redemption of Senior Preferred Stock                          --          (22,739)
                                                         --------         --------

 Net cash provided by financing activities                  4,161            4,795
                                                         --------         --------

 Net increase in cash and cash equivalents                 10,543            2,489

 Cash and cash equivalents at beginning of period           2,113            4,186
                                                         --------         --------

 Cash and cash equivalents at end of period              $ 12,656         $  6,675
                                                         ========         ========

 SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid during the period                      $  2,660         $  1,966
                                                         ========         ========
    Income taxes paid during the period                  $  1,067         $    166
                                                         ========         ========
 NONCASH TRANSACTIONS
    Dividends and accretion on preferred stock           $     --         $    696
    Conversion and redemption of preferred stock               --           33,138

 ACQUISITIONS
    Fair value of assets acquired                        $  5,169         $     --
    Liabilities assumed                                      (249)              --
                                                         --------         --------
    Cash paid                                            $  4,920         $     --
                                                         ========         ========



                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999

1.       BASIS OF PRESENTATION

         The accompanying audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results that may be expected for the full year. In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of Province Healthcare Company (the "Company").

         The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

HAVASU SAMARITAN REGIONAL HOSPITAL

         In May 1998, the Company acquired Havasu Samaritan Regional Hospital in Lake

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

Havasu City, Arizona, for approximately $107.5 million. To finance this acquisition, the Company borrowed $106.0 million under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $76.5 million and is being amortized over 35 years.

ELKO GENERAL HOSPITAL

         In June 1998, the Company acquired Elko General Hospital in Elko, Nevada, for a purchase price of approximately $23.3 million. To finance this acquisition, the Company borrowed $22.0 million under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $14.3 million and is being amortized over 35 years. The allocation of the purchase price has been determined based upon currently available information and is subject to further refinement, pending the final settlement of the working capital acquired. The Company has committed to spend a minimum of $30.0 million on a replacement facility within thirty-six months of the acquisition close date.

EUNICE COMMUNITY MEDICAL CENTER

         In February 1999, the Company entered into a "special services agreement" for the lease of Eunice Community Medical Center ("Eunice") in Eunice, Louisiana, by purchasing certain assets, assuming certain liabilities and entering into a ten-year lease agreement, with a five-year renewal option. The transaction was accounted for as a purchase business combination, with an estimated purchase price of approximately $4.9 million. The Company has refined the previous estimate of the purchase price of the facility based upon its determination of amounts of certain obligations and liabilities it agreed to assume under the Asset Purchase Agreement. The allocation of the purchase price associated with this acquisition has been determined based upon available information and is subject to further refinement, pending final settlement of working capital acquired. The Company is obligated under the lease to construct a replacement facility (currently estimated to cost approximately $20.0 million) at such time as the net patient service revenue of the hospital reaches a pre-determined level. The lease will terminate at the time the replacement facility commences operations.

         The following pro forma information reflects the operations of the entities acquired in 1999 and 1998, as if the respective transactions had occurred at the beginning of the periods presented (in thousands, except per share data):

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1999              1998
                                                   ---------         ---------
  Net operating revenue                           $   74,043        $   73,593
  Net income                                           3,494             2,136
  Net income to common shareholders                    3,494             1,440

  Basic earnings per common share:
     Net income                                   $     0.22        $     0.23
     Net income to common shareholders                  0.22              0.15

  Diluted earnings per common share:
     Net income                                   $     0.22        $     0.22
         Net income to common shareholders              0.22              0.15


         The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions, in fact, occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

4.       COMPREHENSIVE INCOME

         The Company had no items of other comprehensive income in 1999 or 1998, and accordingly, comprehensive income is equivalent to net income.

5.       INCOME TAXES

         The income tax provision for the three months ended March 31, 1999 and 1998, differs from the statutory income tax computation due to permanent differences and the provision for state income taxes. The IRS is currently engaged in an examination of the predecessor company's federal income tax returns for 1995 and 1996. Finalization of the examination is not expected to have a significant effect on the financial condition or results of operations of the Company.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

6.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                         1999               1998
                                                        -------           --------
 Numerator:
    Net income                                          $ 4,065          $   2,275
    Preferred stock dividends and accretion                  --               (696)
                                                        -------          ---------
    Net income to common shareholders                   $ 4,065          $   1,579
                                                        =======          =========
 Denominator:
    Denominator for basic earnings per share -
        weighted-average shares                          15,709              9,343

    Effect of dilutive securities -
        Incentive stock options                             312                272
                                                        -------          ---------
    Denominator for diluted earnings per share           16,021              9,615

 Basic earnings per common share:
    Net income                                          $  0.26          $    0.24
    Preferred stock dividends and accretion                  --              (0.07)
                                                        -------          ---------
        Net income per common share                     $  0.26          $    0.17
                                                        =======          =========

 Diluted earnings per common share:
    Net income                                          $  0.25          $    0.23
    Preferred stock dividends and accretion                  --              (0.07)
                                                        -------          ---------
        Net income per common share                     $  0.25          $    0.16
                                                        =======          =========


                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

         During the first quarter of 1999, employees exercised options to acquire 7,343 shares of common stock at an average exercise price of $11.13 per share. Also, during the first quarter of 1999, the Company issued 10,822 shares of common stock at a price of $22.73 per share under its Employee Stock Purchase Plan.

         In February 1998, the Company issued 5,405,000 shares of common stock in its initial public offering. In July 1998, the Company issued 2,685,500 shares of common stock in its follow-on offering.

7.       CONTINGENCIES

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

NET PATIENT SERVICE REVENUE

         Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the statement of income in the period in which revisions are made, and resulted in increases in net patient service revenue of $0.9 million, or 1.2% of net operating revenue, in the three-month period ended March 31, 1999. The increase in the three-month period ended March 31, 1998 was minimal.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

FINANCIAL INSTRUMENTS

         Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. On March 10, 1997, as required by the Credit Agreement, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $35.0 million of floating-rate borrowings to fixed-rate borrowings. The floating-rate payments are based on LIBOR, and fixed-rate payments are based on market levels at the time the swap agreement was consummated. For the three months ended March 31, 1999 and 1998, the Company received a weighted average rate of 5.22% and 5.88% and paid a weighted average rate of 6.27%, respectively.

         On September 4, 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45.0 million of floating-rate borrowings to fixed-rate borrowings. The floating-rate payments are based on LIBOR, and fixed-rate payments are based on market levels at the time the swap agreement was consummated. For the three months ended March 31, 1999, the Company received a weighted average rate of 5.28% and paid a weighted average rate of 5.625%.

8.       SUBSEQUENT EVENT

         On April 15, 1999, the Company acquired the assets and business of Glades General Hospital ("Glades"), in Belle Glade, Florida for approximately $15.3 million, excluding working capital. To finance this acquisition, the Company borrowed $13.5 million under its revolving credit facility. The acquisition will be accounted for as a purchase business combination, and the results of operations of Glades will be included in the results of operations of the Company from the purchase date forward. The Company is obligated under the Asset Purchase Agreement to build a replacement hospital following the fifth year after the closing, at a cost of not less than $25.0 million, contingent upon Glades meeting certain financial targets following the closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF ACQUISITIONS

       An integral part of the Company's strategy is to acquire non-urban acute-care hospitals. In May 1998, the Company acquired Havasu Samaritan Regional Hospital ("Havasu") in Lake Havasu City, Arizona, for approximately $107.5 million. In June 1998, the Company acquired Elko General Hospital ("Elko") in Elko, Nevada for a purchase price of approximately $23.3 million. To finance these acquisitions, the Company borrowed $106.0 million and $22.0 million, respectively, under its revolving credit facility.

       In February 1999, the Company entered into a "special services agreement" for the lease of Eunice Community Medical Center ("Eunice") in Eunice, Louisiana by purchasing certain assets, assuming certain liabilities, and entering into a ten-year lease agreement, with a five-year renewal option, for an estimated purchase price of approximately $4.9 million. The Company has refined the previous estimate of the purchase price of the facility based upon its determination of amounts of certain obligations and liabilities it agreed to assume under the Asset Purchase Agreement.

       All of the acquisitions described above were accounted for as purchase business combinations, and the results of operations of the hospitals have been included in the results of operations of the Company from the purchase dates forward. The March 31, 1999 results include three months of operations for Havasu and Elko, and one month and six days of operations for Eunice. The March 31, 1998 results do not include the operations of any of the three acquired hospitals. The Havasu, Elko and Eunice acquisitions are collectively referred to in this discussion as "the Acquisitions."

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



                                                                        Percentage
                                                                    Increase (Decrease)
                                      Three Months Ended March 31,   of Dollar Amounts
                                      ----------------------------   -----------------
                                          1999            1998
                                          ----            ----
Net operating revenue                    100.0%          100.0%           53.1%
Operating expenses (1)                    80.9            82.8            49.4
                                         -----           -----

EBITDA (2)                                19.1            17.2            70.6
Depreciation and amortization              5.7             4.6            89.4
Interest                                   3.5             3.9            38.8

Minority interest                          0.1             0.1           (14.7)
Loss on sale of assets                    --               0.1          (100.0)
                                         -----           -----

Income before income taxes                 9.8             8.5            76.3
Provision for income taxes                 4.3             3.7            76.6
                                         -----           -----

Net income                                 5.5%            4.8%           78.7%
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

SELECTED OPERATING STATISTICS - OWNED OR LEASED HOSPITALS

         The following table sets forth certain operating statistics for the Company's owned or leased hospitals for each of the periods presented.



                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                    1999                  1998
                                                  --------               ------
CONSOLIDATED HOSPITALS:
Number of hospitals (at end of period)                   11                    8
Licensed beds (at end of period)                        802                  570
Beds in service (at end of period)                      732                  463
Admissions                                            7,099                4,575
Patient days                                         36,266               25,570
Adjusted patient days                                61,049               42,295
Average length of stay (days)                           5.1                  5.6
Occupancy rates (% licensed beds)                      50.2%                49.8%
Occupancy rates (% of beds in service)                 55.0%                61.4%

Gross inpatient revenue                         $75,239,271          $45,052,328
Gross outpatient revenue                         51,432,780           30,010,142


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

        Net operating revenue was $73.2 million for the three months ended March 31, 1999, compared to $47.9 million for the comparable period of 1998, an increase of $25.3 million or 53.1%. Net patient revenue generated by hospitals owned during both periods increased $1.6 million, or 3.8%, resulting from inpatient and outpatient volume increases, as well as price increases. Also, cost report settlements and the filing of cost reports resulted in positive revenue adjustments of $0.9 million for the three months ended March 31, 1999; the increase in the three-month period ended March 31, 1998 was minimal. The remaining increase of $23.7 million was primarily attributable to the Acquisitions.

        Operating expenses were $59.2 million, or 80.9% of net operating revenue, for the three months ended March 31, 1999, compared to $39.6 million, or 82.8% of net operating revenue, for the comparable period of 1998. The increase in operating expenses of hospitals owned during both periods resulted primarily from volume increases, change in case mix and increased recruiting expenses, offset by a decrease in bad debt expense. The majority of the increase in operating expenses was attributable to the Acquisitions.

         EBITDA was $14.0 million or 19.1% of net operating revenue for the three months ended March 31, 1999, compared to $8.2 million, or 17.2% of net operating revenue, for the comparable period of 1998.

         Depreciation and amortization expense was $4.2 million, or 5.7% of net operating revenue, for the three months ended March 31,1999, compared to $2.2 million, or 4.6% of net operating revenue for the comparable period of 1998. The increase in depreciation and amortization resulted primarily from the Acquisitions. Interest expense as a percent of net operating revenue decreased to 3.5% for the three months ended March 31, 1999, compared to 3.9% for the comparable period of 1998.

         Income before provision for income taxes was $7.2 million for the three months ended March 31, 1999, compared to $4.0 million for the comparable period of 1998, an increase of $3.2 million or 80.0%. The increase resulted primarily from the Acquisitions. The Company's provision for income taxes was $3.1 million for the 1999 period, compared to $1.8 million for the 1998 period. These provisions reflect effective income tax rates of 43.5% for the 1999 period, compared to 43.8% for the 1998 period. As a result of the foregoing, the Company's net income was $4.1 million, or 5.5% of net operating revenue, for the three months ended March 31, 1999, compared to $2.3 million, or 4.8% of net operating revenue for the comparable period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had working capital of $60.2 million, including cash and cash equivalents of $12.7 million. The ratio of current assets to current liabilities was 3.4 to 1.0 at March 31, 1999, and 3.5 to 1.0 at December 31, 1998.

         At March 31, 1999, total long-term obligations increased to $138.4 million from $134.3 million at December 31, 1998. The increase resulted primarily from working capital borrowings, offset by a decrease in capital lease obligations.

         Cash provided by operations was $13.3 million for the three months ended March 31, 1999. Cash used in investing activities was $6.9 million for the three months ended March 31, 1999, relating primarily to the Eunice acquisition and capital expenditures. Net cash provided by financing activities was $4.2 million for the three months ended March 31, 1999, primarily as a result of net borrowings on the revolving line of credit.

         The Company intends to acquire additional acute care facilities, and is actively seeking out such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs. At March 31, 1999, the Company had $133.2 million outstanding under its revolving line of credit and $123.0 million available.

         Capital expenditures, excluding acquisitions for the three months ended March 31, 1999 and 1998, were $2.3 million and $2.5 million, respectively. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. The Company expects to make capital expenditures in 1999 of approximately $18.0 million, exclusive of any acquisitions of businesses. Planned capital expenditures for 1999 consist principally of capital improvements to owned and leased hospitals. The Company expects to fund these expenditures through cash provided by operating activities and borrowings under its revolving credit agreement.

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

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

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

         The Company is currently working with outside consultants, who have visited each of the owned hospitals to determine the depth of the problem as it relates to devices that are attached to the Company's information systems. The purpose is twofold: (i) They are testing the hospital computer networks to identify problem areas relative to the communications of the information system hardware, the network servers and various devices attached to the network. This phase is focused on identifying conflict/problem areas and recommending solutions to address these problems; and (ii) They are evaluating each personal computer for hardware and software related Year 2000 issues. The result of this process will be a report that will document a physical layout of the network, any potential or existing network problems, and an inventory of each system with its potential Year 2000 problems.

         In the area of medical equipment, the Company is working with a consultant to identify issues impacting medical equipment items/systems. This process will be completed in three phases: (i) identification of medical equipment items/systems impacted by Year 2000 issues; (ii) evaluation of such medical equipment; and (iii) Year 2000 resolution. The Company has completed all phases of the process. Management believes that this process substantially addresses its Year 2000 issues. The Year 2000 resolution phase will be a continuous process throughout the remainder of 1999, as the Company's vendors reach Year 2000 compliance.

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

         The Company uses various third-party software products to perform electronic billing to Medicare, Medicaid, and certain other third-party payors. These electronic billing systems allow for a direct electronic interface with the computer systems of third-party payors, including Medicare and Medicaid. This direct interface allows the individual electronic bills to be edited on-line so that they can be successfully uploaded to the host system. In addition, certain Medicare intermediaries transmit remittance advice data back to the Company through these same electronic billing systems. The remittance advice data transmitted back to the Company determines the amount of payment that a particular hospital will receive for a particular remittance advice. In addition, most of the Company's hospitals receive electronic funds transfers from the Medicare intermediaries.

         Reimbursement under the Medicare program is administered by HCFA. HCFA employs more than 60 carriers and intermediaries to process Medicare fee-for-service claims throughout the United States. There are several hundred different computer systems involved in the daily work of HCFA, its carriers and intermediaries. HCFA, under its internal Year 2000 compliance program, identified 99 mission critical systems, 25 that are directly managed by HCFA and 74 that are managed by outside carriers and intermediaries. These 99 systems contain more than 50 million lines of computer code that require re-writing to ensure Year 2000 compliance. In a public statement on its web page, HCFA has stated that the major HCFA forms, utilized for claims submission by the Company, are Year 2000 compliant. This includes both paper and electronic claims submission. There can be no assurance that HCFA's mission critical systems, which most directly affect the Company, will be compliant in time to prevent disruptions to the Medicare payments received by the Company. Moreover, HCFA has announced the delayed implementation of certain new regulations as well as the possible postponement of scheduled rate increases while its resources are re-directed towards Year 2000 compliance. While certain members of Congress have taken strong exception to HCFA's announcement to delay rate increases, it is possible that rate increases that were scheduled to take effect on October 1, 1999, could be delayed until December 31, 1999 or later.

COSTS

         The Company is utilizing both internal and external resources to complete the Year 2000 modifications. The Company believes that the Year 2000-related remediation costs incurred through March 31, 1999 have not been material to its results of operations.

         The majority of the costs incurred to date related to Year 2000 were in the area of consulting services to assess the impact of Year 2000, and to inventory the existing information technology and medical equipment to determine the level of Year 2000 compliance. The costs of Year 2000 software compliance were included in standard software maintenance agreements with the Company's major vendors. No additional costs were incurred to modify this software over and above those amounts incurred as part of the normal business process.

         During 1999, the consulting services have continued relative to the assessment of the Year 2000 project. The Company incurred consulting costs related to medical equipment compliance of approximately $54,000 in the first quarter of 1999, and expects to incur costs of approximately $60,000 in the second quarter of 1999. Assessment costs related to information technology compliance were approximately $30,000 in the first quarter of 1999, and are expected to be approximately $50,000 in the second quarter of 1999. These costs will be expensed as incurred, and have been included in the Company's 1999 internal operating budget.

         Based upon a review of completed hospital assessments, the Company expects approximately $2,000,000 in remediation/replacement capital expenditures for both information technology and medical equipment. These funds are part of a contingency budget. There can be no guarantee that actual costs and results will not differ materially from those anticipated. No significant information systems projects have been delayed due to the Year 2000 project.

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

GENERAL

         The federal Medicare program accounted for approximately 61.8% of hospital patient days for the three months ended March 31, 1999. The state Medicaid programs accounted for approximately 9.1% of hospital patient days for the three months ended March 31, 1999. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases have historically been less than actual inflation.

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

         The Company expects the industry trend in increased outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 40.6% of gross patient service revenue for the three months ended March 31, 1999, and approximately 40.0% for the three months ended March 31, 1998.

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

         The Company's owned hospitals accounted for 92.9% of the Company's net operating revenue for the three months ended March 31, 1999, compared to 90.6% for the three months ended March 31, 1998.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the three months ended March 31, 1999, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                     PART II
                                OTHER INFORMATION


ITEM 5.        OTHER INFORMATION.

The deadline for delivering to the Company notice of shareholder proposals, other than proposals to be included in the proxy statement, for the 2000 Annual Meeting of Shareholders will be March 2, 2000, pursuant to Rule 14a-4 under the Securities Exchange Act of 1934. The persons named as proxies in the proxy statement may exercise discretionary voting authority with respect to any matter that is not submitted to the Company by such date.

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

        3.2    Amended and Restated Bylaws of Province (a)

        27     Financial Data Schedule (for SEC use only)

-------------------------

       (a) Incorporated by reference to the Exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-34421

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PROVINCE HEALTHCARE COMPANY

         Date: May 17, 1999                  By: /s/ BRENDA B. RECTOR
              --------------------              -------------------------------
                                                 Brenda B. Rector
                                                 Vice President and Controller