Form 10-Q
period 1999-06-30
PROVINCE HEALTHCARE CO
filed 1999-08-16
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                             OUTSTANDING AT JULY 31, 1999
COMMON STOCK, $.01 PAR VALUE                           15,728,401

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)

             Condensed Consolidated Balance Sheets
                   June 30, 1999 and December 31, 1998.............................1

             Condensed Consolidated Statements of Income
                   Three Months Ended June 30, 1999 and 1998.......................2

             Condensed Consolidated Statements of Income
                   Six Months Ended June 30, 1999 and 1998.........................3

             Condensed Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 1999 and 1998.........................4

             Notes to Condensed Consolidated Financial Statements..................5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS......................................13

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK....................................................25

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  June 30,   December 31,
                                                                    1999         1998
                                                                  --------   ------------
                                                                 (Unaudited)    (Note 1)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                       $  9,621     $  2,113
   Accounts receivable, less allowance for doubtful
       accounts of $18,401 at June 30, 1999 and
       $9,033 at December 31, 1998                                   63,635       51,253
Inventories                                                           8,877        7,083
Prepaid expenses and other                                            7,751       10,211
                                                                   --------     --------
       Total current assets                                          89,884       70,660
Property, plant and equipment, net                                  119,177      112,114
Other assets:
   Cost in excess of net assets acquired, net                       151,855      142,017
   Other assets                                                      31,490       12,713
                                                                   --------     --------
       Total assets                                                $392,406     $337,504
                                                                   ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $ 11,157     $  6,786
   Accrued salaries and benefits                                     12,850        8,655
   Accrued expenses                                                   5,830        2,710
   Current maturities of long-term obligations                        2,119        1,797
                                                                   --------     --------
       Total current liabilities                                     31,956       19,948
Long-term obligations, less current maturities                      169,382      134,301
Third-party settlements                                               3,958        3,502
Other liabilities                                                     9,463        9,862
Minority interest                                                       695          700
                                                                   --------     --------
       Total noncurrent liabilities                                 183,498      148,365

Stockholders' equity:
   Common stock--$0.01 par value; authorized 25,000,000
       shares; issued and outstanding 15,725,762 and
       15,704,578 shares at June 30, 1999 and
       December 31, 1998, respectively                                  157          157
   Additional paid-in-capital                                       163,315      162,926
   Retained earnings                                                 13,480        6,108
                                                                   --------     --------
       Total stockholders' equity                                   176,952      169,191
                                                                   --------     --------
       Total liabilities and stockholders' equity                  $392,406     $337,504
                                                                   ========     ========

                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               Three Months Ended June 30,
                                               ---------------------------
                                                  1999            1998
                                                --------         -------
Revenue:
   Net patient service revenue                  $ 74,879         $51,242
   Management and professional services            3,724           2,964
   Reimbursable expenses                           1,683           1,551
   Other                                             939             875
                                                --------         -------
       Net operating revenue                      81,225          56,632

Expenses:
   Salaries, wages and benefits                   32,703          22,102
   Reimbursable expenses                           1,683           1,551
   Purchased services                              9,427           7,128
   Supplies                                        9,091           5,535
   Provision for doubtful accounts                 6,112           4,296
   Other operating expenses                        7,238           4,814
   Rentals and leases                              1,806           1,208
   Depreciation and amortization                   4,496           3,342
   Interest expense                                2,791           2,805
   Minority interest                                  32              28
   Loss (gain) on sale of assets                      (8)             12
                                                --------         -------
       Total expenses                             75,371          52,821
                                                --------         -------

Income before provision for income taxes           5,854           3,811
Provision for income taxes                         2,547           1,677
                                                --------         -------
Net income                                      $  3,307         $ 2,134
                                                ========         =======

Net income per common share:
       Basic                                    $   0.21         $  0.16
                                                ========         =======
       Diluted                                  $   0.21         $  0.16
                                                ========         =======









                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Six Months Ended June 30,
                                                  ---------------------------
                                                    1999              1998
                                                  ---------         ---------
Revenue:
   Net patient service revenue                    $ 142,135         $  93,992
   Management and professional services               7,174             5,894
   Reimbursable expenses                              3,460             3,112
   Other                                              1,702             1,484
                                                  ---------         ---------
       Net operating revenue                        154,471           104,482

Expenses:
   Salaries, wages and benefits                      62,211            40,708
   Reimbursable expenses                              3,460             3,112
   Purchased services                                16,663            13,162
   Supplies                                          17,308            10,162
   Provision for doubtful accounts                   10,789             7,378
   Other operating expenses                          13,382             9,071
   Rentals and leases                                 3,489             2,683
   Depreciation and amortization                      8,673             5,547
   Interest expense                                   5,365             4,660
   Minority interest                                     91                96
   Loss (gain) on sale of assets                         (8)               45
                                                  ---------         ---------
       Total expenses                               141,423            96,624
                                                  ---------         ---------

Income before provision for income taxes             13,048             7,858
Provision for income taxes                            5,676             3,449
                                                  ---------         ---------
Net income                                            7,372             4,409
Preferred stock dividends and accretion                  --              (696)
                                                  ---------         ---------
Net income to common shareholders                 $   7,372         $   3,713
                                                  =========         =========

Basic earnings per common share:
   Net income                                     $    0.47         $    0.39
   Preferred stock dividends and accretion               --             (0.06)
                                                  ---------         ---------
   Net income to common shareholders              $    0.47         $    0.33
                                                  =========         =========

Diluted earnings per common share:
   Net income                                     $    0.46         $    0.38
   Preferred stock dividends and accretion               --             (0.06)
                                                  ---------         ---------
   Net income to common shareholders              $    0.46         $    0.32
                                                  =========         =========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         Six Months Ended June 30,
                                                        --------------------------
                                                          1999              1998
                                                        --------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $ 23,442         $  (5,813)

INVESTING ACTIVITIES
Purchase of property, plant and equipment                 (6,449)           (6,928)
Purchase of acquired companies                           (41,515)         (129,196)
Other                                                        339               (81)
                                                        --------         ---------

Net cash used in investing activities                    (47,625)         (136,205)

FINANCING ACTIVITIES
Proceeds from long-term debt                              57,229           211,342
Repayments of debt                                       (25,920)         (109,290)
Issuance of common stock                                     382            77,067
Repurchase of common stock                                    --           (14,884)
Redemption of Senior Preferred Stock                          --           (22,739)
                                                        --------         ---------

Net cash provided by financing activities                 31,691           141,496
                                                        --------         ---------

Net increase (decrease) in cash and cash equivalents       7,508              (522)

Cash and cash equivalents at beginning of period           2,113             4,186
                                                        --------         ---------

Cash and cash equivalents at end of period              $  9,621         $   3,664
                                                        ========         =========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid during the period                      $  5,230         $   3,072
                                                        ========         =========
   Income taxes paid during the period                  $  4,483         $   1,538
                                                        ========         =========

NONCASH TRANSACTIONS
   Dividends and accretion on preferred stock           $     --         $     696
   Conversion and redemption of preferred stock               --            33,138

ACQUISITIONS
   Fair value of assets acquired                        $ 48,459         $ 131,537
   Liabilities assumed                                    (6,944)           (2,341)
                                                        --------         ---------
   Cash paid                                            $ 41,515         $ 129,196
                                                        ========         =========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1999

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

2.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued, and was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. This Statement requires all derivatives to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company expects to adopt the new Statement January 1, 2001. The Company does not expect the adoption of this Statement to have a significant effect on its results of operations or financial position.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)


3.       ACQUISITIONS

HAVASU SAMARITAN REGIONAL HOSPITAL

         In May 1998, the Company acquired Havasu Samaritan Regional Hospital in Lake Havasu City, Arizona, for approximately $107.5 million. To finance this acquisition, the Company borrowed $106.0 million under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $76.5 million and is being amortized over 35 years.

ELKO GENERAL HOSPITAL

         In June 1998, the Company acquired Elko General Hospital in Elko, Nevada, for a purchase price of approximately $24.9 million. To finance this acquisition, the Company borrowed $22.0 million under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $17.7 million and is being amortized over 35 years. The Company has refined the previous estimate of the purchase price of the facility based upon the final working capital settlement. The Company has committed to spend a minimum of $30.0 million on a replacement facility within thirty-six months of the acquisition close date.

EUNICE COMMUNITY MEDICAL CENTER

         In February 1999, the Company entered into a special services agreement for the lease of Eunice Community Medical Center ("Eunice") in Eunice, Louisiana, by purchasing certain assets, assuming certain liabilities and entering into a ten-year lease agreement, with a five-year renewal option. The transaction was accounted for as a purchase business combination, with an estimated purchase price of approximately $4.6 million. The Company has refined the previous estimate of the purchase price of the facility based upon its determination of amounts of certain obligations and liabilities it agreed to assume under the Asset Purchase Agreement. The allocation of the purchase price associated with this acquisition has been determined based upon

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)


available information and is subject to further refinement, pending final settlement of working capital acquired. The Company is obligated under the lease to construct a replacement facility (currently estimated to cost approximately $20.0 million) at such time as the net patient service revenue of the hospital reaches a pre-determined level. The lease will terminate at the time the replacement facility commences operations.

GLADES GENERAL HOSPITAL

         On April 12, 1999, the Company acquired the assets and business of Glades General Hospital ("Glades"), in Belle Glade, Florida for approximately $16.7 million. To finance this acquisition, the Company borrowed $13.5 million under its revolving credit facility. The allocation of the purchase price has been determined based upon currently available information and is subject to further refinement, pending the final settlement of the working capital acquired. The Company is obligated under the Asset Purchase Agreement to build a replacement hospital following the fifth year after the closing, at a cost of not less than $25.0 million, contingent upon Glades meeting certain financial targets following the closing.

DOCTORS' HOSPITAL OF OPELOUSAS

         On June 1, 1999, the Company acquired the assets and business of Doctors' Hospital of Opelousas ("Opelousas"), in Opelousas, Louisiana for approximately $24.0 million. To finance this acquisition, the Company borrowed $22.0 million under its revolving credit facility. The unallocated purchase price is included in other assets on the balance sheet at June 30, 1999. The purchase price will be allocated upon receipt of final appraisals and final settlement of the working capital acquired.

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

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)


                                             Three Months Ended June 30,          Six Months Ended June 30,
                                            ----------------------------        ------------------------------
                                               1999              1998              1999               1998
                                            ----------        ----------        -----------        -----------
Net operating revenue                       $   86,523        $   83,543        $   173,282        $   168,342
Net income                                       3,367             2,207              7,962              3,690
Net income to common shareholders                3,367             2,207              7,962              2,994

Basic earnings per common share:
   Net income                               $     0.21         $    0.17        $      0.51        $      0.33
   Net income to common shareholders              0.21              0.17               0.51               0.27

Diluted earnings per common share:
   Net income                               $     0.21         $    0.16        $      0.50        $      0.32
   Net income to common shareholders              0.21              0.16               0.50               0.26

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

5.       INCOME TAXES

         The income tax provision for the three months and six months ended June 30, 1999 and 1998, differs from the statutory income tax computation due to permanent differences and the provision for state income taxes. The IRS is currently engaged in an examination of the predecessor company's federal income tax returns for 1995 and 1996. Finalization of the examination is not expected to have a significant effect on the financial condition or results of operations of the Company.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)


6.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                      1999           1998
                                                     -------        -------
Numerator:
   Net income                                        $ 3,307        $ 2,134
                                                     =======        =======

Denominator:
   Denominator for basic earnings per share -
       weighted-average shares                        15,724         13,010

   Effect of dilutive securities -
       Incentive stock options                           330            368
                                                     -------        -------
   Denominator for diluted earnings per share         16,054         13,378

Net income per common share:
   Basic                                             $  0.21        $  0.16
                                                     =======        =======

   Diluted                                           $  0.21        $  0.16
                                                     =======        =======

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)


                                                     Six Months Ended June 30,
                                                     -------------------------
                                                      1999             1998
                                                     -------        ----------
Numerator:
   Net income                                        $ 7,372        $    4,409
   Preferred stock dividends and accretion                --              (696)
                                                     -------        ----------
   Net income to common shareholders                 $ 7,372        $    3,713
                                                     =======        ==========

Denominator:
   Denominator for basic earnings per share -
       weighted-average shares                        15,721            11,176

   Effect of dilutive securities -
       Incentive stock options                           322               317
                                                     -------        ----------
   Denominator for diluted earnings per share         16,043            11,493

Basic earnings per common share:
   Net income                                        $  0.47        $     0.39
   Preferred stock dividends and accretion                --             (0.06)
                                                     -------        ----------
   Net income to common shareholders                 $  0.47        $     0.33
                                                     =======        ==========

Diluted earnings per common share:
   Net income                                        $  0.46        $     0.38
   Preferred stock dividends and accretion                --             (0.06)
                                                     -------        ----------
   Net income to common shareholders                 $  0.46        $     0.32
                                                     =======        ==========

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

         During the second quarter of 1999, employees exercised options to acquire 3,019 shares of common stock at an average exercise price of $6.85 per share. During the six-month period ended June 30, 1999, employees exercised options to acquire 10,362 shares of common stock at an average exercise price of $9.88 per share. Also, during the six-month period ended June 30, 1999, the Company issued 10,822 shares of common stock at a price of $22.73 per share under its Employee Stock Purchase Plan.

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

GENERAL AND PROFESSIONAL LIABILITY RISKS

         The reserve for the self-insured portion of general and professional liability risks is included in "Other liabilities" and is based on actuarially determined estimates. In June 1999, the Company purchased unlimited reporting period endorsements for all current professional liability policies expiring on December 31, 1999. These endorsements allow an unlimited reporting period for incurred claims during the policy period, but reported after the policy expiration.

LITIGATION

         The Company currently, and from time to time, is expected to be subject to claims and suits arising in the ordinary course of business.

NET PATIENT SERVICE REVENUE

         Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the statement of income in the period in which revisions are made, and resulted in minimal adjustments for the three-month period ended June 30, 1999, and increases in net patient service revenue of $1.1 million, or 1.9% of net operating revenue, for the three-month period ended June 30, 1998. For the six-month period

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)


ended June 30, 1999 and 1998, these items resulted in increases in net patient service revenue of $0.7 million and $1.2 million, or less than 1% and 1.1% of net operating revenue, respectively.

FINANCIAL INSTRUMENTS

         Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. On March 10, 1997, as required by the Credit Agreement, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $35.0 million of floating-rate borrowings to fixed-rate borrowings. The floating-rate payments are based on LIBOR, and fixed-rate payments are based on market levels at the time the swap agreement was consummated. For the three months ended June 30, 1999 and 1998, the Company received a weighted average rate of 5.02 % and 5.69% and paid a weighted average rate of 6.27% and 6.27%, respectively. For the six months ended June 30, 1999 and 1998, the Company received a weighted average rate of 5.10% and 5.78% and paid a weighted average rate of 6.27% and 6.27%, respectively.

         On September 4, 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45.0 million of floating-rate borrowings to fixed-rate borrowings. The floating-rate payments are based on LIBOR, and fixed-rate payments are based on market levels at the time the swap agreement was consummated. For the three months ended June 30, 1999, the Company received a weighted average rate of 5.00% and paid a weighted average rate of 5.625%. For the six months ended June 30, 1999, the Company received a weighted average rate of 5.14% and paid a weighted average rate of 5.625%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


IMPACT OF ACQUISITIONS

       An integral part of the Company's strategy is to acquire non-urban acute-care hospitals. In May 1998, the Company acquired Havasu Samaritan Regional Hospital ("Havasu") in Lake Havasu City, Arizona, for approximately $107.5 million. In June 1998, the Company acquired Elko General Hospital ("Elko") in Elko, Nevada for a purchase price of approximately $24.9 million. To finance these acquisitions, the Company borrowed $106.0 million and $22.0 million, respectively, under its revolving credit facility.

       In February 1999, the Company entered into a special services agreement for the lease of Eunice Community Medical Center ("Eunice") in Eunice, Louisiana by purchasing certain assets, assuming certain liabilities, and entering into a ten-year lease agreement, with a five-year renewal option, for an estimated purchase price of approximately $4.6 million. The Company has refined the previous estimate of the purchase price of the facility based upon its determination of amounts of certain obligations and liabilities it agreed to assume under the Asset Purchase Agreement.

       In April 1999, the Company acquired the assets and business of Glades General Hospital ("Glades") in Belle Glade, Florida for approximately $16.7 million. To finance this acquisition, the Company borrowed $13.5 million under its revolving credit facility. The allocation of the purchase price has been determined based on currently available information and is subject to further refinement, pending the final settlement of the working capital acquired.

       In June 1999, the Company acquired the assets and business of Doctors' Hospital of Opelousas ("Opelousas"), in Opelousas, Louisiana for approximately $24.0 million. To finance this acquisition, the Company borrowed $22.0 under its revolving credit facility. The unallocated purchase price is included in other assets on the balance sheet.

       All of the acquisitions described above were accounted for as purchase business combinations, and the results of operations of the hospitals have been included in the results of operations of the Company from the purchase dates forward. The June 30, 1999 results include six months of operations for Havasu and Elko, four months and six days of operations for Eunice, two and one-half months of operations for Glades, and one month of operations for Opelousas. The June 30, 1998 results include two months of operations for Havasu and 20 days of operations for Elko. The Havasu, Elko, Eunice, Glades and Opelousas acquisitions are collectively referred to in this discussion as "the Acquisitions."

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




                                                                     Percentage
                                                                 Increase (Decrease)
                                    Three Months Ended June 30,   of Dollar Amounts
                                    ---------------------------  -------------------
                                        1999           1998
                                       -----           -----
Net operating revenue                  100.0%          100.0%           43.4%
Operating expenses (1)                  83.8            82.3            45.9
                                       -----           -----

EBITDA (2)                              16.2            17.7            31.7
Depreciation and amortization            5.5             5.9            34.5
Interest                                 3.4             5.0            (0.5)

Minority interest                        0.0             0.0            14.3
Loss on sale of assets                   0.0             0.0           166.7
                                       -----           -----

Income before income taxes               7.3             6.8            53.6
Provision for income taxes               3.2             3.0            51.9
                                       -----           -----

Net income                               4.1%            3.8%           55.0%
                                       =====           =====



                                                                     Percentage
                                                                 Increase (Decrease)
                                    Six Months Ended June 30,     of Dollar Amounts
                                    ---------------------------  -------------------
                                       1999            1998
                                       -----           -----
Net operating revenue                  100.0%          100.0%           47.8%
Operating expenses (1)                  82.4            82.6            47.6
                                       -----           -----

EBITDA (2)                              17.6            17.4            49.2
Depreciation and amortization            5.6             5.3            56.4
Interest                                 3.5             4.5            15.1

Minority interest                        0.1             0.1            (5.2)
Loss on sale of assets                   0.0             0.0           117.8
                                       -----           -----

Income before income taxes               8.4             7.5            66.0
Provision for income taxes               3.6             3.3            64.6
                                       -----           -----

Net income                               4.8%            4.2%           67.2%
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

SELECTED OPERATING STATISTICS - OWNED OR LEASED HOSPITALS

         The following table sets forth certain operating statistics for the Company's owned or leased hospitals for each of the periods presented.

                                                   Three Months Ended                  Six Months Ended
                                                         June 30,                          June 30,
                                                  --------------------               ----------------------
                                                  1999            1998               1999              1998
                                                  ----            ----               ----              ----
       CONSOLIDATED HOSPITALS:
       Number of hospitals end of period               13                10                 13                10
       Licensed beds end of period                  1,008               746              1,008               746
       Beds in service end of period                  909               633                909               633
       Inpatient admissions                         7,344             5,036             14,443             9,611
       Patient days                                36,236            26,533             72,502            52,103
       Adjusted patient days                       64,400            46,785            125,449            89,080
       Average length of stay (days)                  4.9               4.9                5.0               5.4
       Occupancy rates (licensed beds)               39.5%             43.8%              39.7%             46.6%
       Occupancy rates (beds in service)             43.8%             52.9%              44.1%             56.8%

       Gross inpatient revenue                $79,267,333       $50,107,334       $154,506,604       $95,159,662
       Gross outpatient revenue                61,600,244        38,435,799        113,033,023        68,445,942


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

        Net operating revenue was $81.2 million for the three months ended June 30, 1999, compared to $56.6 million for the comparable period of 1998, an increase of $24.6 million or 43.5%. Net patient revenue generated by hospitals owned during both periods ("same hospitals") increased $3.0 million, or 6.0%, resulting from inpatient and outpatient volume increases, new services and price increases. Also, same hospital cost report settlements and the filing of cost reports resulted in a decrease in revenue of $0.9 million (1.2% of net patient service revenue) for the three months ended June 30, 1999; the adjustment resulted in an increase in revenue for the three-month period ended June 30, 1998 of $1.1 million (1.9% of net patient service revenue). The remaining increase was primarily attributable to the Acquisitions.

        Operating expenses were $68.1 million, or 83.8% of net operating revenue, for the three months ended June 30, 1999, compared to $46.6 million, or 82.3% of net operating revenue, for the comparable period of 1998. The increase in operating expenses of hospitals owned during both periods resulted primarily from new services, volume increases, change in case mix and increased recruiting expenses, offset by a decrease in purchased services. The majority of the increase in operating expenses was attributable to the Acquisitions.

        EBITDA was $13.2 million or 16.2% of net operating revenue for the three months ended June 30, 1999, compared to $10.0 million, or 17.7% of net operating revenue, for the comparable period of 1998.

         Depreciation and amortization expense was $4.5 million, or 5.5% of net operating revenue, for the three months ended June 30,1999, compared to $3.3 million, or 5.9% of net operating revenue for the comparable period of 1998. The increase in depreciation and amortization resulted primarily from the Acquisitions. Interest expense as a percent of net operating revenue decreased to 3.4% for the three months ended June 30, 1999, compared to 5.0% for the comparable period of 1998.

        Income before provision for income taxes was $5.9 million for the three months ended June 30, 1999, compared to $3.8 million for the comparable period of 1998, an increase of $2.1 million or 55.3%. The increase resulted primarily from the Acquisitions. The Company's provision for income taxes was $2.5 million for the 1999 period, compared to $1.7 million for the 1998 period. These provisions reflect effective income tax rates of 43.5% for the 1999 period, compared to 44.4% for the 1998 period. As a result of the foregoing, the Company's net income was $3.3 million, or 4.1% of net operating revenue, for the three months ended June 30, 1999, compared to $2.1 million, or 3.8% of net operating revenue for the comparable period of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

        Net operating revenue was $154.5 million for the six months ended June 30, 1999, compared to $104.5 million for the comparable period of 1998, an increase of $50.0 million or 47.8%. Net patient revenue generated by same hospitals increased $3.3 million, or 3.6%, resulting from inpatient and outpatient volume increases, new services and price increases. Also, same hospital cost report settlements and the filing of cost reports resulted in minimal adjustments in 1999 and an increase in revenue of $1.2 million (1.2% of net operating revenue) for the six months ended June 30, 1998. The remaining increase was primarily attributable to the Acquisitions.

        Operating expenses were $127.3 million, or 82.4% of net operating revenue, for the six months ended June 30, 1999, compared to $86.3 million, or 82.6% of net operating revenue, for the comparable period of 1998. The increase in operating expenses of hospitals owned during both periods resulted primarily from new services, volume increases, change in case mix and increased recruiting expenses, offset by a decrease in bad debt expense and purchased services. The majority of the increase in operating expenses was attributable to the Acquisitions.

        EBITDA was $27.2 million or 17.6% of net operating revenue for the six months ended June 30, 1999, compared to $18.2 million, or 17.4% of net operating revenue, for the comparable period of 1998.

        Depreciation and amortization expense was $8.7 million, or 5.6% of net operating revenue, for the six months ended June 30, 1999, compared to $5.5 million, or 5.3% of net operating revenue for the comparable period of 1998. The increase in depreciation and amortization resulted primarily from the Acquisitions. Interest expense as a percent of net operating revenue decreased to 3.5% for the six months ended June 30, 1999, compared to 4.5% for the comparable period of 1998.

         Income before provision for income taxes was $13.0 million for the six months ended June 30, 1999, compared to $7.9 million for the comparable period of 1998, an increase of $5.1 million or 64.6%. The increase resulted primarily from the Acquisitions. The Company's provision for income taxes was $5.7 million for the 1999 period, compared to $3.4 million for the 1998 period. These provisions reflect effective income tax rates of 43.5% for the 1999 period, compared to 43.9% for the

1998 period. As a result of the foregoing, the Company's net income was $7.4 million, or 4.8% of net operating revenue, for the six months ended June 30, 1999, compared to $4.4 million, or 4.2% of net operating revenue for the comparable period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had working capital of $57.9 million, including cash and cash equivalents of $9.6 million. The ratio of current assets to current liabilities was 2.8 to 1.0 at June 30, 1999, and 3.5 to 1.0 at December 31, 1998.

         At June 30, 1999, total long-term obligations increased to $169.4 million from $134.3 million at December 31, 1998. The increase resulted primarily from the borrowings to finance the Glades and Opelousas acquisitions.

         Cash provided by operations was $23.4 million for the six months ended June 30, 1999. Cash used in investing activities was $47.6 million for the six months ended June 30, 1999, relating primarily to the Eunice, Glades and Opelousas acquisitions and capital expenditures. Net cash provided by financing activities was $31.7 million for the six months ended June 30, 1999, primarily as a result of net borrowings on the revolving line of credit to finance acquisitions.

         The Company intends to acquire additional acute care facilities, and is actively seeking out such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs. At June 30, 1999, the Company had $161.0 million outstanding under its revolving line of credit and $99.0 million available.

         Capital expenditures, excluding acquisitions, for the six months ended June 30, 1999 and 1998, were $6.4 million and $6.9 million, respectively. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. The Company expects to make capital expenditures in 1999 of approximately $19.0 million, exclusive of any acquisitions of businesses or construction projects. Planned capital expenditures for 1999 consist principally of capital improvements to owned and leased hospitals. The Company expects to fund these expenditures through cash provided by operating activities and borrowings under its revolving credit agreement.

IMPACT OF YEAR 2000

         GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

         The following discussion is designated as Year 2000 readiness disclosure for purposes of the Year 2000 Information Readiness and Disclosure Act.

         Some older computer programs and systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. Certain of the Company's computer hardware and software, facility equipment (e.g., communications equipment, environmental controls, such as heating and air conditioning systems, and elevators), and medical equipment that are date sensitive, may contain programs with the Year 2000 problem. If uncorrected, the problem could result in computer system and program failures or equipment and medical device malfunctions that could result in a disruption of business operations or affect patient diagnosis and treatment.

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

         The Company currently is working with outside consultants, who have visited each of the owned hospitals to determine the depth of the problem as it relates to devices that are attached to the Company's information systems. These visits have two purposes. First, they have tested the hospital computer networks to identify problem areas relative to the communications of the information system hardware, the network servers and various devices attached to the network. This phase focused on identifying conflict/problem areas and recommending solutions to address these problems. Second, they have evaluated each personal computer for hardware and software related Year 2000 issues. The result of this process was a report that documented a physical layout of the network, any potential or existing network problems, and an inventory of each system with its potential Year 2000 problems.

         In the area of medical equipment, the Company is working with a consultant to identify issues impacting medical equipment items/systems. This process was completed in three phases: (i) identification of medical equipment items/systems impacted by Year 2000 issues; (ii) evaluation of such medical equipment; and (iii) Year 2000 resolution. The Company has completed all phases of the process. Management believes that this process substantially addresses any Year 2000 issues. The Year 2000 resolution phase will be a continuous process throughout the remainder of 1999, as the Company's vendors reach Year 2000 compliance.

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

COSTS

         The Company is utilizing both internal and external resources to complete the Year 2000 modifications. The Company believes that the Year 2000-related remediation costs incurred through June 30, 1999 have not been material to its results of operations.

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

         During 1999, the consulting services have continued relative to the assessment of the Year 2000 project. The Company incurred consulting costs related to medical equipment compliance of approximately $167,000 in the second quarter of 1999, and $224,000 year-to-date, and expects to incur costs of approximately $49,000 in the third quarter of 1999. Assessment costs related to information technology compliance were approximately $183,000 in the second quarter of 1999, and $213,000 year-to-date, and are expected to be approximately $364,000 in the third quarter of 1999. These costs are expensed as incurred, and have been included in the Company's 1999 internal operating budget.

         Based upon a review of completed hospital assessments, the Company expects less than $2,000,000 in remediation/replacement capital expenditures for both information technology and medical equipment. These funds are part of a contingency budget. There can be no guarantee that actual costs and results will not differ materially from those anticipated. No significant information systems projects have been delayed due to the Year 2000 project.

         By utilizing external consultants for the assessments associated with Year 2000, the Company has achieved independent verification and validation processes to assure the reliability of risk and cost estimates.

RISK AND CONTINGENCY PLANS

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program, but expects to complete the program by September 30, 1999. In the event that the Company does not complete any additional phases, the Company may be unable to diagnose or treat patients, bill for patient services or collect and apply payments from patients or third party payors. In addition, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company believes that the most reasonably likely worst case Year 2000 scenario is that some of its material third party payors will not be Year 2000 compliant, and will have difficulty processing and paying the Company's bills, thereby possibly affecting the Company's cash flows. The Company is developing a contingency plan to address this scenario. This plan involves procedures whereby the Company would revert to manual billing processes. In addition, the plan involves ensuring the Company's access to additional capital through, for example, its revolving credit facility.

         The Company has completed its initial contingency plan. Each of the Company's owned hospitals has a disaster plan that has been reviewed as a part of the Company's overall contingency planning process, to assure that each plan includes contingency planning for the Year 2000 issues.

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

GENERAL

         The federal Medicare program accounted for approximately 54.1% and 57.9% of hospital patient days for the three months and six months ended June 30, 1999. The state Medicaid programs accounted for approximately 11.7% and 10.4% of hospital patient days for the three months and six months ended June 30, 1999. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases have historically been less than actual inflation.

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

         The Company expects the industry trend in increased outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 43.7% and 42.2% of gross patient service revenue for the three months and six-months ended June 30, 1999, respectively, compared to 43.4% and 41.8% for the three months and six months ended June 30, 1998, respectively.

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

         The Company's owned hospitals accounted for 93.2% and 93.1% of the Company's net operating revenue for the three months and six months ended June 30, 1999, respectively, compared to 92.0% and 91.4% for the three months and six months ended June 30, 1998, respectively.

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the six months ended June 30, 1999, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                     PART II
                                OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On Thursday, May 20, 1999, the Company held its 1999 Annual Meeting of Shareholders. At such meeting, the shareholders voted on the following three proposals:

         First, the shareholders voted on the election of six nominees to the Board of Directors. The incumbent Board of Directors, consisting of Martin S. Rash, Bruce V. Rauner, Joseph P. Nolan, A.E. Brim, Michael T. Willis and David
L. Steffy, determined that the size of the Board of Directors be set at six. The Board of Directors then nominated Martin S. Rash, Bruce V. Rauner, Joseph P. Nolan, A.E. Brim, Michael T. Willis and David L. Steffy, for election at such Annual Meeting to serve until the 2000 Annual Meeting of Shareholders. The directors were elected by the following vote:

Name                            For               Against          Abstain
----                            ---               -------          -------
Martin S. Rash                  12,946,824            0            41,004
Bruce V. Rauner                 12,946,824            0            41,004
Joseph P. Nolan                 12,946,824            0            41,004
A.E. Brim                       12,946,824            0            41,004
Michael T. Willis               12,946,824            0            41,004
David L. Steffy                 12,946,824            0            41,004

         Second, the shareholders voted to approve adoption of the Amendment to the Province Healthcare Company 1997 Long-Term Equity Incentive Plan (the "Amendment"). Prior to the Annual Meeting the Board of Directors had adopted, subject to shareholder approval, the Amendment to increase the number of authorized shares of Common Stock that are available for incentive awards by 1,400,000 shares. As a result of the Amendment, the number of shares of Common Stock available for issuance under the 1997 Long-Term Equity Incentive Plan increased from 1,209,016 to 2,609,016. At the Annual Meeting, the shareholders voted to approve the Amendment, with 9,521,371 votes for, 2,529,403 votes against 2,048 abstentions and 935,006 broker non-votes.

         Third, the shareholders voted to approve the appointment of Ernst & Young LLP as independent auditors of the Company and its subsidiaries for the fiscal year ending December 31, 1999. At the Annual Meeting, the shareholders voted to ratify the appointment of Ernst & Young LLP, with 12,986,449 votes for, 1,371 votes against and 8 abstentions.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit
         Number         Description of Exhibits
             3.1        Amended and Restated Certificate of Incorporation of
                        Province Healthcare Company (a)

             3.2        Amended and Restated Bylaws of Province Healthcare Company (a)

             10.1       Asset Purchase Agreement, dated June 1, 1999, among Doctors
                        Hospital of Opelousas Limited Partnership, Columbia/HCA
                        Healthcare Corporation, PHC-Opelousas, L.P. and Province
                        Healthcare Company (b)

             27.1       Financial Data Schedule (for SEC use only)
-------------------------

             (a) Incorporated by reference to the Exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-34421

             (b) Incorporated by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K, dated June 17, 1999, Commission File No. 0-23639

(b)      Reports on Form 8-K

         During the three months ended June 30, 1999, the Company filed the following reports on Form 8-K:

         (i) Form 8-K, dated April 28, 1999, in connection with the Company's acquisition on April 12, 1999, of substantially all of the assets used in the conduct and operation of the business of Glades General Hospital in Belle Glade, Florida from the Palm Beach County Health Care District. On June 25, 1999, the Company filed an Amendment No. 1 to such Current Report on Form 8-K/A, containing the financial statements of Glades General Hospital and certain pro forma financial information.

         (ii) Form 8-K, dated June 16, 1999, in connection with the Company's acquisition on June 1, 1999, of substantially all of the assets used in the operation of Doctors' Hospital of Opelousas in Opelousas, Louisiana.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PROVINCE HEALTHCARE COMPANY

         Date: August 16, 1999             By:    /s/ BRENDA B. RECTOR
                                                  ----------------------------

                                                  Brenda B. Rector
                                                  Vice President and Controller