Form 10-Q
period 1999-09-30
PROVINCE HEALTHCARE CO
filed 1999-11-15
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                 OUTSTANDING AT OCTOBER 29, 1999
COMMON STOCK, $.01 PAR VALUE                                15,728,681

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets
               September 30, 1999 and December 31, 1998............................1

         Condensed Consolidated Statements of Income
               Three Months Ended September 30, 1999 and 1998......................2

         Condensed Consolidated Statements of Income
               Nine Months Ended September 30, 1999 and 1998.......................3

         Condensed Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 1999 and 1998.......................4

         Notes to Condensed Consolidated Financial Statements......................5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS..........................................13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK........................................................25

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              September 30,   December 31,
                                                                   1999           1998
                                                                 --------       --------
                                                               (Unaudited)      (Note 1)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                     $  5,064       $  2,113
   Accounts receivable, less allowance for doubtful
       accounts of $12,035 at September 30, 1999, and
       $9,033 at December 31, 1998                                 65,448         51,253
Inventories                                                         9,111          7,083
Prepaid expenses and other                                          7,209         10,211
                                                                 --------       --------
       Total current assets                                        86,832         70,660
Property, plant and equipment, net                                124,276        112,114
Other assets:
   Cost in excess of net assets acquired, net                     153,578        142,017
   Other assets                                                   108,155         12,713
                                                                 --------       --------
       Total assets                                              $472,841       $337,504
                                                                 ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $  9,353       $  6,786
   Accrued salaries and benefits                                   11,064          8,655
   Accrued expenses                                                 6,330          2,710
   Current maturities of long-term obligations                      2,059          1,797
                                                                 --------       --------
       Total current liabilities                                   28,806         19,948
Long-term obligations, less current maturities                    251,432        134,301
Third-party settlements                                             2,773          3,502
Other liabilities                                                   9,113          9,862
Minority interest                                                     717            700
                                                                 --------       --------
       Total noncurrent liabilities                               264,035        148,365

Stockholders' equity:
   Common stock--$0.01 par value; authorized 25,000,000
       shares; issued and outstanding 15,728,463 and
       15,704,578 shares at September 30, 1999, and
       December 31, 1998, respectively                                157            157
   Additional paid-in-capital                                     163,339        162,926
   Retained earnings                                               16,504          6,108
                                                                 --------       --------
       Total stockholders' equity                                 180,000        169,191
                                                                 --------       --------
       Total liabilities and stockholders' equity                $472,841       $337,504
                                                                 ========       ========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               Three Months Ended
                                                  September 30,
                                             ---------------------
                                               1999         1998
                                             --------      -------
Revenue:
   Net patient service revenue               $ 80,016      $61,977
   Management and professional services         3,402        2,889
   Reimbursable expenses                        1,644        1,639
   Other                                          620          766
                                             --------      -------
       Net operating revenue                   85,682       67,271

Expenses:
   Salaries, wages and benefits                34,293       27,202
   Reimbursable expenses                        1,644        1,639
   Purchased services                          10,591        7,192
   Supplies                                     9,637        6,862
   Provision for doubtful accounts              6,017        5,988
   Other operating expenses                     8,041        5,263
   Rentals and leases                           1,869        1,584
   Depreciation and amortization                4,908        3,826
   Interest expense                             3,310        3,132
   Minority interest                               22           33
   Gain on sale of assets                          (2)          --
                                             --------      -------
       Total expenses                          80,330       62,721
                                             --------      -------
Income before provision for income taxes        5,352        4,550
Provision for income taxes                      2,328        2,019
                                             --------      -------
Net income                                   $  3,024      $ 2,531
                                             ========      =======

Net income per common share:
       Basic                                 $   0.19      $  0.17
                                             ========      =======
       Diluted                               $   0.19      $  0.16
                                             ========      =======




                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Nine Months Ended
                                                      September 30,
                                               ------------------------
                                                 1999           1998
                                               ---------      ---------
Revenue:
   Net patient service revenue                 $ 222,151      $ 155,968
   Management and professional services           10,576          8,783
   Reimbursable expenses                           5,104          4,752
   Other                                           2,322          2,250
                                               ---------      ---------
       Net operating revenue                     240,153        171,753

Expenses:
   Salaries, wages and benefits                   96,504         67,910
   Reimbursable expenses                           5,104          4,752
   Purchased services                             27,255         20,353
   Supplies                                       26,944         17,024
   Provision for doubtful accounts                16,806         13,367
   Other operating expenses                       21,422         14,333
   Rentals and leases                              5,358          4,267
   Depreciation and amortization                  13,581          9,373
   Interest expense                                8,675          7,792
   Minority interest                                 113            129
   Loss (gain) on sale of assets                     (10)            45
                                               ---------      ---------
       Total expenses                            221,752        159,345
                                               ---------      ---------
Income before provision for income taxes          18,401         12,408
Provision for income taxes                         8,005          5,468
                                               ---------      ---------
Net income                                        10,396          6,940
Preferred stock dividends and accretion               --           (696)
                                               ---------      ---------
Net income to common shareholders              $  10,396      $   6,244
                                               =========      =========
Basic earnings per common share:
   Net income                                  $    0.66      $    0.55
   Preferred stock dividends and accretion            --          (0.05)
                                               ---------      ---------
   Net income to common shareholders           $    0.66      $    0.50
                                               =========      =========
Diluted earnings per common share:
   Net income                                  $    0.65      $    0.54
   Preferred stock dividends and accretion            --          (0.06)
                                               ---------      ---------
   Net income to common shareholders           $    0.65      $    0.48
                                               =========      =========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            Nine Months Ended
                                                               September 30,
                                                        ------------------------
                                                           1999           1998
                                                        ---------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     $  21,976      $  (6,302)

INVESTING ACTIVITIES
Purchase of property, plant and equipment                 (11,990)       (10,778)
Purchase of acquired companies                            (42,800)      (130,869)
Cash held for acquisitions                                (77,000)            --
Other                                                         340           (111)
                                                        ---------      ---------
Net cash used in investing activities                    (131,450)      (141,758)

FINANCING ACTIVITIES
Proceeds from long-term debt                              151,864        228,580
Repayments of debt                                        (39,821)      (185,075)
Issuance of common stock                                      382        142,614
Repurchase of common stock                                     --        (14,884)
Redemption of Senior Preferred Stock                           --        (22,739)
                                                        ---------      ---------
Net cash provided by financing activities                 112,425        148,496
                                                        ---------      ---------
Net increase in cash and cash equivalents                   2,951            436

Cash and cash equivalents at beginning of period            2,113          4,186
                                                        ---------      ---------
Cash and cash equivalents at end of period              $   5,064      $   4,622
                                                        =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid during the period                      $   8,291      $   5,957
                                                        =========      =========
   Income taxes paid during the period                  $   8,112      $   4,239
                                                        =========      =========

NONCASH TRANSACTIONS
   Dividends and accretion on preferred stock           $      --      $     696
   Conversion and redemption of preferred stock                --         33,138
   Property and equipment acquired through
       capital leases                                       1,175            765

ACQUISITIONS
   Fair value of assets acquired                        $  45,516      $ 133,710
   Liabilities assumed                                     (2,716)        (2,841)
                                                        ---------      ---------
   Cash paid                                            $  42,800      $ 130,869
                                                        =========      =========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

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

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

3.       ACQUISITIONS

HAVASU SAMARITAN REGIONAL HOSPITAL

         In May 1998, the Company acquired Lake Havasu Regional Medical Center in Lake Havasu City, Arizona, for approximately $107.5 million. To finance this acquisition, the Company borrowed $106.0 million under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $76.5 million and is being amortized over 35 years.

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

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

GLADES GENERAL HOSPITAL

         On April 12, 1999, the Company acquired certain net assets and the business of Glades General Hospital ("Glades"), in Belle Glade, Florida for approximately $17.3 million. To finance this acquisition, the Company borrowed $13.5 million under its revolving credit facility. The Company has refined the previous estimated purchase price, and the allocation of the purchase price has been determined, based upon currently available information. The Company is obligated under the Asset Purchase Agreement to build a replacement hospital following the fifth year after the closing, at a cost of not less than $25.0 million, contingent upon Glades meeting certain financial targets following the closing.

DOCTORS' HOSPITAL OF OPELOUSAS

         On June 1, 1999, the Company acquired certain net assets and the business of Doctors' Hospital of Opelousas ("Opelousas"), in Opelousas, Louisiana for approximately $24.0 million. To finance this acquisition, the Company borrowed $22.0 million under its revolving credit facility. The unallocated purchase price is included in other assets on the balance sheet at September 30, 1999. The purchase price will be allocated upon final settlement of the working capital acquired.

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

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

                                        Three Months Ended         Nine Months Ended
                                            September 30,             September 30,
                                       ---------------------     ----------------------
                                         1999         1998         1999          1998
                                       --------     --------     --------      --------
Net operating revenue                  $ 85,682     $ 84,632     $261,975      $255,591
Net income                                3,024        2,474       10,264         6,164
Net income to common shareholders         3,024        2,474       10,264         5,468

Basic earnings per common share:
   Net income                          $   0.19     $   0.16     $   0.65      $   0.49
   Net income to common shareholders       0.19         0.16         0.65          0.44

Diluted earnings per common share:
   Net income                          $   0.19     $   0.16     $   0.64      $   0.48
   Net income to common shareholders       0.19         0.16         0.64          0.42

         The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions, in fact, occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

4.       LONG-TERM OBLIGATIONS

         On September 10, 1999, the Company increased the size of its credit facility to $295.0 million, including a revolving line of credit and an end-loaded lease facility. At September 30, 1999, the Company had $242.3 million outstanding under its revolving line of credit and $47.5 million available.

5.       COMPREHENSIVE INCOME

         The Company had no items of other comprehensive income in 1999 or 1998, and accordingly, comprehensive income is equivalent to net income.

6.       INCOME TAXES

         The income tax provision for the three months and nine months ended September 30, 1999 and 1998, differs from the statutory income tax computation due to permanent differences and the provision for state income taxes. The IRS is currently engaged in an examination of the predecessor company's federal income tax returns for 1995 and 1996. Finalization of the examination is not expected to have a significant effect on the financial condition or results of operations of the Company.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

7.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                  Three Months Ended
                                                     September 30,
                                                  -------------------
                                                   1999        1998
                                                  -------     -------
Numerator:
   Net income                                     $ 3,024     $ 2,531
                                                  =======     =======
Denominator:
   Denominator for basic earnings per share -
       weighted-average shares                     15,728      15,251

   Effect of dilutive securities -
       Incentive stock options                        188         386
                                                  -------     -------
   Denominator for diluted earnings per share      15,916      15,637

Net income per common share:
   Basic                                          $  0.19     $  0.17
                                                  =======     =======
   Diluted                                        $  0.19     $  0.16
                                                  =======     =======

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

                                                   Nine Months Ended
                                                     September 30,
                                                  -------------------
                                                   1999        1998
                                                  -------     -------
Numerator:
   Net income                                     $10,396     $ 6,940
   Preferred stock dividends and accretion             --        (696)
                                                  -------     -------
   Net income to common shareholders              $10,396     $ 6,244
                                                  =======     =======
Denominator:
   Denominator for basic earnings per share -
       weighted-average shares                     15,724      12,549

   Effect of dilutive securities -
       Incentive stock options                        295         330
                                                  -------     -------
   Denominator for diluted earnings per share      16,019      12,879

Basic earnings per common share:
   Net income                                     $  0.66     $  0.55
   Preferred stock dividends and accretion             --       (0.05)
                                                  -------     -------
   Net income to common shareholders              $  0.66     $  0.50
                                                  =======     =======

Diluted earnings per common share:
   Net income                                     $  0.65     $  0.54
   Preferred stock dividends and accretion             --       (0.06)
                                                  -------     -------
   Net income to common shareholders              $  0.65     $  0.48
                                                  =======     =======

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

         During the third quarter of 1999, employees exercised options to acquire 2,701 shares of common stock at an average exercise price of $8.93 per share. During the nine-month period ended September 30, 1999, employees exercised options to acquire 13,063 shares of common stock at an average exercise price of $9.68 per share. Also, during the nine-month period ended September 30, 1999, the Company issued 10,822 shares of common stock at a price of $22.73 per share under its Employee Stock Purchase Plan.

         In February 1998, the Company issued 5,405,000 shares of common stock in its initial public offering. In July 1998, the Company issued 2,685,500 shares of common stock in its follow-on public offering.

8.       CONTINGENCIES

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

NET PATIENT SERVICE REVENUE

         Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the statement of income in the period in which revisions are made, and resulted in minimal adjustments for the three-month period ended September 30, 1999, and increases in net patient service revenue of $2.2 million, or 3.5% of net patient revenue, for the three-month period ended September 30, 1998. These items

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

resulted in minimal adjustments for the nine-month period ended September 30, 1999, and increases in net patient service revenue of $3.4 million, or 2.2% of net patient revenue, for the nine-month period ended September 30, 1998.

FINANCIAL INSTRUMENTS

         Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. On March 10, 1997, as required by the Credit Agreement, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $35.0 million of floating-rate borrowings to fixed-rate borrowings. The floating-rate payments are based on LIBOR, and fixed-rate payments are based on market levels at the time the swap agreement was consummated. For the three months ended September 30, 1999 and 1998, the Company received a weighted average rate of 5.19% and 5.67% and paid a weighted average rate of 6.27% in both periods. For the nine months ended September 30, 1999 and 1998, the Company received a weighted average rate of 5.13% and 5.74% and paid a weighted average rate of 6.27% in both periods.

         On September 4, 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45.0 million of floating-rate borrowings to fixed-rate borrowings. The floating-rate payments are based on LIBOR, and fixed-rate payments are based on market levels at the time the swap agreement was consummated. For the three months ended September 30, 1999 and 1998, the Company received a weighted average rate of 5.33% and 5.59% and paid a weighted average rate of 5.63%, in both periods. For the nine months ended September 30, 1999 and 1998, the Company received a weighted average rate of 5.20% and 5.59%, and paid a weighted average rate of 5.63% in both periods.

9.       SUBSEQUENT EVENT

         On October 1, 1999, the Company acquired the assets and business of Trinity Valley Medical Center ("Trinity") in Palestine, Texas and Minden Medical Center ("Minden") in Minden, Louisiana for approximately $77.0 million. To finance the acquisition, the Company borrowed $77.0 million under its revolving credit facility on September 30, 1999. These funds are classified as other assets in the September 30, 1999 balance sheet. The acquisition will be accounted for as a purchase business combination, and the results of operations of Trinity and Minden will be included in the results of operations of the Company from the purchase date forward.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

IMPACT OF ACQUISITIONS

       An integral part of the Company's strategy is to acquire non-urban acute-care hospitals. In May 1998, the Company acquired Lake Havasu Regional Medical Center ("Havasu") in Lake Havasu City, Arizona, for approximately $107.5 million. In June 1998, the Company acquired Elko General Hospital ("Elko") in Elko, Nevada for a purchase price of approximately $24.9 million. To finance these acquisitions, the Company borrowed $106.0 million and $22.0 million, respectively, under its revolving credit facility.

       In February 1999, the Company entered into a special services agreement for the lease of Eunice Community Medical Center ("Eunice") in Eunice, Louisiana by purchasing certain assets, assuming certain liabilities, and entering into a ten-year lease agreement, with a five-year renewal option, for an estimated purchase price of approximately $4.6 million.

       In April 1999, the Company acquired the assets and business of Glades General Hospital ("Glades") in Belle Glade, Florida for approximately $17.3 million. To finance this acquisition, the Company borrowed $13.5 million under its revolving credit facility.

       In June 1999, the Company acquired the assets and business of Doctors' Hospital of Opelousas ("Opelousas"), in Opelousas, Louisiana for approximately $24.0 million. To finance this acquisition, the Company borrowed $22.0 million under its revolving credit facility. The unallocated purchase price is included in other assets on the balance sheet.

       All of the acquisitions described above were accounted for as purchase business combinations, and the results of operations of the hospitals have been included in the results of operations of the Company from the purchase dates forward. The September 30, 1999 results include nine months of operations for Havasu and Elko, seven months and six days of operations for Eunice, five and one-half months of operations for Glades, and four months of operations for Opelousas. The September 30, 1998 results include five months of operations for Havasu and 3 months and 20 days of operations for Elko. The Havasu, Elko, Eunice, Glades and Opelousas acquisitions are collectively referred to in this discussion as "the Acquisitions."

       On October 1, 1999, the Company acquired the assets and business of Trinity Valley Medical Center ("Trinity") in Palestine, Texas and Minden Medical Center ("Minden") in Minden, Louisiana for approximately $77.0 million. To finance the acquisition, the Company borrowed $77.0 million under its revolving credit facility on September 30, 1999. These funds are classified as other assets in the September 30, 1999 balance sheet. The acquisition will be accounted for as a purchase business combination, and the results of operations of Trinity and Minden will be included in the results of operations of the Company from the purchase date forward.

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

                                                         Percentage
                                                          Increase
                                                         (Decrease)
                                  Three Months Ended     of Dollar
                                     September 30,        Amounts
                                  ------------------     ---------
                                   1999        1998
                                  ------      ------
Net operating revenue              100.0%      100.0%       27.4%
Operating expenses (1)              84.1        82.8        29.4
                                  ------      ------
EBITDA (2)                          15.9        17.2        17.8
Depreciation and amortization        5.7         5.7        28.3
Interest                             3.9         4.7         5.7

Minority interest                    0.0         0.0       (33.3)
Loss on sale of assets               0.0         0.0         0.0
                                  ------      ------
Income before income taxes           6.3         6.8        17.6
Provision for income taxes           2.8         3.0        15.3
                                  ------      ------
Net income                           3.5%        3.8%       19.5%
                                  ======      ======

                                                         Percentage
                                                          Increase
                                                         (Decrease)
                                  Three Months Ended     of Dollar
                                     September 30,        Amounts
                                  ------------------     ---------
                                   1999        1998
                                  ------      ------
Net operating revenue              100.0%      100.0%       39.8%
Operating expenses (1)              83.0        82.7        40.4
                                  ------      ------
EBITDA (2)                          17.0        17.3        37.0
Depreciation and amortization        5.7         5.5        44.9
Interest                             3.6         4.5        11.3

Minority interest                    0.0         0.1       (12.4)
Loss on sale of assets               0.0         0.0      (122.2)
                                  ------      ------
Income before income taxes           7.7         7.2        48.3
Provision for income taxes           3.3         3.2        46.4
                                  ------      ------
Net income                           4.3%        4.0%       49.8%
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

SELECTED OPERATING STATISTICS - OWNED OR LEASED HOSPITALS

         The following table sets forth certain operating statistics for the Company's owned or leased hospitals for each of the periods presented.

                                            Three Months Ended                Nine Months Ended
                                               September 30,                     September 30,
                                      ----------------------------      ------------------------------
                                          1999             1998              1999              1998
                                      -----------      -----------      ------------      ------------
CONSOLIDATED HOSPITALS:
Number of hospitals end of period              13               10                13                10
Licensed beds end of period                 1,008              713             1,008               713
Beds in service end of period                 909              633               909               633
Inpatient admissions                        7,828            5,709            22,271            15,320
Patient days                               36,995           28,382           109,497            80,485
Adjusted patient days                      66,181           52,143           191,630           141,848
Average length of stay (days)                 4.7              5.0               4.9               5.3
Occupancy rates (licensed beds)              39.9%            43.3%             39.8%             41.3%
Occupancy rates (beds in service)            44.2%            48.7%             44.1%             46.6%

Gross inpatient revenue               $82,997,321      $54,920,042      $237,503,925      $150,079,705
Gross outpatient revenue               65,449,532       45,977,458       178,482,555       114,423,400

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net operating revenue was $85.7 million for the three months ended September 30, 1999, compared to $67.3 million for the comparable period of 1998, an increase of $18.4 million or 27.3%. Net patient revenue generated by hospitals owned during both periods ("same hospitals") increased $1.8 million, or 3.1%, resulting from inpatient and outpatient volume increases, new services and price increases. Also, same hospital cost report settlements and the filing of cost reports resulted in a decrease in revenue of $0.2 million (0.3% of net patient service revenue) for the three months ended September 30, 1999, and an increase in revenue of $2.2 million (3.5% of net patient service revenue) for the three-month period ended September 30, 1998. The remaining increase was primarily attributable to the Acquisitions.

         Operating expenses were $72.1 million, or 84.1% of net operating revenue, for the three months ended September 30, 1999, compared to $55.7 million, or 82.8% of net operating revenue, for the comparable period of 1998. The increase in operating expenses of hospitals owned during both periods resulted primarily from new services, volume increases, change in case mix and increased recruiting expenses, offset by a decrease in provision for doubtful accounts. The provision for doubtful accounts decreased to 7.0% of net revenue in 1999 from 8.9% of net revenue in 1998 as a result of increased collections and improvement in accounts receivable agings. The majority of the increase in operating expenses was attributable to the Acquisitions.

         EBITDA was $13.6 million or 15.9% of net operating revenue for the three months ended September 30, 1999, compared to $11.5 million, or 17.2% of net operating revenue, for the comparable period of 1998.

         Depreciation and amortization expense was $4.9 million, or 5.7% of net operating revenue, for the three months ended September 30,1999, compared to $3.8 million, or 5.7% of net operating revenue for the comparable period of 1998. The increase in depreciation and amortization resulted primarily from the Acquisitions. Interest expense as a percent of net operating revenue decreased to 3.9% for the three months ended September 30, 1999, from 4.7% for the comparable period of 1998.

         Income before provision for income taxes was $5.4 million for the three months ended September 30, 1999, compared to $4.6 million for the comparable period of 1998, an increase of $0.8 million or 17.6%. The increase resulted primarily from the Acquisitions. The Company's provision for income taxes was $2.3 million for the 1999 period, compared to $2.0 million for the 1998 period. These provisions reflect effective income tax rates of 43.5% for the 1999 period, compared to 44.4% for the 1998 period. As a result of the foregoing, the Company's net income was $3.0 million, or 3.5% of net operating revenue, for the three months ended September 30, 1999, compared to $2.5 million, or 3.8% of net operating revenue for the comparable period of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net operating revenue was $240.2 million for the nine months ended September 30, 1999, compared to $171.8 million for the comparable period of 1998, an increase of $68.4 million or 39.8%. Net patient revenue generated by same hospitals increased $5.4 million, or 3.6%, resulting from inpatient and outpatient volume increases, new services and price increases. Also, same hospital cost report settlements and the filing of cost reports resulted in minimal adjustments in 1999 and an increase in revenue of $3.4 million (2.2% of net operating revenue) for the nine months ended September 30, 1998. The remaining increase was primarily attributable to the Acquisitions.

         Operating expenses were $199.4 million, or 83.0% of net operating revenue, for the nine months ended September 30, 1999, compared to $142.0 million, or 82.7% of net operating revenue, for the comparable period of 1998. The increase in operating expenses of hospitals owned during both periods resulted primarily from new services, volume increases, change in case mix and increased recruiting expenses, offset by a decrease in bad debt expense. Bad debt expense, as a percent of net operating revenue decreased to 7.0% for the nine months ended September 30, 1999, from 7.8% for the comparable period of 1998, as a result of increased collections and improvement in accounts receivable agings. The majority of the increase in operating expenses was attributable to the Acquisitions.

         EBITDA was $40.8 million or 17.0% of net operating revenue for the nine months ended September 30, 1999, compared to $29.7 million, or 17.3% of net operating revenue, for the comparable period of 1998.

         Depreciation and amortization expense was $13.6 million, or 5.7% of net operating revenue, for the nine months ended September 30, 1999, compared to $9.4 million, or 5.5% of net operating revenue for the comparable period of 1998. The increase in depreciation and amortization resulted primarily from the Acquisitions. Interest expense as a percent of net operating revenue decreased to 3.6% for the nine months ended September 30, 1999, from 4.5% for the comparable period of 1998.

         Income before provision for income taxes was $18.4 million for the nine months ended September 30, 1999, compared to $12.4 million for the comparable period of 1998, an increase of $6.0 million or 48.3%. The increase resulted primarily from the Acquisitions. The Company's provision for income taxes was $8.0 million for the 1999 period, compared to $5.5 million for the 1998 period. These provisions reflect effective income tax rates of 43.5% for the 1999 period, compared to 44.4% for the 1998 period. As a result of the foregoing, the Company's net income was

$10.4 million, or 4.3% of net operating revenue, for the nine months ended September 30, 1999, compared to $6.9 million, or 4.0% of net operating revenue for the comparable period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had working capital of $58.0 million, including cash and cash equivalents of $5.1 million. The ratio of current assets to current liabilities was 3.0 to 1.0 at September 30, 1999, and
3.5 to 1.0 at December 31, 1998.

         Total long-term obligations increased to $251.4 million at September 30, 1999, from $134.3 million at December 31, 1998. The increase resulted primarily from the borrowings to finance the Glades and Opelousas acquisitions, and the then-pending acquisition of Trinity and Minden.

         Cash provided by operations was $22.0 million for the nine months ended September 30, 1999. Cash used in investing activities was $131.5 million for the nine months ended September 30, 1999, relating primarily to acquisitions and capital expenditures. Net cash provided by financing activities was $112.4 million for the nine months ended September 30, 1999, primarily as a result of net borrowings on the revolving line of credit to finance acquisitions.

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

         On September 10, 1999, the Company increased the size of its credit facility to $295.0 million, including a revolving line of credit and an end-loaded lease facility. At September 30, 1999, the Company had $242.3 million outstanding under its revolving line of credit and $47.5 million available.

         Capital expenditures, excluding acquisitions, for the nine months ended September 30, 1999 and 1998, were $12.0 million and $10.8 million, respectively. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. The Company expects to make total capital expenditures in 1999 of approximately $19.0 million, exclusive of any acquisitions of businesses or construction projects. Planned capital expenditures for 1999 consist principally of capital improvements to owned and leased hospitals. The Company expects to fund these expenditures through cash provided by operating activities and borrowings under its revolving credit facility.

IMPACT OF YEAR 2000

         GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

         The following discussion is designated as Year 2000 readiness disclosure for purposes of the Year 2000 Information Readiness and Disclosure Act.

         Some older computer programs and systems were written using two rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. Certain of the Company's computer hardware and software, facility equipment (e.g., communications equipment, environmental controls, such as heating and air conditioning systems, and elevators), and medical equipment that are date sensitive, may contain programs with the Year 2000 problem. If uncorrected, the problem could result in computer system and program failures or equipment and medical device malfunctions that could result in a disruption of business operations or affect patient diagnosis and treatment.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

         The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. The Company has replaced the majority of its key financial and operational systems as a part of its systems consolidation in the normal course of business. This replacement has been a planned approach during the last two years to enhance or better meet its functional business and operational requirements. In addition to the replacement program, some of the Company's software and hardware has been modified so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

         The Company has worked with outside consultants, who have visited each of the owned hospitals to determine the depth of the problem as it relates to devices that are attached to the Company's information systems. These visits have two purposes. First, they have tested the hospital computer networks to identify problem areas relative to the communications of the information system hardware, the network servers and various devices attached to the network. This phase focused on identifying conflict/problem areas and recommending solutions to address these problems. Second, they have evaluated each personal computer for hardware and software related Year 2000 issues. The result of this process was a report that documented a physical layout of the network, any potential or existing network problems, and an inventory of each system with its potential Year 2000 problems.

         In the area of medical equipment, the Company has worked with a consultant to identify issues impacting medical equipment items/systems. This process was completed in three phases:

         - identification of medical equipment items/systems impacted by Year 2000 issues;

         -        evaluation of such medical equipment; and

         -        Year 2000 resolution.

         The Company has completed all phases of the process. Management believes that this process substantially addressed any Year 2000 issues.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

         The Company relies heavily on third parties in operating its business. In addition to its reliance on software, hardware and other equipment vendors to verify Year 2000 compliance of their products, the Company also depends on:

         - fiscal intermediaries that process claims and make payments on behalf of the Medicare and Medicaid programs;

         -        insurance companies, HMOs and other private payors;

         - utilities that provide electricity, water, natural gas and telephone services; and

         - vendors of medical supplies and pharmaceuticals used in patient care.

As part of its Year 2000 strategy, the Company has been working with its major vendors and has received assurances such vendors are addressing the Year 2000 issue. For example, the Company has received assurances from four of its largest vendors that their software modules are fully compliant with software releases completed by the end of 1998. At this point, there have been no identified problems associated with this portion of the systems. Failure of these third parties to resolve their Year 2000 issues could have a material adverse effect on the Company's results of operations and ability to provide health care services.

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

         Reimbursement under the Medicare program is administered by HCFA. HCFA employs more than 60 carriers and intermediaries to process Medicare fee-for-service claims throughout the United States. There are several hundred different computer systems involved in the daily work of HCFA, its carriers and intermediaries. HCFA, under its internal Year 2000 compliance program, identified 99 mission critical systems, 25 that are directly managed by HCFA and 74 that are managed by outside carriers and intermediaries. These 99 systems contain more than 50 million lines of computer code that require re-writing to ensure Year 2000 compliance. In a public statement on its web page, HCFA has stated that the major HCFA forms, utilized for claims submission by the Company, are Year 2000 compliant. This includes both paper and electronic claims submission. There can be no assurance that HCFA's mission critical systems, which most directly affect the Company, will be compliant in time to prevent disruptions to the Medicare payments received by the Company. Moreover, HCFA has announced the delayed implementation of certain new regulations while its resources are re-directed towards Year 2000 compliance.

COSTS

         The Company has utilized both internal and external resources to complete the Year 2000 modifications. The majority of the costs incurred to date related to Year 2000 were in the area of consulting services to assess the impact of Year 2000, and to inventory the existing information technology and medical equipment to determine the level of Year 2000 compliance. The costs of Year 2000 software compliance were included in standard software maintenance agreements with the Company's major vendors. No additional costs were incurred to modify this software over and above those amounts incurred as part of the normal business process.

         During 1999, the consulting services have continued relative to the assessment of the Year 2000 project. The Company incurred consulting costs related to medical equipment compliance of approximately $48,000 in the third quarter of 1999, and $272,000 year-to-date, and expects to incur minimal costs in the fourth quarter of 1999. Assessment costs related to information technology compliance were approximately $482,000 in the third quarter of 1999, and $695,000 year-to-date, and are expected to be minimal in the fourth quarter of 1999. These costs are expensed as incurred, and have been included in the Company's 1999 internal operating budget.

         Based upon a review of completed hospital assessments, the Company expects to incur in the aggregate less than $2,000,000 in remediation/replacement capital expenditures for both information technology and medical equipment. These funds are part of a contingency budget. There can be no guarantee that actual costs and results will not differ materially from those anticipated. No significant information systems projects have been delayed due to the Year 2000 project.

         By utilizing external consultants for the assessments associated with Year 2000, the Company has achieved independent verification and validation processes to assure the reliability of risk and cost estimates.

RISK AND CONTINGENCY PLANS

         The Company has completed all necessary phases of the Year 2000 program, and management believes it has an effective program in place.

         The Company believes that the most reasonably likely worst case Year 2000 scenario is that some of its material third party payors will not be Year 2000 compliant, and will have difficulty processing and paying the Company's bills, thereby possibly affecting the Company's cash flows. The Company has developed a contingency plan to address this scenario. This plan involves procedures whereby the Company would revert to manual billing processes. In addition, the plan involves ensuring the Company's access to additional capital through, for example, its revolving credit facility.

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

         The Company has established and distributed a set of guidelines and strategies for each of its managed hospitals to use in evaluating and planning for making their facilities Year 2000 compliant. The Company continues to monitor the progress of the response by the hospitals it manages to the Year 2000 problem. The Company does not believe that it is responsible for ensuring Year 2000 compliance by its managed hospitals. Ultimately, responsibility for implementing the individual Year 2000 compliance plan at each managed hospital rests with each managed hospital's board; the Company can only implement the boards' recommendations at their direction.

GENERAL

         The federal Medicare program accounted for approximately 49.9% and 55.2% of hospital patient days for the three months and nine months ended September 30, 1999. The state Medicaid programs accounted for approximately 13.5% and 11.5% of hospital patient days for the three months and nine months ended September 30, 1999. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases have historically been less than actual inflation.

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

         The Company expects the industry trend in increased outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 44.1% and 42.9% of gross patient service revenue for the three months and nine-months ended September 30, 1999, respectively, compared to 45.6% and 43.3% for the three months and nine months ended September 30, 1998, respectively.

         The complexity of the Medicare and Medicaid regulations, increases in managed care, hospital personnel turnover, the dependence of hospitals on physician documentation of medical records and the subjective judgment involved complicates the billing and collections of accounts receivable by hospitals. There can be no assurance that this complexity will not impact negatively the Company's future cash flow or results of operations.

         The Company's historical financial trend has been impacted favorably by the Company's success in acquiring acute care hospitals. While the Company believes that trends in the health care industry described above may create possible future acquisition opportunities, there can be no assurances that it can continue to maintain its current growth rate through hospital acquisitions and successfully integrate the hospitals into its system.

         The Company's owned hospitals accounted for 94.1% and 93.5% of the Company's net operating revenue for the three months and nine months ended September 30, 1999, respectively, compared to 93.2% and 92.1% for the three months and nine months ended September 30, 1998, respectively.

         The federal government and a number of states are increasing rapidly the resources devoted to investigating allegations of fraud and abuse in the Medicare and Medicaid programs. At the same time, regulatory and law enforcement authorities are more vigorously enforcing the requirements imposed on providers by the Social Security Act and Medicare and Medicaid regulations. Although the Company believes that it is in material compliance with such laws, a determination that the Company has violated such laws, or even the public announcement that the Company was being investigated concerning possible violations, could have a material adverse effect on the Company.

INFLATION

         The health care industry is labor intensive. Wages and other expenses increase, especially during periods of inflation and labor shortages. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company generally has been able to offset increases in operating costs by increasing charges for services and expanding services. The Company has also implemented cost control measures to curb increases in operating costs and expenses. In light of cost containment measures imposed by government agencies and private insurance companies, the Company is unable to predict its ability to offset or control future cost increases, or its ability to pass on the increased costs associated with providing health care services to patients with government or managed care payors, unless such payors correspondingly increase reimbursement rates.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

         Certain statements contained in this discussion, including without limitation, statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in regions where the Company operates; demographic changes; the effect of existing or future governmental regulation and federal and state legislative and enforcement initiatives on the Company's business, including the 1997 Act; changes in Medicare and Medicaid reimbursement levels; the Company's ability to implement successfully its acquisition and development strategy and changes in such strategy; Year 2000 compliance; the availability and terms of financing to fund the expansion of the Company's business, including the acquisition of additional hospitals; the Company's ability to attract and retain qualified management personnel and to recruit and retain physicians and other health care personnel to the non-urban markets it serves; the effect of managed care initiatives on the non-urban markets served by the Company's hospitals and the Company's ability to enter into managed care provider arrangements on acceptable terms; the effect of liability and other claims asserted against the Company; the effect of competition in the markets served by the Company's hospitals; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the nine months ended September 30, 1999, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         The deadline for delivering to the Company notice of shareholder proposals, other than proposals to be included in the proxy statement for the 2000 Annual Meeting of Shareholders will be March 2, 2000, pursuant to Rule 14a-4 under the Securities Exchange Act of 1934. The persons named as proxies in the proxy statement may exercise discretionary voting authority with respect to any matter that is not submitted to the Company by such date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit
         Number   Description of Exhibits

         3.1 Amended and Restated Certificate of Incorporation of Province Healthcare Company (a)

         3.2      Amended and Restated Bylaws of Province Healthcare Company (a)

         10.1 Second Amended and Restated Credit Agreement, dated as of September 10, 1999, among Province Healthcare Company, First Union National Bank, as Agent and Issuing Bank, and various lenders thereto.

         10.2 Amendment No. 1 to Certain Operative Agreements, dated as of September 10, 1999, among Province Healthcare Company, as Construction Agent and Lessee, various parties as Guarantors, First Security Bank, National Association, as Owner Trustee, various banks party thereto, as Lenders, and First Union National Bank as Agent.

         27.1     Financial Data Schedule (for SEC use only)

-------------------------

         (a) Incorporated by reference to the Exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-34421

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on June 17, 1999, in connection with the acquisition of substantially all of the assets of Doctors' Hospital of Opelousas on June 1, 1999. On August 16, 1999, the Company filed an amendment No. 1 to such Current Report on Form 8-K/A, containing the financial statements of Doctors' Hospital of Opelousas and certain pro forma financial information.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PROVINCE HEALTHCARE COMPANY



         Date: November 15, 1999            By: /s/ BRENDA B. RECTOR
                                                --------------------------------
                                            Brenda B. Rector
                                            Vice President and Controller