Form 10-K
period 1999-12-31
PROVINCE HEALTHCARE CO
filed 2000-03-09
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Fiscal Year Ended December 31, 1999 or

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates on March 1, 2000 (based upon the closing price of these shares of $20.25 per share on such date) was $285,347,671.

         As of March 1, 2000, 15,764,493 shares of the registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. Such Proxy Statement will be filed within 120 days after the end of the fiscal year covered by this report.

                           FORWARD-LOOKING STATEMENTS

     This report and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by us, contain, or will contain, disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements address, among other things, strategic objectives. See "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations and future financial condition and results. These factors include, but are not limited to:

     - the highly competitive nature of the health care business;

     - the efforts of insurers, health care providers and others to contain health care costs;

     - possible changes in the Medicare program that may further limit reimbursements to health care providers and insurers;

     - changes in federal, state or local regulation affecting the health care industry;

     - the possible enactment of federal or state health care reform;

     - the departure of key members of our management;

     - claims and legal actions relating to professional liability;

     - our ability to implement successfully our acquisition and development strategy;

     - potential federal or state investigations;

     - fluctuations in the market value of our common stock;

     - changes in accounting practices;

     - changes in general economic conditions; and

     - other risks described in this report.

     As a consequence, current plans, anticipated actions and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of our company. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein.


                                     PART I
ITEM 1. BUSINESS

OVERVIEW

     We own and operate acute care hospitals located in non-urban markets in eight states. We currently own or lease 15 general acute care hospitals with a total of 1,327 licensed beds. We also provide management services to 48 primarily non-urban hospitals in 18 states and Puerto Rico with a total of 3,584 licensed beds. Our objective is to be the primary provider of quality health care services in these selected markets. We offer a wide range of inpatient and outpatient medical services as well as specialty services, including rehabilitation and home health care. We target for acquisition hospitals that are the sole or a primary provider of health care in non-urban communities. After acquiring a hospital, we implement a number of strategies designed to maximize financial performance. These strategies include improving hospital operations, expanding the breadth of services and recruiting physicians to increase local market share. For the year ended December 31, 1999, we had, on a pro forma basis to reflect full-year results for hospitals we acquired during such period, net operating revenue of $415.3 million, and EBITDA, the sum of income before income taxes, interest, depreciation and amortization, and minority interest, of $68.9 million. During this time period, our owned and leased hospitals accounted for 94.2% of net operating revenue.

THE NON-URBAN HEALTH CARE MARKET

     According to 1999 United States Census Bureau statistics, over a third of the people in the United States live in counties with a population of less than 150,000. In these non-urban areas, hospitals are typically the primary resource for health care services, and in many cases the local hospital is the only provider of acute care services. As of January 1999, there were approximately 1,100 non-urban hospitals in the country that were owned by not-for-profit or governmental entities.

     We believe that non-urban markets are attractive to health care service providers. Because non-urban service areas have smaller populations, there are generally only one or two hospitals in each market. We believe the size and demographic characteristics of non-urban markets and the relative strength of the local hospital also make non-urban markets less attractive to HMOs, other forms of managed care, and alternate site providers, such as outpatient surgery, rehabilitation or diagnostic imaging providers.

     Despite these attractive characteristics, many not-for-profit and governmental operators of non-urban hospitals are under increasing pressure due to capital constraints, limited management resources and the challenges of managing in a complex health care regulatory environment. This combination of factors often results in a limited range of services being available locally. As a result, patients by choice or physician direction may obtain care outside of the community. This outmigration often leads to deteriorating operating performance, further limiting the hospital's ability to address the issues that initially led to these pressures. Ultimately, these pressures can force owners to sell or lease their hospitals to companies, like us, that have greater financial and management resources, coupled with proven operating strategies, to address these issues. As a result of these issues, not-for-profit and governmental hospitals increasingly are selling or leasing these hospitals to entities like Province, that have the capital resources and the management expertise to serve the community better. We believe that a significant opportunity for consolidation exists in the non-urban health care market.

BUSINESS STRATEGY

     The key elements of our business strategy are to:

     Acquire Hospitals in Attractive Non-Urban Markets. We seek to acquire hospitals that are the sole or a primary provider of health care services in their markets and that present the opportunity to increase profitability and local market share. We believe that approximately 1,100 non-urban hospitals in the United States meet our acquisition criteria, and our goal is to acquire two to four of these hospitals each year.

     Improve Hospital Operations. Following the acquisition of a hospital, we augment local management with appropriate operational and financial managers and install our standardized information system. The local management team implements appropriate expense controls, manages staffing levels according to patient volumes, reduces supply costs by requiring strict compliance with our supply arrangements and often renegotiates vendor contracts. By implementing this strategy, we seek to improve operating performance at each of the hospitals we acquire.

     Expand Breadth of Services to Increase Local Market Share and Reduce Patient Outmigration. We seek to provide additional health care services and programs in response to community needs. These services may include specialty inpatient, outpatient and rehabilitation. We also may make capital investments in technology and the physical plant to improve both the quality of health care and the reputation of the hospital in the community. By providing a broader range of services in a more attractive setting, we encourage residents in our markets to seek care in our hospitals, thereby reducing patient outmigration and increasing hospital revenue.

     Recruit Physicians. We believe that recruiting physicians to local communities is key to increasing the quality of health care and breadth of available services. We work with the local hospital board, management and medical staff to determine the number and type of additional physicians needed in the community. Our corporate physician recruiting staff then assists the local management team in identifying and recruiting specific physicians to the community to meet those needs. During 1998, we recruited 54 new physicians, and for the year ended December 31, 1999, we recruited 49 additional physicians. Approximately, 60% of the physicians recruited in 1998 and 1999 were primary care physicians and approximately 40% were specialty care physicians. We believe that expansion of services in our hospitals also should assist in physician recruiting.

ACQUISITION PROGRAM

     We proactively identify acquisition targets in addition to responding to requests for proposals from entities that are seeking to sell or lease hospitals. We also seek to acquire selected hospitals to which we currently provide contract management services. We also identify attractive markets and hospitals and initiate meetings with hospital systems to discuss acquiring non-urban hospitals or operating them through a joint venture. These hospital systems are comprised of one or more urban tertiary care hospitals and a number of non-urban hospitals, and such joint ventures allow the health system to maintain an affiliation for providing tertiary care to the non-urban hospitals without the management responsibility.

     We believe that it generally takes six to 12 months between a hospital owner's decision to accept an offer and the consummation of a sale or lease. After a potential acquisition has been identified, we undertake a systematic approach to evaluating and closing the transaction. We begin the acquisition process with a thorough due diligence review of the target hospital and its community. We use our dedicated teams of experienced personnel to conduct a formalized review of all aspects of the target's operations, including Medicare reimbursement, purchasing, fraud and abuse compliance, litigation, capital requirements and environmental issues. During the course of our due diligence review, we prepare an operating plan for the target hospital, identify opportunities for operating efficiencies and physician recruiting needs, and assess productivity and management information systems. Throughout the process, we work closely with community leaders in order to enhance both the community's understanding of our philosophy and abilities and our knowledge of the needs of the community.

     From time to time, we enter into letters of intent with acquisition targets in connection with our evaluation of a potential acquisition. Such letters of intent are generally executed prior to the commencement of due diligence undertaken during the evaluation process. In addition to due diligence, proposed transactions to acquire hospitals for which we have signed a letter of intent are subject to numerous conditions and contingencies, including internal approvals of both our company and the target companies, receipt of regulatory approvals, resolution of legal and equitable matters relating to continuation of labor agreements, supply and service agreements and preparation and negotiation of documentation. Accordingly, there can be no assurance that any such proposed transaction for which we have signed a letter of intent will occur, or if it occurs, there can be no assurance as to the assets that may be acquired, the purchase price of such assets or the terms of their acquisition.

     The competition to acquire non-urban hospitals is intense, and we believe that the acquirer will be selected for a variety of reasons, not exclusively on the basis of price. We believe that we are well positioned to compete for acquisitions for several reasons. First, our management team has extensive experience in acquiring and operating previously under-performing non-urban hospitals. Second, we benefit from access to capital, strong financial and operating systems, a national purchasing organization and training programs. Third, we believe our strategy of increasing access to, and quality of, health care in the communities served by our hospitals aligns our interests with those of the communities. Finally, we believe that the alignment of interests with the community, our reputation for providing market-specific, quality health care, and our focus on physician recruiting enables us to compete successfully for acquisitions.

HOSPITAL OPERATIONS

     Following the acquisition of a hospital, we implement our systematic policies and procedures to improve the hospital's operating and financial performance. We implement an operating plan designed to reduce costs by improving operating efficiency and increasing revenue through the expansion of the breadth of services offered by the hospitals and the recruitment of physicians to the community. We believe that the long-term growth potential of a hospital is dependent on that hospital's ability to add appropriate health care services and effectively recruit and retain physicians.

     Each hospital management team is comprised of a chief executive officer, chief financial officer and chief nursing officer. We believe that the quality of the local management team at each hospital is critical to the hospital's success, because the management team is responsible for implementing the elements of our operating plan. The operating plan is developed by the local management team in conjunction with our senior management team and sets forth revenue enhancement strategies and specific expense benchmarks. We have implemented a performance-based compensation program for each local management team based upon the achievement of the goals set forth in the operating plan.

     While the local management team is responsible for the day-to-day operations of the hospitals, our corporate staff provides support services to each hospital, including physician recruiting, corporate compliance, reimbursement advice, standardized information systems, human resources, accounting, cash management and other finance activities, tax and insurance support. Financial controls are maintained through utilization of standardized policies and procedures. We promote communication among our hospitals so that local expertise and improvements can be shared throughout our network.

     To achieve the operating efficiencies set forth in the operating plan, we do the following:

     - evaluate existing hospital management;

     - adjust staffing levels according to patient volumes using best demonstrated practices by department;

     - install a standardized management information system; and

     - capitalize on purchasing efficiencies and renegotiate certain vendor contracts.

     We also enforce strict protocols for compliance with our supply contracts. All of our owned or leased hospitals currently purchase supplies and certain equipment pursuant to an arrangement we have with an affiliate of Columbia/HCA Healthcare Corporation. Vendor contracts also are evaluated, and based on cost comparisons, such contracts may be renegotiated or terminated. We prepare for the transition of management information systems to our standardized system prior to the completion of an acquisition, so that the newly-acquired hospital may begin using our management information systems following completion of the acquisition.

EXPANSION OF SERVICES

     As part of our efforts to improve access to quality health care in the communities we serve, we add services at our hospitals on an as-needed basis. Added services and care programs may include specialty inpatient services, such as cardiology, rehabilitation and subacute care, and outpatient services such as same-day surgery. We believe the establishment of quality emergency room departments, obstetrics and gynecological services are particularly important, because they are often the most visible and needed services provided to the community. We also make capital investments in technology and facilities to increase the quality and breadth of services available in the communities. By increasing the services provided at our hospitals and upgrading the technology used in providing such services, we believe that we improve the quality of care and the hospitals' reputation in each community, which in turn may increase patient census and revenue.

PHYSICIAN RECRUITMENT

     We work with local hospital boards, management and medical staff to determine the number and type of additional physicians needed in the community. Our corporate staff then assists the local management team in identifying and recruiting specific physicians to the community to meet those needs. The majority of physicians who relocate their practices to the communities served by our hospitals are identified by our internal physician recruiting staff, which is supplemented by the efforts of independent recruiting firms. When recruiting a physician to a community, we generally guarantee the physician a minimum level of cash collections during a limited initial period and assist the physician with his or her transition to the community. We require the physician to repay some or all of the amounts expended for such assistance in the event the physician leaves the community within a specified period. We prefer not to employ physicians; therefore, recruited physicians generally do not become our employees.

OWNED AND LEASED HOSPITALS

     We currently own or lease and operate 15 general acute care hospitals in California, Texas, Arizona, Colorado, Indiana, Nevada, Louisiana and Florida, with a total of 1,327 licensed beds. Of our 15 hospitals, 13 are the only providers of acute care services in their communities. The owned or leased hospitals represented 94.2% of our net operating revenue for the year ended December 31, 1999, compared to 92.3% for the year ended December 31, 1998.

     Our hospitals offer a wide range of inpatient medical services such as operating/recovery rooms, intensive care units, diagnostic services and emergency room services, as well as outpatient services such as same-day surgery, radiology, laboratory, pharmacy and physical therapy. Our hospitals also frequently provide certain specialty services which include rehabilitation and home health care. Our hospitals currently do not provide highly specialized surgical services such as organ transplants and open heart surgery and are not engaged in extensive medical research or educational programs.

     The following table sets forth certain information with respect to each of our owned or leased hospitals as of March 1, 2000.

                                                          LICENSED     OWNED/         DATE
HOSPITAL                                                    BEDS       LEASED       ACQUIRED
--------                                                  --------    ---------    -----------
City of Ennis Hospital
  Ennis, Texas..........................................      45      Leased(1)      Feb. 2000
Colorado Plains Medical Center
  Fort Morgan, Colorado.................................      50      Leased(2)      Dec. 1996
Colorado River Medical Center
  Needles, California...................................      53      Leased(3)      Aug. 1997
Doctors' Hospital of Opelousas
  Opelousas, Louisiana..................................     133      Owned          Jun. 1999
Elko General Hospital
  Elko, Nevada..........................................      50      Owned(4)       Jun. 1998
Eunice Community Medical Center
  Eunice, Louisiana.....................................      91      Leased(5)      Feb. 1999
General Hospital
  Eureka, California....................................      75      Owned(6)       Dec. 1996
Glades General Hospital
  Belle Glade, Florida..................................      73      Owned          Apr. 1999
Lake Havasu Regional Medical Center
  Lake Havasu City, Arizona.............................     118      Owned          May 1998
Minden Medical Center
  Minden, Louisiana.....................................     124      Owned          Oct. 1999
Ojai Valley Community Hospital
  Ojai, California......................................     110(7)   Owned          Dec. 1996

                                                          LICENSED     OWNED/         DATE
HOSPITAL                                                    BEDS       LEASED       ACQUIRED
--------                                                  --------    ---------    -----------
Palestine Regional Medical Center(8)
  Palestine, Texas......................................     257      Owned(9)       July 1996
Palo Verde Hospital
  Blythe, California....................................      55      Leased(10)     Dec. 1996
Parkview Regional Hospital
  Mexia, Texas..........................................      44      Leased(11)     Dec. 1996
Starke Memorial Hospital
  Knox, Indiana.........................................      49      Leased(12)     Oct. 1996
                                                           -----
          Total.........................................   1,327

---------------

 (1) The lease expires in February 2030, and is subject to three 10-year renewal terms at our option.
 (2) The lease expires in April 2014, and is subject to a five-year renewal term. We have a right of first refusal to purchase the hospital.
 (3) The lease expires in July 2012, and is subject to three five-year renewal terms. We have a right of first refusal to purchase the hospital.
 (4) This facility was acquired on June 11, 1998.
 (5) The lease expires in June 2008, and is subject to a five-year renewal option.
 (6) We initially leased this facility and exercised our option to purchase the hospital in December 1998.
 (7) Includes a 66-bed skilled nursing facility.
 (8) We initially acquired Memorial Mother Frances Hospital in July 1996. On October 1, 1999, we completed the acquisition of Trinity Valley Medical Center, which is also located in Palestine, Texas. With the completion of the acquisition we renamed Trinity Valley Medical Center as Palestine Regional Medical Center and we renamed Memorial Mother Frances Hospital as Palestine Regional Medical Center - West Campus. We operate the two as a single hospital with two campuses.
 (9) The hospital is owned by a partnership of which a subsidiary of ours is the sole general partner, with a 1.0% general partnership interest, and another subsidiary of ours has a limited partnership interest of not less than 94%, subject to an option by the other non-affiliated limited partner to acquire up to 10% of the total limited partnership interests. The partnership recently received additional capital contributions from its partners, and the exact ownership percentage of each limited partner remains subject to further negotiation.
(10) The lease expires in December 2002, and is subject to a ten-year renewal option. We have the option to purchase the hospital at any time prior to termination of the lease, subject to regulatory approval.
(11) The lease expires in January 2011, and is subject to two five-year renewal terms. We have a right of first refusal to purchase the hospital.
(12) The lease expires in September 2016, and is subject to two ten-year renewal options. We have a right of first refusal to purchase the hospital.

     City of Ennis Hospital is a 45-bed hospital located in Ennis, Texas, approximately 35 miles southeast of Dallas. Established in the mid-1950s, the hospital is owned by the City of Ennis. The acute care facility is the only hospital serving the Ennis community, which has a total service area population of approximately 85,000 people. The nearest competitor is the 73-bed Baylor Health Care System Waxahachie Hospital, located 17 miles from Ennis. The City of Ennis Hospital was previously operated by the Baylor Health Care System, which had closed most services at the hospital in November 1999, at which time ownership reverted back to the City of Ennis. Upon the commencement of our lease of the facility in February 2000, the hospital provided emergency, skilled nursing, lab and radiology services. We intend to have a full service acute care facility operating by April 1, 2000.

     Colorado Plains Medical Center is a 50-bed acute care facility located in Fort Morgan, Colorado, approximately 70 miles from Denver. Fort Morgan is an agricultural-based community with an estimated 12,000 residents and an estimated service area population of 43,000. The original hospital was built in 1952, and Brim purchased the hospital from the county in 1986. The hospital is the only rural-based level III trauma center in Colorado, and one of only 10 such rural centers in the United States. The hospital provides home health care services and opened an inpatient rehabilitation unit in September 1998. The hospital's major competition comes from the 276-bed Northern Colorado Medical Center located in Greeley, Colorado, which is about 45 miles west of Colorado Plains. East Morgan County Hospital, located nine miles away in Brush, Colorado, is the closest hospital to Colorado Plains and offers only limited services. Both of these competing hospitals are owned by the Lutheran Health System.

     Colorado River Medical Center is a 53-bed hospital located in Needles, California, approximately 100 miles southwest of Las Vegas, Nevada. The hospital, established in 1974, was previously owned by the City of Needles. Colorado River Medical Center is the only hospital serving a community base of approximately 20,000 people. Colorado River Medical Center has no significant in-market competition, but does suffer limited out-migration to a major university medical center in Loma Linda, California. Another competitor is

Bullhead Community Hospital, located 22 miles away, which serves the Laughlin, Nevada and Bullhead City, Arizona areas. We began construction in November, 1998 on a $3.5 million medical office building.

     Doctors' Hospital of Opelousas is a 133-bed general acute care facility, located in Opelousas, Louisiana approximately 21 miles east of Eunice, Louisiana where Province operates a 91-bed health care facility and approximately 22 miles north of Lafayette. Opelousas is the parish seat with a population of approximately 21,000 in the city of Opelousas and approximately 100,000 residents of the St. Landry Parish. We purchased the hospital from Columbia/HCA Healthcare Corporation which owned the hospital in a joint venture with 13 area physicians. The facility originally was constructed in 1981 with additions and renovations completed in 1984, including a Women's Healthcare Center. The primary competition for Doctors' Hospital of Opelousas is the 134-bed Opelousas General Hospital, a county owned not-for-profit facility located approximately five miles from Doctors' Hospital of Opelousas. We began construction in November, 1999 on a $5.6 million medical office building and a $3.0 million bed addition project.

     Elko General Hospital is a 50-bed acute care facility located in Elko, Nevada. Elko, Nevada is located 237 miles west of Salt Lake City, Utah, 295 miles northeast of Reno and 475 miles north of Las Vegas. Elko County's population is approximately 55,000, with the primary population base residing in the city of Elko. Originally constructed as a 20-bed hospital in 1920, Elko General Hospital has grown and expanded with the community undergoing two major renovations in 1958 and 1976. We began construction on February 1, 2000 on a new $30.0 million facility to serve the growing community.

     Eunice Community Medical Center is a 91-bed general acute care facility located in Eunice, Louisiana. Eunice, Louisiana is a community of approximately 20,000 people, located approximately 50 miles northwest of Lafayette. The total service area consisting of St. Landry Parish has a population of approximately 100,000. We entered into a 10-year lease with a 5-year renewal option on the facility. The hospital is located 21 miles from Opelousas General Hospital, a 133-bed facility, which we recently acquired. We must construct a replacement facility, at such time as the hospital reaches pre-determined operating levels. The lease will terminate at the time the replacement facility commences operations. Eunice Community Medical Center competes with Savoy Medical Center located in Mamou, Louisiana, approximately 15 miles north of Eunice.

     General Hospital is a 75-bed acute care hospital located in Eureka, California, approximately 300 miles north of San Francisco. Eureka, California has a population of 28,000 within the city limits, 46,000 in the immediate urban area, and 129,000 in the hospital's service area. General Hospital is one of two hospitals operating in the service area. General Hospital originally was established in 1906, and Brim Hospitals, Inc. acquired the hospital in January 1986 from the county. The hospital also operates an ambulatory surgery center and a home health agency that are located near the hospital.

     Glades General Hospital is a 73-bed full service general acute care facility serving the residents of Western Palm Beach, Hendry and Glades counties and is located 45 miles west of West Palm Beach on the southeast corner of Lake Okeechobee. Belle Glade, Florida has a service area population of 36,000. The nearest competitor is Columbia Palms West, located 30 miles away in Loxahatchee, Florida. We believe this market presents a solid growth opportunity for the hospital and the potential to open an emergency care clinic in the Pahokee market. We began construction in January, 2000 on a $1.5 million office building addition.

     Lake Havasu Regional Medical Center is a 118-bed acute care facility providing health care services for a population of over 41,000 primarily in the Lake Havasu City, Arizona area. Lake Havasu City is on the shore of Lake Havasu on the Colorado River border of California and Arizona. It is now the major population center of southern Mohave County, one of the fastest growing counties in the United States. We acquired the facility in May 1998 from the Samaritan Health System, a Phoenix, Arizona, based not-for-profit health care system. The hospital currently provides general acute care, skilled nursing care, radiation, oncology and diagnostic services, including the recent addition of a cardiac catheterization lab. Lake Havasu City has a service area population of 127,000 residents in the rapidly growing Colorado River basin. We began construction of a $26.0 million ancillary expansion in January, 2000.

     Minden Medical Center is a 124-bed general acute care hospital located in Minden, Louisiana. Minden, Louisiana is approximately 28 miles from Shreveport and has a service area population of approximately 64,000. Province acquired the facility in October 1999, along with Trinity Valley Medical Center, from Tenet Healthcare Corporation. The hospital currently provides general acute care, geriatric psychiatric and obstetric services. The hospital's nearest competitors are the Willis-Knight Medical Center and Bossier Medical Center, which are both located in Shreveport.

     Ojai Valley Community Hospital is a 110-bed acute care hospital, including a 66-bed nursing facility in Ojai, California, a geographically isolated community 85 miles northwest of Los Angeles. Ojai is located approximately 18 miles from Ventura, California, but its geographical isolation delays travel such that Ojai residents must drive for 30-60 minutes to reach Ventura by car. The Ojai Valley community includes about 31,000 residents. The acute care hospital was acquired by Brim, Inc. in April 1994. Ojai Valley Community Hospital's primary competitor is Community Memorial Hospital located in Ventura, California.

     Palestine Regional Medical Center is a two-campus, 257-bed general acute care hospital facility located in Palestine, Texas. Palestine, a community of approximately 19,000 residents, is located 50 miles south of Tyler, Texas and is roughly equidistant from Dallas and Houston. The total service area population for the hospital, which includes Anderson and eight surrounding counties, is estimated at 104,000 people. The main campus is comprised of the former Trinity Valley Medical Center, a 153-bed facility that we acquired in October 1999 from Tenet Healthcare Corporation. The West campus is comprised of the former Memorial Mother Frances Hospital, a 104-bed acute care facility also located in Palestine, which we have owned since 1996. Palestine Regional Medical Center competes indirectly with two other hospitals, Mother Francis Medical Center and East Texas Medical Center, both in Tyler, Texas. We completed construction in August, 1999 of a $3.8 million medical office building at the hospital's main campus.

     Palo Verde Hospital is a 55-bed acute care hospital located in Blythe, California, which is in southeast California on the Arizona border. The hospital is located in a community with a stable population of 20,000; however, the population increases significantly during the winter months. Brim Hospitals, Inc. entered into a lease to operate the hospital in January 1993 from the Palo Verde Hospital Association. The nearest competitor is Parker Hospital in Parker, California, which is approximately 45 miles from Palo Verde Hospital.

     Parkview Regional Hospital is a 44-bed acute care hospital located in Mexia, Texas. Parkview's primary service area includes Mexia and the surrounding Limestone County, as well as Freestone, Leon, and Hill counties. Mexia is the area's largest city with a population of 7,000 people. The service area of the hospital includes approximately 50,000 residents. Brim Hospitals, Inc. acquired the hospital through a long-term lease in February 1996. Parkview Regional Hospital is the only hospital in the community, but experiences competition from Waco hospitals, about 40 miles to the west.

     Starke Memorial Hospital is a 49-bed hospital in Knox, Indiana, a community located approximately 50 miles from South Bend. The town of Knox has a population of approximately 8,000, and the population of Starke County is estimated to be 23,200. The hospital's total service area, including the surrounding counties, is approximately 35,000. Established in 1952, the hospital had been owned by Starke County until we purchased it in October 1996. The nearest competing hospitals are the 36-bed St. Joe Marshall County Hospital, which is located 18 miles east in Plymouth, Indiana, and the 307-bed Starke Porter Memorial Hospital, which is located 32 miles away in Valpraiso, Indiana.

OPERATING STATISTICS

     The following table sets forth certain operating statistics for our owned or leased hospitals for each of the periods presented.

                                        BRIM      |
                                    (PREDECESSOR) |                     PROVINCE (SUCCESSOR)
                                    ------------- |               ---------------------------------
                                       PERIOD     |   PERIOD
                                    JANUARY 1 TO  |  FEB. 2 TO         YEAR ENDED DECEMBER 31,
                                    DECEMBER 18,  |  DEC. 31,     ---------------------------------
                                        1996      |    1996         1997        1998         1999
                                    ------------- |  ---------    --------    ---------    --------
                                                  |
Hospitals owned or leased at end                  |
  of period.......................           5    |         7            8           10           14
Licensed beds (at end of                          |
  period).........................         371    |       513          570          723        1,282
Beds in service (at end of                        |
  period).........................         266    |       393          477          647        1,186
Admissions........................       9,496    |     1,964       15,142       21,538       32,509
Average length of stay                            |
  (days)(1).......................         5.9    |       4.3          5.6          5.2          4.8
Patient days......................      56,310    |     8,337       84,386      110,816      156,846
Adjusted patient days(2)..........      96,812    |    15,949      149,567      195,998      273,394
Occupancy rate (% of licensed                     |
  beds)(3)........................        43.1%   |      39.5%        40.6%        42.0%        33.4%
Occupancy rate (% of beds in                      |
  service)(4).....................        60.1%   |      51.3%        48.5%        46.9%        36.2%
Net patient service revenue (in                   |
  thousands)......................     $87,900    |   $16,425     $149,296    $ 217,364     $323,319
Gross outpatient service revenue                  |
  (in thousands)..................     $64,472    |   $14,088     $110,879    $ 161,508     $257,248
Gross outpatient service revenue                  |
  (% of gross patient service                     |
  revenue.........................        43.4%   |      48.2%        44.5%        43.5%        42.6%

---------------

(1) Average length of stay is calculated based on the number of patient days divided by the number of admissions.
(2) Adjusted patient days have been calculated based on an industry-accepted revenue-based formula of multiplying actual patient days by the sum of gross inpatient revenue and gross outpatient revenue and dividing the result by gross inpatient revenue for each hospital, to reflect an approximation of the volume of service provided to inpatients and outpatients by converting total patient revenue to equivalent patient days.
(3) Percentages are calculated by dividing average daily census by average licensed beds.
(4) Percentages are calculated by dividing average daily census by average beds in service.

SOURCES OF REVENUE

     We receive payments for patient care from private insurance carriers, federal Medicare programs for elderly and disabled patients, HMOs, preferred provider organizations, state Medicaid programs, the Civilian Health and Medical Program of the Uniformed Services, also known as CHAMPUS, and from employers and patients directly. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following table sets forth the percentage of the patient days of our owned or leased hospitals (excluding the 66-bed skilled nursing facility at Ojai Valley Community Hospital) from various payors for the periods indicated. The data for the periods presented are not strictly comparable because of the significant effect that acquisitions have had on us. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            PERIOD
                                                         FEBRUARY 2 TO    YEAR ENDED DECEMBER 31,
                                                         DECEMBER 31,     -----------------------
SOURCE                                                       1996         1997     1998     1999
------                                                   -------------    -----    -----    -----
Medicare...............................................       63.3%        60.3%    57.8%    56.2%
Medicaid...............................................       12.0         13.1     11.1     12.4
Private and other sources..............................       24.7         26.6     31.1     31.4
                                                             -----        -----    -----    -----
          Total........................................      100.0%       100.0%   100.0%   100.0%
                                                             =====        =====    =====    =====

     All percentages in the table above exclude the 66-bed skilled nursing facility at Ojai Valley Community Hospital. Substantially all of the patient days at the Ojai Valley skilled nursing facility are provided by Medicaid. The Ojai Valley skilled nursing facility utilization is as follows:

                                                                                      PRIVATE AND
                                                                                         OTHER
                                                             MEDICARE    MEDICAID       SOURCES
                                                             --------    --------    -------------
Period February 2 to December 31, 1996.....................    16.0%       68.6%         15.4%
Year ended December 31, 1997...............................    11.8        76.2          12.0
Year ended December 31, 1998...............................     7.8        80.9          11.3
Year ended December 31, 1999...............................     4.5        83.1          12.5

MANAGEMENT INFORMATION SYSTEMS

     Upon the completion of an acquisition, one of our first steps is to convert the newly-acquired hospital to our management information system. Our hospital management system contains the primary software required to run an entire hospital, bundled into one software package. This software includes features such as a general ledger, patient accounting, billing, accounts receivable, payroll, accounts payable and pharmacy. Our goal is to convert an acquired hospital to our management information system within sixty days from the date of the acquisition.

QUALITY ASSURANCE

     Our hospitals implement quality assurance procedures to monitor the level of care. Each hospital has a medical director who supervises and is responsible for the quality of medical care provided. In addition, each hospital has a medical advisory committee comprised of physicians who review the professional credentials of physicians applying for medical staff privileges at the hospital. Medical advisory committees also review and monitor surgical outcomes along with procedures performed and the quality of the logistical, medical and technological support provided to the physician. We survey all of our patients either during their stay at the hospital or subsequently by mail to identify potential areas of improvement. All of our hospitals are accredited by the Joint Commission on Accreditation of Health Care Organizations.

REGULATORY COMPLIANCE PROGRAM

     We maintain a corporate-wide compliance program under the direction of Starley Carr, our Vice President of Corporate Compliance. Prior to joining our company, Mr. Carr served with the Federal Bureau of Investigation, where he investigated various white collar crimes, including those related to the health care industry. Our compliance program focuses on all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, laboratory and home health care operations. Each of our hospitals designates a compliance officer, and each facility undergoes an annual risk assessment to determine potential risk issues and develop plans to correct problems should they arise. In addition, all of our employees are given a thorough introduction to our ethical and compliance guidelines, as well as a guide to the proper resources to address any concerns that may arise. We also conduct annual training to re-emphasize our established guidelines. We regularly monitor corporate compliance programs to respond to developments in health care regulation and the industry. We also maintain a toll-free hotline to permit employees to report compliance concerns on an anonymous basis. In addition, the hotline is a method of obtaining answers to questions of compliance encountered during the day-to-day operation of a facility.

MANAGEMENT AND CONSULTING SERVICES

     Brim Healthcare, Inc., a wholly owned subsidiary, provides management services to 48 primarily non-urban hospitals in 18 states and Puerto Rico with a total of 3,584 licensed beds. These services are provided for a fixed monthly fee under three to seven-year contracts. Brim Healthcare, Inc. generally provides a chief executive officer, who is an employee of Brim Healthcare, Inc., and may also provide a chief financial officer. Brim Healthcare, Inc. typically does not employ other hospital personnel. Management services generally are limited to strategic planning, operational consulting and assistance with Joint Commission of Accreditation for Health Care Organizations accreditation and compliance. To further promote compliance, Brim Healthcare, Inc. requires that each of the hospitals that it manages have a compliance officer. In addition, to assist hospitals and community health care, Brim Healthcare, Inc. sometimes establishes regional provider networks. We believe that Brim Healthcare, Inc.'s contract management business provides a competitive advantage in identifying and developing relationships with suitable acquisition candidates and in understanding the local markets in which such hospitals operate. This subsidiary represented less than 6.0% of net operating revenue for the year ended December 31, 1999 compared to less than 8.0% of net operating revenue for the year ended December 31, 1998.

COMPETITION

     The primary bases of competition among hospitals in non-urban markets are the quality and scope of medical services, strength of referral network, location, and, to a lesser extent, price. With respect to the delivery of general acute care services, most of our hospitals face less competition in their immediate patient service areas than would be expected in larger communities. While our hospitals are generally the primary provider of health care services in their respective communities, our hospitals face competition from larger tertiary care centers and, in some cases, other non-urban hospitals. Some of the hospitals that compete with us are owned by governmental agencies or not-for-profit entities supported by endowments and charitable contributions, and can finance capital expenditures on a tax-exempt basis.

     One of the most significant factors in the competitive position of a hospital is the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital that we operate, our hospitals seek to retain physicians of varied specialties on the hospitals' medical staffs and to attract other qualified physicians. We believe physicians refer patients to a hospital primarily on the basis of the quality of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital's facilities, equipment and employees. Accordingly, we strive to maintain high ethical and professional standards and quality facilities, equipment, employees and services for physicians and their patients.

     Another factor in the competitive position of a hospital is management's ability to negotiate service contracts with purchasers of group health care services. HMOs and preferred provider organizations attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals' established charges. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete on the basis of market reputation, geographic location, quality and range of services, quality of the medical staff, convenience and price for service contracts with group health care service purchasers. The importance of obtaining contracts with managed care organizations varies from market to market, depending on the market strength of such organizations. Managed care contracts generally are less important in the non-urban markets served by us than they are in urban and suburban markets where there is typically a higher level of managed care penetration.

     State certificate of need laws, which place limitations on a hospital's ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Two states in which we operate,

Florida and Nevada, currently have certificate of need laws. The application process for approval of covered services, facilities, changes in operations and capital expenditures is, therefore, highly competitive. In those states that have no certificate of need laws or that set relatively high thresholds before expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending may be more prevalent. We have not experienced, and do not expect to experience, any material adverse effects from state certificate of need requirements or from the imposition, elimination or relaxation of such requirements. See "Item 1. Business - Health Care Regulation and Licensing."

     We, and the health care industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payers. As both private and government payers reduce the scope of what may be reimbursed and reduced reimbursement levels for what is covered, federal and state efforts to reform the health care system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payers may require changes in our facilities, equipment, personnel, rates and/or services in the future.

     The hospital industry and some of our hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average inpatient occupancy rates continue to be negatively affected by payer-required pre-admission authorization, utilization review, and payment mechanisms to maximize outpatient and alternative health care delivery services for less acutely ill patients. Admissions constraints, payer pressures and increased competition are expected to continue. We will endeavor to meet these challenges by expanding our facilities' outpatient services, offering appropriate discounts to private payer groups, upgrading facilities and equipment, and offering new programs and services.

     We also face competition for acquisitions primarily from for-profit hospital management companies as well as not-for-profit entities. Some of our competitors have greater financial and other resources than us. Increased competition for the acquisition of non-urban acute care hospitals could have an adverse impact on our ability to acquire such hospitals on favorable terms.

PROPERTIES

     In addition to our owned and leased hospitals, we own a 48,000 square foot office building in Portland, Oregon and lease approximately 33,488 square feet of office space for our corporate headquarters in Brentwood, Tennessee under a seven-year lease that expires on March 31, 2005 and contains customary terms and conditions. See "Item 1. Business -- Owned and Leased Hospitals."

EMPLOYEES AND MEDICAL STAFF

     As of March 1, 2000, we had 3,324 "full-time equivalent" employees, including 32 corporate personnel and 125 management company personnel. The remaining employees, most of whom are nurses and office personnel, work at the hospitals. We consider relations with our employees to be good. Approximately 1.56% of our employees are represented by unions.

     We typically do not employ physicians and, as of March 1, 2000, we employed less than 10 practicing physicians. Certain of our hospital services, including emergency room coverage, radiology, pathology and anesthesiology services, are provided through independent contractor arrangements with physicians.

GOVERNMENT REIMBURSEMENT

     A significant portion of our revenue is dependent upon Medicare and Medicaid payments. In recent years, fundamental changes in the Medicare and Medicaid programs, including the implementation of a prospective payment system for inpatient services at medical/surgical hospitals, have resulted in limitations on, and reduced levels of payment and reimbursement for, a substantial portion of hospital procedures and costs.

     Under the prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment known as diagnosis related group payments. Diagnosis related group payments do not consider a specific hospital's costs, but are national rates adjusted for area wage differentials. Psychiatric services, long-term care, rehabilitation, certain designated research hospitals and distinct parts of rehabilitation and psychiatric units within hospitals currently are exempt from the prospective payment system and are reimbursed on a cost-based system, subject to specific reimbursement caps, which are known as TEFRA limits.

     For several years, the percentage increases to the diagnosis related group payments rates have been lower than the percentage increases in the cost of goods and services purchased by general hospitals. The index used to adjust the diagnosis related group payments rates is based on a price proxy, known as the HCFA market basket index, reduced by Congressionally-mandated reduction factors. The historical diagnostic related group rate increases were 1.1%, 1.5%, 2%, 0, and .5% for federal fiscal years 1995, 1996, 1997, 1998 and 1999, respectively. The Balanced Budget Act of 1997 set the diagnostic related group payment rates of increase for future federal fiscal years at rates that will be based on the market basket rates less reduction factors of 1.8% in 2000, and 1.1% in 2001 and 2002. We anticipate that future legislation may further decrease the rates of increase for diagnosis related group payments, but we do not know the amount of the final reduction.

     Outpatient services provided by general hospitals are reimbursed by Medicare at the lower of customary charges or Medicare's definition of cost, subject to additional limits on the reimbursement of certain outpatient services. The Balanced Budget Act of 1997 mandated the implementation of the prospective payment system for Medicare outpatient services by January 1, 1999. This outpatient prospective payment system will be based on a system of Ambulatory Payment Categories. Each Ambulatory Payment Category will represent a bundle of outpatient services, and each Ambulatory Payment Category will be assigned a fully prospective reimbursement rate. Because final regulations implementing the outpatient prospective payment system have not been promulgated, we are not able to predict the full impact of this provision of the Balanced Budget Act of 1997. The Health Care Financing Administration has announced that the implementation of the outpatient prospective payment system will be delayed until July 1, 2000 or later. The outpatient prospective payment system will be further affected by changes mandated by the Medicare Balanced Budget Refinement Act of 1999. In most cases, this legislation will lessen the impact of reimbursement limitations imposed by the Balanced Budget Act of 1997. For example, the Balanced Budget Refinement Act of 1999 increases Medicare payments under the prospective payment system for hospital outpatient services provided to certain high-cost outlier patients.

     Medicare has special payment provisions for "Sole Community Hospitals." A Sole Community Hospital is generally the only hospital in at least a 35-mile radius or a 45-minute driving time radius. Colorado Plains, Colorado River, Elko, Havasu and Palo Verde qualify as Sole Community Hospitals under Medicare regulations. Special payment provisions related to Sole Community Hospitals include a higher diagnosis related group payments rate, which is based on a blend of hospital-specific costs and the national diagnosis related group payments rate; and a 90% payment "floor" for capital cost. In addition, the CHAMPUS program has special payment provisions for hospitals recognized as Sole Community Hospitals for Medicare purposes. The Balanced Budget Refinement Act of 1999 provides hospitals with greater flexibility to participate in Medicare as Sole Community Hospitals. The Balanced Budget Refinement Act of 1999 also provides a payment increase for Sole Community Hospitals for fiscal year 2001. For fiscal year 2001, the prospective payment system rate increase for hospitals not qualifying as Sole Community Hospitals is the market basket minus 1.1%. For Sole Community Hospitals, the prospective payment system rate increase will be the market basket percentage increase.

     Each state has its own Medicaid program that is funded jointly by such state and the federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit local needs and resources. As a result, each state Medicaid plan has its own payment formula and recipient eligibility criteria.

     The Balanced Budget Act of 1997 also repealed the Boren Amendment. The Boren Amendment was enacted in 1980 and imposed several requirements on states in their calculations of Medicaid rates. For example, the Boren Amendment required states to pay providers rates that are "reasonable and adequate" to meet the necessary costs of an efficiently operated facility. Although the full effect of the repeal of the Boren Amendment is not yet known, the likely result will be that states will begin setting lower Medicaid reimbursement rates than they would have under Boren.

     We own or lease four hospitals in California. The Medicaid program in California, known as Medi-Cal, reimburses hospital inpatient cost on one of three methods: (i) cost-based, subject to various limits known as MIRL/Peer Group limits; (ii) negotiated rates per discharge or per diems for hospitals under contract; or (iii) managed care initiatives, where payment rates tend to be capitated and networks must be formed. Three of our four California hospitals are cost-based for Medi-Cal and the other is paid under the negotiated contract method. None of our cost-based hospitals is currently subject to a MIRL/Peer Group limit, because its cost per discharge has historically been below the limit. There can be no assurance that this will remain the case in the future. Medi-Cal currently has a managed care initiative that is primarily targeted at urban areas. We do not expect that Medi-Cal will begin rural managed care contracting in the near future.

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

HEALTH CARE REGULATION AND LICENSING

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

     There continue to be federal and state proposals that would, and actions that do, impose more limitations on government and private payments to providers such as us. In addition, there are proposals to increase co-payments and deductibles from program and private patients. Our facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as "utilization review," have resulted in a decrease in certain treatments and procedures being performed. Utilization review entails the review of the admission and course of treatment of a patient by a third party. Utilization review by third-party peer review organizations is required in connection with the provision of care paid for by Medicare and Medicaid. Utilization review by third parties also is required under many managed care arrangements.

     Many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures and to make changes to private health care insurance. Various states have applied, or are considering applying, for a federal waiver from current Medicaid regulations to allow them to serve some of their Medicaid participants through managed care providers. These proposals also may attempt to include coverage for some people who presently are uninsured, and generally could have the effect of reducing payments to hospitals, physicians and other providers for the same level of service provided under Medicaid.

CERTIFICATE OF NEED REQUIREMENTS

     Some states require approval for purchase, construction and expansion of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. Two states in which we currently own hospitals, Florida and Nevada, have certificate of need laws. In addition, we may in the future buy additional hospitals in states that require certificates of need. We are unable to predict whether our hospitals will be able to obtain any certificates of need that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required.

ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS

     Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the "anti-kickback" statute, prohibit certain business practices and relationships that might influence the provision and cost of health care services reimbursable under Medicaid or Medicare or other federal health care programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from government programs, such as the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements of health care services providers that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities. The Health Insurance Portability and Accountability Act of 1996, which became effective January 1, 1997, added several new fraud and abuse laws. These new laws cover all health insurance programs--private as well as governmental. In addition, the Health Insurance Portability and Accountability Act of 1996 broadened the scope of certain fraud and abuse laws, such as the anti-kickback statute, to include not just Medicare and Medicaid services, but all health care services reimbursed under a federal or state health care program.

     There is increasing scrutiny by law enforcement authorities, the Office of Inspector General of the Department of Health and Human Services, the courts and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between health care providers and potential referral sources. Enforcement actions have increased, as evidenced by recent highly publicized enforcement investigations of certain hospital activities.

     In addition, provisions of the Social Security Act prohibit physicians from referring Medicare and Medicaid patients to providers of a broad range of designated health services with which the physicians or their immediate family members have ownership or certain other financial arrangements. Certain exceptions are available for employment agreements, leases, physician recruitment and certain other physician arrangements. These provisions are known as the Stark laws and are named for the legislative sponsor, Rep. Pete Stark (R-CA). A person making a referral, or seeking payment for services referred, in violation of the Stark laws would be subject to the following sanctions:

     - civil money penalties of up to $15,000 for each service;

     - assessments equal to twice the dollar value for each service; and/or

     - exclusion from participation in the Medicare program, which can subject the person or entity to exclusion from participation in state health care programs.

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

ENVIRONMENTAL REGULATIONS

     Our health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations, as well as our purchases and sales of facilities, also are subject to various other environmental laws, rules and regulations.

HEALTH CARE FACILITY LICENSING REQUIREMENTS

     Our health care facilities are subject to extensive federal, state and local legislation and regulation. In order to maintain their operating licenses, health care facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Our health care facilities hold all required governmental approvals, licenses and permits. All licenses, provider numbers and other permits or approvals required to perform our business operations are held by our subsidiaries. All of our hospitals are fully accredited by the Joint Commission on Accreditation of Health Care Organizations.

UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE

     Our health care facilities are subject to and comply with various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and practices are supervised extensively by committees of staff doctors at each health care facility, are overseen by each health care facility's local governing board, the primary voting members of which are physicians and community members, and are reviewed by our quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

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

PROPOSED MEDICAL RECORDS PRIVACY LEGISLATION

     The Health Insurance Portability and Accountability Act of 1996 directed Congress to pass comprehensive health privacy legislation no later than August 21, 1999. In the event Congress failed to pass such legislation, the act required the Secretary of Health and Human Services to issue regulations designed to protect the privacy of individually identifiable health information. Congress failed to pass the legislation, and on October 29, 1999, the Health and Human Services issued a proposed set of standards to comply with the act's mandate. The standards will apply to medical records created by health care providers, hospitals, health plans and health care clearinghouses that are either transmitted or maintained electronically and the paper printouts created from these records. The proposed standards:

     - increase consumer control over their medical records,

     - mandate substantial financial penalties for violation of a patient's right to privacy, and

     - with a few exceptions, require that an individual's health care information only be used for health purposes.

     The proposed standards also require health care providers to implement and enforce privacy policies to ensure compliance with the standards. The proposed standards are not yet final, and may be modified prior to finalization. Until the standards are finalized, we cannot know the extent of our costs for implementing the requirements imposed by the regulations. We have appointed an internal task force to study the proposed regulations' potential effects on our business and to prepare us for compliance with the regulations.

CALIFORNIA SEISMIC STANDARDS

     California enacted the Alfred E. Alquist Hospital Facilities Seismic Safety Act in 1973 and substantially amended the Alquist Act in 1983 and 1995. The Act requires that the California Building Standards Commission adopt earthquake performance categories, seismic evaluation procedures, standards and timeframes for upgrading certain facilities, and seismic retrofit building standards. These regulations require hospitals to meet seismic performance standards to ensure that they are capable of providing medical services to the public after an earthquake or other disaster. The Building Standards Commission completed its adoption of evaluation criteria and retrofit standards in 1998.

     The Alquist Act requires that within three years after the Building Standards Commission has adopted evaluation criteria and retrofit standards:

     - certain hospitals must conduct seismic evaluations and submit these evaluations to the Office of Statewide Health Planning and Development, Facilities Development Division for its review and approval;

     - hospitals must identify the most critical nonstructural systems that represent the greatest risk of failure during an earthquake and submit timetables to Office of Statewide Health Planning and Development, Facilities Development Division for its review and approval; and

     - regulated hospitals must prepare a plan and compliance schedule for each regulated building demonstrating the steps a hospital will take to bring the hospital buildings into compliance with the regulations and standards.

     We will be required to conduct engineering studies of our California facilities to determine whether and to what extent modifications to our facilities will be required. If significant modifications are required to comply with the seismic standards, we could incur substantial capital costs. Compliance plans, if necessary, must be filed with the State of California by 2002. Any facilities currently not in compliance with the seismic regulations and standards must be brought into compliance by 2008.

PROFESSIONAL LIABILITY

         As part of our business, we are subject to claims of liability for events occurring as part of the ordinary course of hospital operations. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts that management believes to be sufficient for our operations, although some claims may exceed the scope of the coverage in effect. We also have a tail policy that transfers all risk for our professional liability, and we maintain umbrella coverage. At various times in the past, the cost of malpractice and other liability insurance has risen significantly. Therefore, there can be no assurance that adequate levels of insurance will continue to be available at a reasonable price.

     Through our typical hospital management contract, we attempt to protect ourselves from such liability by requiring the hospital to maintain certain specified limits of insurance coverage, including professional liability, comprehensive general liability, worker's compensation and fidelity insurance, and by requiring the hospital to name us as an additional insured party on the hospital's professional and comprehensive general liability policies. We also maintain certain contingent liability policies designed to cover contingent exposure Brim Hospitals, Inc. could incur under such management contracts. Our management contracts generally provide for our indemnification by the hospital against claims that arise out of hospital operations. However, there can be no assurance the hospitals will maintain such insurance or that such indemnities will be available.

ITEM 2. PROPERTIES

       Information with respect to our hospital facilities and other properties can be found in Item 1 of this report under the captions, "Business - Owned and Leased Hospitals," and "Business - Properties."

ITEM 3. LEGAL PROCEEDINGS

       Our company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts or for wrongful restriction of or interference with physician's staff privileges. In certain of these actions, plaintiffs request punitive or other damages that may not be covered by insurance. We currently are not a party to any proceeding which, in management's opinion, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Nasdaq National Market under the symbol "PRHC." For 1999 the high and low sales prices for our common stock as reported by Nasdaq National Market, were as follows:


1998                                            HIGH         LOW
-------------------                             ------       ------
First Quarter                                   $27 1/8      $18 7/8
Second Quarter                                   29 5/8       23
Third Quarter                                    37 1/4       25 3/8
Fourth Quarter                                   36           20 1/4


1999
-------------------

First Quarter                                   $36          $13
Second Quarter                                   24 1/2       13 7/16
Third Quarter                                    20 3/16      10 1/2
Fourth Quarter                                   23 7/8       10 5/8

        As of March 1, 2000, there were approximately 320 record holders of our common stock.

         We historically have retained and currently intend to retain all earnings to finance the development and expansion of our operations and, therefore, do not anticipate paying cash dividends or making any other distributions on our shares of common stock in the foreseeable future. Furthermore, our credit facilities contain restrictions on our ability to pay dividends. Our future dividend policy will be determined by our Board of Directors on the basis of various factors, including our results of operations, financial condition, business opportunities, capital requirements and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of:

                  - Our predecessor, Brim, Inc., as of and for the year ended December 31, 1995, and as of December 18, 1996 and for the period January 1, 1996 to December 18, 1996, and

                  - Our company as of December 31, 1996, 1997, 1998 and 1999 and for the period February 2, 1996 to December 31, 1996 and the years ended December 31, 1997, 1998 and 1999. The selected financial information for the predecessor and our company has been derived from the audited consolidated financial statements of the predecessor and our company.

       The selected consolidated financial data are qualified by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes, appearing elsewhere in this Report.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        |                          Province
                                             Brim(Predecessor)(1)(2)    |                     (Successor)(1)(2)
                                          ---------------------------   |   ------------------------------------------------------
                                                             Period     |    Period
                                                             Jan. 1,    |    Feb. 2,
                                           Year Ended        1996 To    |    1996 To               Year Ended December 31,
                                          December 31,       Dec. 18,   |    Dec. 31,       --------------------------------------
                                              1995            1996      |     1996            1997           1998          1999
                                            ---------       ---------   |   ---------       ---------       --------      --------
                                                                        |
INCOME STATEMENT DATA:                                                  |
Net operating revenue                       $ 101,214       $ 112,600   |   $  17,255       $ 170,527       $238,855      $346,692
Income (loss) from continuing                                           |
    operations                                  3,369          (5,307)  |      (1,316)          4,075         10,007        14,501
Net income (loss)                               3,105             708   |      (1,578)          4,075         10,007        14,501
Net income (loss) to common                                             |
    shareholders                                                        |      (1,750)         (1,002)         9,311        14,501
Net income (loss) per share to                                          |
    common shareholders- diluted                                        |       (0.61)          (0.17)          0.68          0.91
Cash dividends declared                                                 |
    per common share                                                    |          --              --             --            --
BALANCE SHEET DATA (AT END OF PERIOD):                                  |
Total assets                                   50,888          76,998   |     160,521         176,461        339,377       502,213
Long-term obligations, less                                             |
    current maturities                          7,161          75,995   |      77,789          83,043        134,301       259,992
Mandatory redeemable preferred                                          |
    stock                                       8,816          31,824   |      46,227          50,162             --            --
Common stockholders' equity (deficit)          15,366         (56,308)  |        (490)         (1,056)       169,191       184,359


(1) Our company was formed on February 2, 1996. On December 18, 1996, Brim, Inc. completed a leveraged recapitalization. Immediately thereafter on December 18, 1996, we acquired Brim, Inc. in a transaction accounted for as a reverse acquisition. Therefore, the assets and liabilities of Brim, Inc. were recorded at fair value as required by the purchase method of accounting, and the operations of Brim, Inc. were reflected in the operations of the combined enterprise from the date of acquisition. Because we had been in existence for less than a year at December 31, 1996, and because Brim, Inc. had been in existence for several years, we are considered the successor to Brim, Inc.'s operations. The balance sheet data of Brim, Inc. as of December 18, 1996, represents the historical cost basis of Brim, Inc.'s assets and liabilities after the leveraged recapitalization, but prior to the reverse acquisition.

(2) The financial data of the predecessor and successor for the periods presented are not strictly comparable due to the significant effect that acquisitions, divestitures and the recapitalization of Brim, Inc have had on such data. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Acquisitions and Divestitures" and Note 3 to the notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Report.

OVERVIEW

     We are a health care services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of December 31, 1999, we owned and operated 14 general acute care hospitals in eight states with a total of 1,282 licensed beds, and managed 48 hospitals in 18 states, plus Puerto Rico, with a total of 3,584 licensed beds. In addition, in February 2000, we entered into a long-term lease agreement for the City of Ennis Hospital, a 45-bed acute care facility located in Ennis, Texas.

     Our company was founded in February 1996 by Golder, Thoma, Cressey, Rauner Fund IV, L.P. and Martin S. Rash to acquire and operate hospitals in attractive non-urban markets. We acquired our first hospital, Memorial Mother Frances Hospital in Palestine, Texas, in July 1996.

     In December 1996, we acquired Brim, Inc. in a transaction accounted for as a reverse acquisition. Therefore, the assets and liabilities of Brim were recorded at fair value as required by the purchase method of accounting, and the operations of Brim were reflected in the operations of the combined enterprise from the date of acquisition. Because we had been in existence for less than a year at December 31, 1996, and because Brim had been in existence for several years, we are considered the successor to Brim's operations.

IMPACT OF ACQUISITIONS AND DIVESTITURES

     An integral part of our strategy is to acquire non-urban acute care hospitals. Because of the financial impact of our recent acquisitions, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented. In addition, due to the relatively small number of owned and leased hospitals, each hospital acquisition can materially affect our overall operating performance. Upon the acquisition of a hospital, we typically take a number of steps to lower operating costs. The impact of such actions may be offset by cost increases to expand services, strengthen medical staff and improve market position. The benefits of these investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly-acquired hospital may adversely affect overall operating margins in the near term. As we make additional hospital acquisitions, we expect that this effect will be mitigated by the expanded financial base of existing hospitals and the allocation of corporate overhead among a larger number of hospitals. We may also divest certain hospitals in the future if we determine a hospital no longer fits within our strategy.

  1997 Acquisition

     In August 1997, we acquired Colorado River Medical Center in Needles, California by purchasing certain assets and assuming certain liabilities and entering into a fifteen-year lease agreement, with three five-year renewal options, for a purchase price of approximately $6.3 million. The 1997 results of operations include five months of operations for Colorado River Medical Center.

  1998 Acquisitions

     In May 1998, we acquired Lake Havasu Regional Medical Center in Lake Havasu City, Arizona, for approximately $107.5 million. In June 1998, we acquired Elko General Hospital in Elko, Nevada for a purchase price of approximately $23.3 million. To finance these acquisitions, we borrowed $106.0 million and $22.0 million, respectively, under our revolving credit facility.

     The 1998 results of operations include twelve months of operations for the acquisition in 1997, plus eight months of operations for Lake Havasu Regional Medical Center and six and one-half months of operations for Elko General Hospital.

  1999 Acquisitions

     In February 1999, we entered into a special services agreement for the lease of Eunice Community Medical Center in Eunice, Louisiana by purchasing certain assets totaling $4.9 million and assuming certain liabilities and entering into a ten-year lease agreement, with a five-year renewal option, totalling $0.8 million.

     In April 1999, we acquired the assets of Glades General Hospital in Belle Glade, Florida totaling $17.2 million and assumed liabilities totaling $4.9 million. To finance this acquisition, we borrowed $13.5 million under our revolving credit facility.

     In June 1999, we acquired the assets totaling $25.7 million and assumed liabilities totaling $2.8 million of Doctors' Hospital of Opelousas in Opelousas, Louisiana. To finance this acquisition, we borrowed $22.0 million under our revolving credit facility.

     In October 1999, we acquired the assets totaling $82.5 million and assumed liabilities totaling $4.2 million of Trinity Valley Medical Center in Palestine, Texas and Minden Medical Center in Minden, Louisiana. To finance the acquisition, we borrowed $77.0 million under our revolving credit facility. Following the acquisition, we merged Trinity Valley Medical Center into Memorial Mother Frances Hospital, a hospital that we already owned in Palestine, Texas, and changed the name of the hospital to Palestine Regional Medical Center.

     The 1999 results include twelve months of operations for the acquisitions in 1997 and 1998, ten months and six days of operations for Eunice Community Medical Center, eight and one-half months of operations for Glades General Hospital, seven months of operations for Doctors' Hospital of Opelousas, and three months of operations for Trinity Valley Medical Center and Minden Medical Center.

     All the acquisitions described above were accounted for as purchase business combinations, and the results of operations of the hospitals have been included in our results of operations from the purchase dates forward.

  Recent Acquisitions

     In February 2000, we entered into a long-term lease agreement for the City of Ennis Hospital in Ennis, Texas by entering into a 30-year lease agreement. The aggregate rental payments required under the long-term lease total $3.0 million.

GENERAL

     The federal Medicare program accounted for approximately 60.3%, 57.8% and 56.2% of hospital patient days in 1997, 1998 and 1999, respectively. The state Medicaid programs accounted for approximately 13.1%, 11.1% and 12.4% of hospital patient days in 1997, 1998 and 1999, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

     Both federal and state legislators are continuing to scrutinize the health care industry for the purpose of reducing health care costs. While we are unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, we expect continuing pressure to limit expenditures by governmental health care programs. The Balanced Budget Act of 1997 imposed certain limitations on increases in the inpatient Medicare rates paid to acute care hospitals. Payments for Medicare outpatient services provided at acute care hospitals and home health services historically have been paid based on costs, subject to certain limits. The Balanced Budget Act of 1997 requires that the payment for those services be converted to a prospective payment system, which will be phased in over time. The Balanced Budget Act of 1997 also includes a managed care option that could direct Medicare patients to managed care organizations. Further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and our company.

     Some of our acute care hospitals, like most acute care hospitals in the United States, have significant unused capacity. The result is substantial competition for patients and physicians. Inpatient utilization continues to be affected negatively by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. We expect increased competition and admission constraints to continue in the future. The ability to respond successfully to these trends, as well as spending reductions in governmental health care programs, will play a significant role in determining the ability of our hospitals to maintain their current rate of net revenue growth and operating margins.

     We expect the industry trend in increased outpatient services to continue because of the increased focus on managed care and advances in technology. Outpatient revenue of our owned or leased hospitals was approximately 44.5%, 43.5% and 42.6% of gross patient service revenue in 1997, 1998 and 1999, respectively.

     The billing and collection of accounts receivable by hospitals are complicated by:

     - the complexity of the Medicare and Medicaid regulations;

     - increases in managed care;

     - hospital personnel turnover;

     - the dependence of hospitals on physician documentation of medical records; and

     - the subjective judgment involved.

     There can be no assurance that this complexity will not negatively impact our future cash flows or results of operations.

     The federal government and a number of states are rapidly increasing the resources devoted to investigating allegations of fraud and abuse in the Medicare and Medicaid programs. At the same time, regulatory and law enforcement authorities are taking an increasingly strict view of the requirements imposed on providers by the Social Security Act and Medicare and Medicaid regulations. Although we believe that we are in material compliance with such laws, a determination that we have violated such laws, or even the public announcement that we were being investigated concerning possible violations, could have a material adverse effect on our company.

     Our historical financial trend has been impacted favorably by our success in acquiring acute care hospitals. While we believe that trends in the health care industry described above may create possible future acquisition opportunities, there can be no assurances that we can continue to maintain our current growth rate through hospital acquisitions and successfully integrate the hospitals into our system.

     Our owned and leased hospitals accounted for 88.8%, 92.3% and 94.2% of our net operating revenue in 1997, 1998 and 1999, respectively. We currently own four hospitals in California, which accounted for 40.9%, 33.4% and 22.7% of net operating revenue in 1997, 1998 and 1999, respectively. This concentration of results of operations in this market increases the risk that adverse developments at these facilities, or in the economic, regulatory or industry environment in California, could have a material adverse effect on our operations or financial condition.

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our financial statements. Resolution of matters, for example, final settlements with third party payors, may result in changes from those estimates. The timing and amount of such changes in estimates may cause fluctuations in our quarterly or annual operating results.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, information expressed as a percentage of net operating revenue. Such information has been derived from our consolidated statements of income included elsewhere in this report. The results of operations for the periods presented include hospitals from their acquisition dates, as previously discussed.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
Net operating revenue.......................................  100.0%   100.0%   100.0%
Operating expenses (1)......................................   86.0     82.4     82.8
                                                              -----    -----    -----
EBITDA (2)..................................................   14.0     17.6     17.2
Depreciation and amortization...............................    4.4      5.6      5.7
Interest....................................................    4.8      4.4      4.0
Minority interest...........................................    0.3      0.1      0.0
                                                              -----    -----    -----
Income before income taxes..................................    4.5      7.5      7.5
Provision for income taxes..................................   (2.1)    (3.3)    (3.3)
                                                              -----    -----    -----
Net income..................................................    2.4%     4.2%     4.2%
                                                              =====    =====    =====

---------------

(1) Operating expenses represent expenses before interest, minority interest, income taxes, depreciation and amortization.
(2) EBITDA represents the sum of income before income taxes, interest, depreciation and amortization, minority interest, and loss (gain) on sale of assets. We understand that industry analysts generally consider EBITDA to be one measure of the financial performance of a company that is presented to assist investors in analyzing the operating performance of a company and its ability to service debt. We believe that an increase in EBITDA level is an indicator of our improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

     Hospital revenues are received primarily from Medicare, Medicaid and commercial insurance. The percentage of revenues received from the Medicare program is expected to increase due to the general aging of the population. The payment rates under the Medicare program for inpatients are based on a prospective payment system, based upon the diagnosis of a patient. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. In addition, states, insurance companies and employers are actively negotiating the amounts paid to hospitals as opposed to their standard rates. The trend toward managed care, including health maintenance organizations, preferred provider organizations and various other forms of managed care, may affect the hospitals' ability to maintain their current rate of net revenue growth.

     Net operating revenue is comprised of:

     - net patient service revenue from our owned and leased hospitals;

     - management and professional services revenue; and

     - other revenue.

     Net patient service revenue is reported net of contractual adjustments and policy discounts. The adjustments principally result from differences between the hospitals' customary charges and payment rates under the Medicare, Medicaid and other third-party payor programs. Customary charges generally have increased at a faster rate than the rate of increase for Medicare and Medicaid payments. Operating expenses of the hospitals primarily consist of salaries and benefits, purchased services, supplies, provision for doubtful accounts and other operating expenses, principally consisting of utilities, insurance, property taxes, travel, freight, postage, telephone, advertising, repairs and maintenance.

     Management and professional services revenue is comprised of fees from management and professional consulting services provided to third-party hospitals pursuant to management contracts and consulting arrangements. Management and professional services revenue plus reimbursable expenses totals less than 6% of consolidated net operating revenue. Operating expenses for the management and professional services business primarily consist of salaries and benefits and reimbursable expenses.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net operating revenue increased from $238.9 in 1998 to $346.7 in 1999, an increase of $107.8 million or 45.1%. Net patient service revenue generated by hospitals owned during both periods, including Palestine Regional Medical Center, increased $21.1 million, or 9.9%, resulting from inpatient and outpatient volume increases, new services and price increases. Cost report settlements and the filing of cost reports resulted in positive revenue adjustments of $4.0 million, or 1.8% of net operating revenue, in 1998, and $0.9 million, on 0.2% of net revenues in 1999. The remaining increase was primarily attributable to the acquisitions of additional hospitals in 1998 and 1999.

     Operating expenses increased from $196.8 million, or 82.4% of net operating revenue, in 1998 to $287.2 million, or 82.8% of net operating revenue in 1999. The increase in operating expenses of hospitals owned during both periods resulted primarily from new services, volume increases, change in case mix and increased recruiting expenses, offset by a decrease in provision for doubtful accounts. The majority of the increase in operating expenses was attributable to the acquisition of additional hospitals in 1998 and 1999.

     EBITDA increased from $42.1 million, or 17.6% of net operating revenue, in 1998 to $59.5 million, or 17.2% of net operating revenue, in 1999.

     Depreciation and amortization expense increased from $13.4 million, or 5.6% of net operating revenue, in 1998, to $19.7 million, or 5.7% of net operating revenue in 1999. The increase in depreciation and amortization resulted primarily from the acquisitions in 1999 and a full year of expense for acquisitions made in 1998. Interest expense as a percent of net operating revenue decreased from 4.4% in 1998 to 4.0% in 1999.

     Income before provision for income taxes was $25.6 million in 1999, compared to $17.9 million in 1998, an increase of $7.7 million or 43.0%. The increase resulted primarily from the acquisition of additional hospitals in 1998 and 1999.

     Our provision for income taxes was $11.1 million in 1999, compared to $7.9 million in 1998. These provisions reflect effective income tax rates of 43.5% in 1999 compared to 44.2% in 1998. See Note 8 of the notes to our consolidated financial statements for information regarding differences between effective tax rates and statutory rates.

     Net income was $14.5 million, or 4.2% of net operating revenue, in 1999, compared to $10.0 million, or 4.2% of net operating revenue in 1998.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net operating revenue increased from $170.5 million in 1997 to $238.9 million in 1998, an increase of $68.4 million or 40.1%. Net patient service revenue generated by hospitals owned during both periods increased $5.2 million, or 3.4% in 1998, primarily as a result of higher volumes and price increases, partially offset by increased managed care and charity care discounts and the effects of the Balanced Budget Act of 1997. Cost report settlements and the filing of cost reports during the year resulted in positive revenue adjustments of $3.3 million, or 2.2% of net patient service revenue, in 1997 and $4.0 million, or 1.8% of net patient service revenue, in 1998. The remaining increase of $63.2 million was primarily attributable to the acquisition of additional hospitals in 1997 and 1998.

     Operating expenses increased from $146.7 million in 1997, to $196.8 million in 1998, an increase of $50.1 million or 34.2%. Operating expenses were 86.0% of net operating revenue in 1997, compared to 82.4% in 1998. The increase in operating expenses of hospitals owned during both periods resulted from volume increases, increased services and change in case mix, offset by decreased expenses in home health as a result of the Balanced Budget Act of 1997, and decreased expenses from the closing of two geriatric psychiatric units. The majority of the increase in operating expenses was attributable to the acquisition of additional hospitals in 1997 and 1998.

     EBITDA was $23.8 million, or 14.0% of net operating revenue in 1997, compared to $42.1 million, or 17.6% of net operating revenue in 1998. The increase is primarily the result of the acquisition of additional hospitals in 1997 and 1998.

     Depreciation and amortization expense was $7.6 million, or 4.4% of net operating revenue in 1997 compared to $13.4 million, or 5.6% of net operating revenue, in 1998. The increase in depreciation and amortization resulted from the acquisition of additional hospitals in 1997 and 1998 and increased capital expenditures. Interest expense as a percent of net operating revenue decreased from 4.8% in 1997 to 4.4% in 1998.

     Income before income taxes was $17.9 million in 1998, compared to $7.7 million in 1997, an increase of $10.2 million. The increase resulted primarily from the acquisition of additional hospitals in 1998.

     Our provision for income taxes was $7.9 million in 1998, compared to $3.7 million in 1997. These provisions reflect effective income tax rates of 44.2% in 1998, compared to 47.2% in 1997. See Note 8 of the notes to our consolidated financial statements for information regarding differences between effective tax rates and statutory rates.

     Net income was $4.1 million, or 2.4% of net operating revenue in 1997, compared to $10.0 million, or 4.2% of net operating revenue in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, we had working capital of $64.0 million. The ratio of current assets to current liabilities was 2.5 to 1.0 at December 31, 1999, and
3.3 to 1.0 at December 31, 1998.

     Total long-term obligations increased to $260.0 million at December 31, 1999, from $134.3 million at December 31, 1998. The increase resulted primarily from the borrowings to finance the acquisition of additional hospitals in 1999.

     On September 10, 1999, we increased the size of our credit facility to $295.0 million, including a $255.3 million revolving line of credit and a $39.7 million end-loaded lease facility. At December 31, 1999, we had $246.3 million outstanding under our revolving line of credit and $43.4 million available, which includes availability under the end-loaded lease facility that can be converted to revolver availability at our option.

     Our credit facility contains limitations on our ability to incur additional indebtedness including contingent obligations, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, and pay dividends. Our credit facility also requires us to maintain a specified net worth and meet or exceed certain coverage, leverage, and indebtedness ratios. Indebtedness under our credit facility is secured by substantially all of our assets. We are required under our credit facility to pay certain commitment fees, based upon amounts borrowed and available for borrowing, during the term of our agreement.

     Interest rate swap agreements are used to manage our interest rate exposure under our credit facility. In 1997, we entered into an interest rate swap agreement, which effectively converted for a five-year period $35.0 million of floating-rate borrowings to fixed-rate borrowings. In 1998, we entered into an interest rate swap agreement, which effectively converted for a five-year period $45.0 million of floating-rate borrowings to fixed-rate borrowings. We secured a 6.27% fixed interest rate on the 1997 swap agreement, and a 5.625% fixed interest rate on the 1998 swap agreement.

     Cash used in operations was $0.8 million in 1997 and $4.1 million in 1998, and cash provided by operations was $19.0 million in 1999. Cash used in investing activities was $18.2 million in 1997, $146.4 million in 1998 and $140.1 million in 1999, relating primarily to acquisitions and capital expenditures. Net cash provided by financing activities was $12.0 million in 1997, relating primarily to net proceeds from long-term debt and issuance of preferred stock. Net cash provided by financing activities was $148.5 million in 1998, relating primarily to our initial public offering and our follow-on equity offering and the application of the proceeds, and net borrowings to finance acquisitions. Cash provided by financing activities was $119.0 million in 1999, relating primarily to net borrowings to finance acquisitions.

     We intend to acquire additional acute care facilities, and are actively seeking out such acquisitions. There can be no assurance that we will not require additional debt or equity financing for any particular acquisition. Also, we continually review our capital needs and financing opportunities and may seek additional equity or debt financing for our acquisition program or other needs.

     Capital expenditures in 1998 and 1999, were $15.5 million and $20.9 million, respectively. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2000 of approximately $24.3 million, exclusive of any acquisitions of businesses or construction projects. Planned capital expenditures for 2000 consist principally of capital improvements to owned and leased hospitals. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility. With respect to construction projects, we have started construction of a replacement facility for Elko General Hospital, currently expected to cost approximately $30.0 million, and if pre-determined operating levels are achieved, we have agreed to build replacement facilities for Eunice Community Medical Center, currently expected to cost approximately $20.0 million, and Glades General Hospital, currently expected to cost approximately $25.0 million. We cannot estimate whether and when each hospital will achieve its individual pre-determined operating levels, but we believe it will take approximately thirty-six months to complete construction from such date. We have started construction on an ancillary expansion at Lake Havasu Regional Medical Center, which is expected to cost approximately $26.0 million. In addition, in connection with certain acquisitions we have made, we have committed and may commit in the future to spend specified amounts for capital expenditures.

IMPACT OF YEAR 2000 ISSUES

     In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $1.0 million during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our services, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued, and was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS no. 133 for one year. This statement requires all derivatives to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting the statement's hedge criteria are included in income. We expect to adopt the new statement January 1, 2001, and do not expect the adoption of this statement to have a significant effect on our results of operations or financial position.

INFLATION

     The health care industry is labor intensive. Wages and other expenses increase, especially during periods of inflation and labor shortages. In addition, suppliers pass along to us rising costs in the form of higher prices. We generally have been able to offset increases in operating costs by increasing charges for services, expanding services, and implementing cost control measures to curb increases in operating costs and expenses. In light of cost containment measures imposed by government agencies and private insurance companies, we are unable to predict our ability to offset or control future cost increases, or our ability to pass on the increased costs associated with providing health care services to patients with government or managed care payors, unless such payors correspondingly increase reimbursement rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our primary market risk involves interest rate risk. Our interest expense is sensitive to changes in the general level of U. S. interest rates. To mitigate the impact of fluctuations in U. S. interest rates, we generally expect to maintain a substantial percent of its debt as fixed rate in nature by entering into interest rate swap transactions. The $80.0 million of aggregate interest rate swap agreements, entered into in 1997 and 1998, are contracts to exchange periodically fixed and floating interest rate payments over the lives of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. The interest rate swap agreements do not constitute positions independent of the underlying exposures. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features. The swap agreements allow the counterparty a one-time option at the end of the initial term to cancel the agreement or extend the swaps for an incremental time period. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments. The counterparties are creditworthy financial institutions, and we expect our counterparties to fully satisfy their contract obligations. We received a weighted average rate of 5.72%, 5.67% and 5.27%, and paid a weighted average rate of 6.27%, 6.14% and 5.91% on our interest rate swap agreements, for the years ended December 31, 1997, 1998 and 1999, respectively.

      The carrying amount of our total debt of $134.3 million and $260.0 million at December 31, 1998 and 1999, respectively, approximated fair value. We had $128.7 million and $249.2 million of variable rate debt outstanding at December 31, 1998 and 1999, respectively, with interest rate swaps in place to offset the variability of $80.0 million of this balance in 1998 and 1999. At this borrowing level, a hypothetical 10% adverse change in interest rates, considering the effect of the interest rate hedge agreements, would have an unfavorable impact on our net income and cash flows of approximately $0.3 million in 1998 and $0.7 million in 1999. A hypothetical 10% adverse change in interest rates on the fixed-rate debt would not have a material impact on the fair value of such debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to the executive officers and directors of our company is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 25, 2000. Such proxy statement will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

      Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 25, 2000.

ITEM 11. EXECUTIVE COMPENSATION

      Information with respect to the compensation of our executive officers is incorporated by reference from our proxy statement relating to our annual meeting of shareholders to be held on May 25, 2000 except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the proxy statement are expressly not incorporated herein by reference. Such proxy statement will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to the security ownership of certain beneficial owners of our common stock and management is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 25, 2000. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information with respect to certain relationships and related transactions between our company and its executive officers and directors is incorporated by reference from our Proxy Statement relating to the annual meeting of shareholders to be held on May 25, 2000. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)(1) and (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Our Consolidated Financial Statements and Financial Statement Schedule required to be included in Part II, Item 8 are indexed on Page F-1 and submitted as a separate section of this Report.

       (a)(3) EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------
2.1               Agreement and Plan of Merger, dated as of December 16, 1996, between Brim, Inc. and Carryco, Inc. (a)

2.2 Plan and Agreement of Merger, dated as of December 17, 1996, between Brim, Inc., Principal Hospital Company and Principal
                  Merger Company (a)

2.3 Agreement and Plan of Merger, dated as of November 27, 1996, between Brim, Inc., Brim Senior Living, Inc., Encore Senior
                  Living, L.L.C. and Lee Zinsli (a)

2.4 Amended and Restated Agreement and Plan of Merger, dated as of January 15, 1998, between Principal Hospital Company and
                  Province Healthcare Company (a)

3.1               Amended and Restated Certificate of Incorporation of Province
                  Healthcare Company (a)

3.2               Amended and Restated Bylaws of Province Healthcare Company (a)

4.1               Form of Common Stock Certificate (a)

10.1              Investment Agreement, dated as of November 21, 1996, between
                  Brim, Inc., Golder, Thoma, Cressey, Rauner Fund IV, L.P. and
                  Principal Hospital Company (a)

10.2              First Amendment to Investment Agreement, dated as of December
                  17, 1996, between Brim, Inc., GTCR Fund IV, L.P. and Principal
                  Hospital Company (a)

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------
10.3              Form of Investment Agreement Counterpart (a)

10.4 Employment Agreement, dated as of December 17, 1996, by and between A.E. Brim and Brim, Inc. (a)

10.5 Stockholders Agreement, dated as of December 17, 1996, by and among Brim, Inc., GTCR Fund IV, L.P., Leeway & Co., First
                  Union Corporation of Virginia, AmSouth Bancorporation, Martin
                  S. Rash, Richard D. Gore, Principal Hospital Company and certain other stockholders (a)

10.6              First Amendment to Stockholders Agreement, dated as of July
                  14, 1997, by and among Province Healthcare Company, GTCR Fund
                  IV, L.P., Martin S. Rash, Richard D. Gore and certain other stockholders (a)

10.7 Registration Agreement, dated as of December 17, 1996, by and among Brim, Inc., Principal Hospital Company, GTCR Fund IV,
                  L.P., Leeway & Co., First Union Corporation of Virginia,
                  AmSouth Bancorporation and certain other stockholders (a)

10.8 Senior Management Agreement, dated as of December 17, 1996, between Brim, Inc., Martin S. Rash, GTCR Fund IV, L.P., Leeway
                  & Co. and Principal Hospital Company (a)

10.9              First Amendment to Senior Management Agreement, dated as of
                  July 14, 1997, between Province Healthcare Company, Martin S.
                  Rash and GTCR Fund IV, L.P. (a)

10.10 Senior Management Agreement, dated as of December 17, 1996, between Brim, Inc., Richard D. Gore, GTCR Fund IV, L.P.,
                  Leeway & Co. and Principal Hospital Company (a)

10.11             First Amendment to Senior Management Agreement, dated as of
                  July 14, 1997, between Province Healthcare Company, Richard D.
                  Gore and GTCR Fund IV, L.P. (a)

10.12 Lease Agreement, dated December 16, 1985, as amended, by and between Union Labor Hospital Association and Brim Hospitals,
                  Inc. (a)

10.13 Lease Agreement, dated October 1, 1996, by and between County of Starke, State of Indiana, and Principal Knox Company (a)

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------
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

10.18             Corporate Purchasing Agreement, dated April 21, 1997, between
                  Aligned Business Consortium Group and Principal Hospital
                  Company (a)

10.19             Principal Hospital Company 1997 Long-Term Equity Incentive
                  Plan (a)

10.20             Lease Agreement, dated December 17, 1996, between Brim, Inc.
                  and Encore Senior Living, L.L.C. (a)

10.21             First Amendment to Securities Purchase Agreement, dated as of
                  December 31, 1997, between Principal Hospital Company and
                  Leeway & Co. (a)

10.22             Second Amendment to Senior Management Agreement, dated as of
                  October 15, 1997, between Province Healthcare Company, Martin
                  S. Rash and GTCR Fund IV, L.P. (a)

10.23             Second Amendment to Senior Management Agreement, dated as of
                  October 15, 1997, between Province Healthcare Company, Richard
                  D. Gore and GTCR Fund IV, L.P. (a)

10.24             Second Amendment to Stockholders Agreement, dated as of
                  December 31, 1997, between Province Healthcare Company, GTCR
                  Fund IV, L.P., Martin S. Rash, Richard D. Gore and certain other stockholders (a)

10.25             Asset Acquisition Agreement and Escrow Instructions, dated
                  March 22, 1994, between THC-Seattle, Inc., Community
                  Psychiatric Centers, Brim Fifth Avenue, Inc. and Brim
                  Hospitals, Inc. (a)

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------
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

10.30             Amended and Restated Credit Agreement, dated as of March 30,
                  1998, among Province Healthcare Company, First Union National
                  Bank, as Agent and Issuing Bank, and various lenders thereto
                  (b)

10.31             Participation Agreement, dated as of March 30, 1998, among
                  Province Healthcare Company, as Construction Agent and Lessee, various parties as Guarantors, First Security Bank, National
                  Association, as Owner Trustee, various banks party thereto, as Holders, various banks party thereto, as Lenders, and First
                  Union National Bank, as Agent (b)

10.32             First Amendment to Credit Agreement and Waiver, dated as of
                  November 20, 1998, among Province Healthcare Company, First
                  Union National Bank, as Agent and Issuing Bank, and various lenders thereto (e)

10.33             Second Amended and Restated Credit Agreement, dated as of
                  September 10, 1999, among Province Healthcare Company, First
                  Union National Bank, as Agent and Issuing Bank, and various parties thereto (j)

10.34             Amendment No. 1 to Certain Operative Agreements, dated as of
                  September 10, 1999, among Province Healthcare Company, as
                  Construction Agent and Lessee, various parties as Guarantors, First Security Bank, National Association, as Owner Trustee, various banks party thereto, as Lenders, and First Union
                  National Bank as Agent (j)

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------
10.35             Asset Purchase Agreement, dated April 29, 1998, between
                  Province Healthcare Company, PHC-Lake Havasu, Inc. and
                  Samaritan Health System (c)

10.36             Asset Purchase Agreement, dated June 8, 1998, between Province
                  Healthcare Company and the County of Elko (d)

10.37             Amendment to the Province Healthcare Company 1997 Long-Term
                  Equity Incentive Plan, effective March 24, 1998 (f)

10.38             Second Amendment to the Province Healthcare Company 1997
                  Long-Term Equity Incentive Plan, effective March 31, 1999 (g)

10.39 Province Healthcare Company Employee Stock Purchase Plan, effective March 24, 1998 (f)

10.40             Asset Purchase Agreement, dated as of March 24, 1999, among
                  Palm Beach County Health Care District, PHC-Belle Glade, Inc.
                  and Province Healthcare Company (i)

10.41             Asset Purchase Agreement, dated June 1, 1999, among Doctors'
                  Hospital of Opelousas Limited Partnership, Columbia/HCA
                  Healthcare Corporation, PHC-Opelousas, L.P. and Province
                  Healthcare Company (h)

10.42             Asset Sale Agreement, dated July 23, 1999, between Tenet
                  Healthcare Corporation and Province Healthcare Company (k)

10.43             Amendment No. 1 to Asset Sale Agreement, dated September 29,
                  1999, between Tenet Healthcare Corporation and Province
                  Healthcare Company (k)

21.1              Subsidiaries of the Registrant *

23.1              Consent of Ernst & Young LLP *

27.1              Financial Data Schedule - 1999 (for SEC use only) *

27.2              Financial Data Schedule - 1998 (for SEC use only) *


----------

(a) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-34421

(b) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 1998, Commission File No. 0-23639

(c) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K, dated May 14, 1998, Commission File No. 0-23639

(d) Incorporated by reference to Exhibit 10.26 filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-56663

(e) Incorporated by reference to the exhibits filed with the Registrant's Annual Report on Form 10-K, for the year ended December 31, 1998, Commission File No. 0-23639

(f) Incorporated by reference to the exhibits filed with the Registrant's Proxy Statement on Schedule 14A, dated May 11, 1998, Commission File No. 0-23639

(g) Incorporated by reference to the exhibits filed with the Registrant's Proxy Statement on Schedule 14A, dated May 20, 1999, Commission File No. 0-23639

(h) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K, dated June 17, 1999, Commission File No. 0-23639

(i) Incorporated by reference to the exhibits filed with the Registrant's Amendment to Current Report on Form 8-K/A, dated June 25, 1999, Commission File No. 0-23639

(j) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report filed on Form 10-Q, for the quarterly period ended September 30, 1999, Commission File No. 0-23639

(k) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K, dated October 18, 1999, Commission File No. 0-23639

(*)    Filed herewith

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


                                        Province Healthcare Company


                                        By: /s/ Brenda B. Rector
                                        Brenda B. Rector
                                        Vice President and Controller

                                POWER OF ATTORNEY

        The undersigned directors of Province Healthcare Company, a Delaware corporation, do hereby constitute and appoint Martin S. Rash the lawful attorney and agent with full power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determine may be necessary or advisable or required to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned directors in the capacities indicated below to this Annual Report on Form 10-K or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                           Title                                    Date
        ----                           -----                                    ----
/s/ Martin S. Rash             Chairman of the Board, President,                March 8, 2000
Martin S. Rash                 Chief Executive Officer and Director

/s/ Richard D. Gore            Vice Chairman of the Board,                      March 8, 2000
Richard D. Gore                Chief Financial Officer and Director

/s/ A. E. Brim                 Director                                         March 3, 2000
A. E. Brim

/s/ Winfield C. Dunn           Director                                         March 3, 2000
Winfield C. Dunn

/s/ Joseph P. Nolan            Director                                         March 8, 2000
Joseph P. Nolan

/s/ Bruce V. Rauner            Director                                         March 8, 2000
Bruce V. Rauner

/s/ David L. Steffy            Director                                         March 5, 2000
David L. Steffy

                           PROVINCE HEALTHCARE COMPANY
                 FORM 10-K - ITEM 8 AND ITEM 14 (A) (1) AND (2)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following financial statements are included as a separate section of this report:

Report of Independent Auditors......................................................F-2
Consolidated Balance Sheets At December 31, 1998 and 1999...........................F-3
Consolidated Statements of Income for the Years Ended December 31, 1997,
     1998 and 1999..................................................................F-4
Consolidated Statements of Changes in Common Stockholders' Equity
     for Years Ended December 31, 1997, 1998 and 1999...............................F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
     1998 and 1999..................................................................F-6
Notes to Consolidated Financial Statements..........................................F-7

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Province Healthcare Company

         We have audited the accompanying consolidated balance sheets of Province Healthcare Company and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Province Healthcare Company and subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                           Ernst & Young LLP



Nashville, Tennessee
February 22, 2000

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                               -------------------
                                                                 1998       1999
                                                               --------   --------
                                                                  (IN THOUSANDS)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                  $  2,113   $     --
    Accounts receivable, less allowance
       for doubtful accounts of $9,033 in 1998
       and $16,494 in 1999                                       53,126     88,866
    Inventories                                                   7,083     11,122
    Prepaid expenses and other                                   10,211      6,534
                                                               --------   --------
          Total current assets                                   72,533    106,522
Property, plant and equipment, net                              112,114    186,129
Cost in excess of net assets acquired, net                      142,017    193,904
Other                                                            12,713     15,658
                                                               --------   --------
                                                                154,730    209,562
                                                               --------   --------
                                                               $339,377   $502,213
                                                               ========   ========


                    LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $  6,786   $ 14,927
    Accrued salaries and benefits                                 8,655     10,790
    Accrued expenses                                              4,583     14,558
    Current maturities of long-term obligations                   1,797      2,223
                                                               --------   --------
          Total current liabilities                              21,821     42,498
Long-term obligations, less current maturities                  134,301    259,992
Third-party settlements                                           3,502      4,597
Other liabilities                                                 9,862      9,997
Minority interest                                                   700        770
                                                               --------   --------
                                                                148,365    275,356
Common stockholders' equity:
    Common stock--$0.01 par value;
        25,000,000 shares authorized; issued and outstanding
        15,704,578 shares and 15,742,048 shares at
        December 31, 1998 and 1999, respectively                    157        157
    Additional paid-in-capital                                  162,926    163,593
    Retained earnings                                             6,108     20,609
                                                               --------   --------
                                                                169,191    184,359
                                                               --------   --------
                                                               $339,377   $502,213
                                                               ========   ========




                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                     YEAR ENDED DECEMBER 31,
                                               ----------------------------------
                                                 1997         1998         1999
                                               ---------    ---------    --------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
    Net patient service revenue                $ 149,296    $ 217,364    $323,319
    Management and professional services          11,517       11,885      13,319
    Reimbursable expenses                          6,674        6,520       6,668
    Other                                          3,040        3,086       3,386
                                               ---------    ---------    --------
          Net operating revenue                  170,527      238,855     346,692
Expenses:
    Salaries, wages and benefits                  66,172       94,970     139,183
    Reimbursable expenses                          6,674        6,520       6,668
    Purchased services                            23,242       28,250      39,454
    Supplies                                      16,574       24,252      38,931
    Provision for doubtful accounts               12,812       17,839      25,572
    Other operating expenses                      16,318       19,149      30,222
    Rentals and leases                             4,888        5,777       7,201
    Depreciation and amortization                  7,557       13,409      19,734
    Interest expense                               8,121       10,555      13,901
    Minority interest                                329          155         166
    Loss on sale of assets                           115           45          11
                                               ---------    ---------    --------
          Total expenses                         162,802      220,921     321,043
                                               ---------    ---------    --------
Income before income taxes                         7,725       17,934      25,649
Income taxes                                       3,650        7,927      11,148
                                               ---------    ---------    --------
Net income                                         4,075       10,007      14,501
Preferred stock dividends and accretion           (5,077)        (696)         --
                                               ---------    ---------    --------
Net income (loss) to common shareholders       $  (1,002)   $   9,311    $ 14,501
                                               =========    =========    ========
Basic earnings per common share:
    Net income (loss) to common shareholders   $   (0.17)   $    0.70    $   0.92
                                               =========    =========    ========
Diluted earnings per common share:
    Net income (loss) to common shareholders   $   (0.17)   $    0.68    $   0.91
                                               =========    =========    ========




                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CHANGES IN COMMON
                              STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                RETAINED
                                                 COMMON STOCK        PAID-IN    EARNINGS
                                               SHARES     AMOUNT     CAPITAL    (DEFICIT)     TOTAL
                                             ----------   -------    --------   --------    ---------
Balance at December 31, 1996                  5,370,500   $ 1,680    $     --   $ (2,170)   $    (490)

     Issuance of stock                          960,114       436          --         --          436
     Preferred stock dividends
        and accretion                                --        --          --     (5,077)      (5,077)
     Net income                                      --        --          --      4,075        4,075
                                             ----------   -------    --------   --------    ---------
Balance at December 31, 1997                  6,330,614     2,116          --     (3,172)      (1,056)

     Reincorporation                                 --    (2,053)      2,053         --           --
     Conversion of junior preferred
        stock and initial public
        offering of common stock              6,679,154        67      95,285        (31)      95,321
     Issuance of stock from
        follow-on stock offering              2,685,500        27      65,500         --       65,527
     Exercise of stock options                    9,310        --          88         --           88
     Preferred stock dividends
        and accretion                                --        --          --       (696)        (696)
     Net income                                      --        --          --     10,007       10,007
                                             ----------   -------    --------   --------    ---------
Balance at December 31, 1998                 15,704,578       157     162,926      6,108      169,191

     Exercise of stock options                   26,648        --         241         --          241
     Stock option compensation expense               --        --          53         --           53
     Income tax benefit from stock options
        exercised                                    --        --         126         --          126
     Issuance of common stock from
        employee stock purchase plan             10,822        --         247         --          247
     Net income                                      --        --          --     14,501       14,501
                                             ----------   -------    --------   --------    ---------
Balance at December 31, 1999                 15,742,048   $   157    $163,593   $ 20,609    $ 184,359
                                             ==========   =======    ========   ========    ---------






                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------
                                                                             1997        1998          1999
                                                                           --------    ---------    ---------
                                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                 $  4,075    $  10,007    $  14,501
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
        Depreciation and amortization                                         7,557       13,409       19,734
        Provision for doubtful accounts                                      12,812       17,839       25,572
        Deferred income taxes                                                 4,677          862        1,428
        Provision for professional liability                                     36          (54)      (1,597)
        Loss on sale of assets                                                  115           45           11
        Other                                                                    --           --         (357)
        Changes in operating assets and liabilities, net of
          effects from acquisitions and disposals:
            Accounts receivable                                             (20,885)     (33,775)     (51,886)
            Inventories                                                        (712)      (1,524)      (1,396)
            Prepaid expenses and other                                       (3,833)      (3,472)       4,372
            Other assets                                                     (2,256)      (4,716)      (4,810)
            Accounts payable and accrued expenses                            (2,449)        (401)      12,464
            Accrued salaries and benefits                                       860       (1,582)        (234)
            Third-party settlements                                          (1,924)      (1,178)       1,095
            Other liabilities                                                 1,089          391          145
                                                                           --------    ---------    ---------
            Net cash provided by (used in) operating activities                (838)      (4,149)      19,042
INVESTING ACTIVITIES
    Purchase of property, plant and equipment                               (15,557)     (15,545)     (20,890)
    Purchase of acquired companies, net of cash received                     (2,673)    (130,842)    (119,236)
                                                                           --------    ---------    ---------
    Net cash used in investing activities                                   (18,230)    (146,387)    (140,126)
FINANCING ACTIVITIES
    Proceeds from long-term debt                                             12,000      248,042      186,045
    Repayments of debt                                                       (4,143)    (204,638)     (67,562)
    Issuance of common stock                                                    436      142,682          488
    Issuance of preferred stock                                               3,705           --           --
    Repurchase of common stock                                                   --      (14,884)          --
    Redemption of senior preferred stock                                         --      (22,739)          --
                                                                           --------    ---------    ---------
    Net cash provided by financing activities                                11,998      148,463      118,971
                                                                           --------    ---------    ---------
Net decrease in cash and cash equivalents                                    (7,070)      (2,073)      (2,113)
    Cash and cash equivalents at beginning of period                         11,256        4,186        2,113
                                                                           --------    ---------    ---------
    Cash and cash equivalents at end of period                             $  4,186    $   2,113    $      --
                                                                           ========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid during the period                                        $  7,143    $   9,260    $  13,253
                                                                           ========    =========    =========
    Income taxes paid during the period                                    $  5,639    $   5,055    $   9,410
                                                                           ========    =========    =========
ACQUISITIONS
    Assets acquired                                                        $  6,811    $ 133,683    $ 131,912
    Liabilities assumed                                                      (4,138)      (2,841)     (12,676)
                                                                           --------    ---------    ---------
    Cash paid, net of cash acquired                                        $  2,673    $ 130,842    $ 119,236
                                                                           ========    =========    =========
NONCASH TRANSACTIONS
    Dividends and accretion                                                $  5,077    $     696    $      --
                                                                           ========    =========    =========



                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.      ORGANIZATION

        Province Healthcare Company (the "Company") was founded on February 2, 1996, and is engaged in the business of owning, leasing and managing hospitals in non-urban communities, principally in the northwestern and southwestern United States.

2.      ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and partnerships in which the Company or one of its subsidiaries is a general partner and has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

        Certain reclassifications have been made to the prior year financial statements to conform to the 1999 presentation. These reclassifications had no effect on net income.

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

PATIENT ACCOUNTS RECEIVABLE

        The Company's primary concentration of credit risk is patient accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. The Company manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. Significant concentrations of gross patient accounts receivable at December 31, 1998 and 1999, consist of receivables from

Medicare of 35% and 25%, respectively, and Medicaid of 12% and 10%, respectively. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors.

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

        At December 31, 1998 and 1999, cost in excess of net assets acquired totaled $147,654,000 and $204,957,000, respectively, and accumulated amortization totaled $5,637,000 and $11,053,000, respectively. The carrying value of cost in excess of net assets acquired is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that cost in excess of net assets acquired will not be recoverable based on undiscounted cash flows of the related assets, the Company writes down the cost in excess of net assets acquired to estimated fair value.

OTHER ASSETS

        Deferred loan costs are included in other noncurrent assets and are amortized over the term of the related debt by the interest method. At December 31, 1998 and 1999, deferred loan costs totaled $4,487,000 and $5,242,000, respectively, and accumulated amortization totaled $1,637,000 and $2,384,000, respectively.

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

        At December 31, 1999, the Company purchased a tail policy in the commercial insurance market to transfer all risk for its professional liability.

OTHER NONCURRENT LIABILITIES

        Other noncurrent liabilities consist primarily of insurance liabilities, supplemental deferred compensation liability, and deferred income taxes.

PATIENT SERVICE REVENUE

        Net patient service revenue is reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Estimated settlements under third-party reimbursement agreements are accrued in the period the related services are rendered and adjusted in future periods as final settlements are determined.

MANAGEMENT AND PROFESSIONAL SERVICES

        Management and professional services is comprised of fees from management and professional services provided to third-party hospitals pursuant to management contracts and consulting arrangements. The base fees associated with the hospital management contracts are determined in the initial year of the contract on an individual hospital basis. In certain contracts, the Company is entitled to a yearly bonus based on the performance of the managed hospital. The base fee, which is fixed, is based on a fair market wage and is not dependent on any bonus structure. The management contracts are adjusted yearly based on an agreed upon inflation indicator. The reimbursable expenses relate to salaries and benefits of Company employees that serve as executives at the managed hospitals. The salaries and benefits of these employees are legal obligations of, and are paid by, the Company and are reimbursed by the managed hospitals. Fees are recognized as revenue as services are performed. The Company does not maintain any ownership interest in and does not fund operating losses or guarantee any minimum income for managed hospitals. The Company does not have any guarantees to these hospitals, except for one managed hospital for which the Company has guaranteed the hospital's long-term debt of $500,000.

STOCK BASED COMPENSATION

        The Company, from time to time, grants stock options for a fixed number of common shares to employees. The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market price of the underlying stock on the date of grant.

INTEREST RATE SWAP AGREEMENTS

        The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received is recognized over the life of the agreement as an adjustment to interest expense.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued, and was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS no. 133 for one year. This statement requires all derivatives to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company expects to adopt the new Statement January 1, 2001, and does not expect the adoption of the Statement to have a significant effect on its results of operations or financial position.

3.      ACQUISITIONS

COLORADO RIVER MEDICAL CENTER

        In August 1997, the Company acquired Colorado River Medical Center by purchasing certain assets totaling $6,811,000 and assuming certain liabilities and entering into a capital lease agreement totaling $4,138,000. Cost in excess of net assets acquired in the acquisition totaled approximately $1,007,000 and is being amortized over 15 years.

LAKE HAVASU SAMARITAN REGIONAL HOSPITAL

        In May 1998, the Company acquired Lake Havasu Samaritan Regional Hospital in Lake Havasu City, Arizona, for approximately $107,467,000. To finance this acquisition, the Company borrowed $106,000,000 under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $76,474,000 and is being amortized over 35 years. The Company has started construction on an ancillary expansion, which is expected to cost approximately $26,000,000.

ELKO GENERAL HOSPITAL

        In June 1998, the Company acquired Elko General Hospital in Elko, Nevada, for a purchase price of approximately $24,854,000, including the final working capital settlement in 1999 of $1,603,000. To finance this acquisition, the Company borrowed $22,000,000 under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $17,727,000 and is being amortized over 35 years. The Company has started construction on a replacement facility that is expected to cost approximately $30,000,000.

EUNICE COMMUNITY MEDICAL CENTER

        In February 1999, the Company entered into a special services agreement for the lease of Eunice Community Medical Center ("Eunice") in Eunice, Louisiana by purchasing certain assets totaling $4,899,000 and assuming certain liabilities and entering into a ten-year lease agreement with a five-year renewal option, totaling $767,000. Cost in excess of net assets acquired in the acquisition totaled approximately $2,885,000 and is being amortized over 15 years.

GLADES GENERAL HOSPITAL

        In April 1999, the Company acquired assets totaling $17,151,000 and assumed liabilities totaling $4,926,000 of Glades General Hospital ("Glades") in Belle Glade, Florida. To finance this acquisition, the Company borrowed $13,500,000 under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $8,920,000 and is being amortized over 35 years.

DOCTORS' HOSPITAL OF OPELOUSAS

        In June 1999, the Company acquired assets totaling $25,715,000 and assumed liabilities totaling $2,753,000 of Doctors' Hospital of Opelousas ("Opelousas"), in Opelousas, Louisiana. To finance this acquisition, the Company borrowed $22,000,000 under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $5,069,000 and is being amortized over 35 years. The allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final working capital settlement.

TRINITY VALLEY MEDICAL CENTER AND MINDEN MEDICAL CENTER

        In October 1999, the Company acquired assets totaling $82,544,000 and assumed liabilities totaling $4,230,000 of Trinity Valley Medical Center ("Trinity") in Palestine, Texas and Minden Medical Center ("Minden") in Minden, Louisiana. To finance the acquisition, the Company borrowed $77,000,000 under its revolving credit facility. Trinity was merged with and into Memorial Mother Frances Hospital, a hospital already owned by the Company, in Palestine, Texas, and the name changed to Palestine Regional Medical Center. Cost in excess of net assets acquired in the acquisition totaled approximately $37,118,000 and is being amortized over 35 years. The allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final working capital settlement.

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

        The foregoing acquisitions were accounted for using the purchase method of accounting. The operating results of the acquired companies have been included in the accompanying consolidated statements of income from the respective dates of acquisition.

        The following pro forma information reflects the operations of the entities acquired in 1997, 1998 and 1999, as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the acquisitions (in thousands, except per share data):

                                                                 1997          1998         1999
                                                              ---------      --------     --------
Net operating revenue                                         $ 258,406      $400,160     $415,277

Net income (loss) to common shareholders                         (6,049)        8,356       15,201

Basic net income (loss) per share to common shareholders          (1.05)         0.63         0.97

Diluted net income (loss) per share common shareholders           (1.05)         0.61         0.95

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

4.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following (in thousands):

                                                                        DECEMBER 31,
                                                                 -------------------------
                                                                    1998           1999
                                                                  ---------      ---------
         Land                                                     $  12,448      $  16,109
         Leasehold improvements                                       3,392          9,162
         Buildings and improvements                                  61,176        108,844
         Equipment                                                   42,385         72,481
                                                                  ---------      ---------
                                                                    119,401        206,596
         Less allowances for depreciation and amortization          (15,242)       (26,878)
                                                                  ---------      ---------
                                                                    104,159        179,718
         Construction-in-progress (estimated cost to complete
         at December 31, 1999--$35,058)                               7,955          6,411
                                                                  ---------      ---------
                                                                  $ 112,114      $ 186,129
                                                                  =========      =========

        Assets under capital leases were $17,374,000 and $19,344,000, net of accumulated amortization of $3,957,000 and $6,082,000 at December 31, 1998 and 1999, respectively. Interest is capitalized in connection with construction projects at the Company's facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1998 and 1999, respectively, $288,000 and $410,000 of interest cost was capitalized.

5.      LONG-TERM OBLIGATIONS

        Long-term obligations consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                            ------------------------
                                                              1998           1999
                                                            ---------      ---------
         Revolving credit agreement                         $ 127,000      $ 246,300
         Other debt obligations                                 1,652          7,288
                                                            ---------      ---------
                                                              128,652        253,588
         Obligations under capital leases (see Note 10)         7,446          8,627
                                                            ---------      ---------
                                                              136,098        262,215
           Less current maturities                             (1,797)        (2,223)
                                                            ---------      ---------
                                                            $ 134,301      $ 259,992
                                                            =========      =========

        On September 10, 1999, the Company increased the size of its credit facility to $295,000,000, including a revolving line of credit of $255,300,000 and an end-loaded lease facility of $39,700,000. At December 31, 1999, the Company had $246,300,000 outstanding under its revolving line of credit and $43,400,000 available, which includes availability under the end-loaded lease-facility that can be converted to revolver availability at the Company's option.

        The loans under the Credit Agreement bear interest, at the Company's option, at the adjusted base rate or at the adjusted LIBOR rate. The interest rate ranged from 6.21% to 9.00% during 1999. The Company pays a commitment fee, which varies from one-quarter to one-half of one percent of the unused portion, depending on the Company's compliance with certain financial ratios. The Company may prepay the principal amount outstanding under the revolving credit agreement at any time before the maturity date of March 30, 2003.

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

        Interest rate swap agreements are used to manage the Company's interest rate exposure under the Credit Agreement. In 1997, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $35,000,000 of floating-rate borrowings to fixed-rate borrowings. In 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45,000,000 of floating-rate borrowings to fixed-rate borrowings. The Company secured a 6.27% fixed interest rate on the 1997 swap agreement, and a 5.625% fixed interest rate on the 1998 swap agreement. These agreements expose the Company to credit losses in the event of non-performance by the counterparties to its financial instruments. The Company anticipates that the counterparties will fully satisfy their obligations under the contracts.

        Aggregate maturities of long-term obligations at December 31, 1999, excluding capital leases, are as follows (in thousands):

        2000                                           $    737
        2001                                             55,222
        2002                                            100,819
        2003                                             95,875
        2004                                                935
                                                       --------
                                                       $253,588
                                                       ========

6.      STOCKHOLDERS' EQUITY

COMMON STOCK

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

        In March 1997, the Company's Board of Directors approved the 1997 Long-Term Equity Incentive Plan (the "Plan"). Under the Plan, options to purchase shares may be granted to officers, employees, and directors. The options have a maximum term of ten years and generally vest in five equal annual installments. Options are generally granted at not less than market price on the date of grant.

The following is a summary of option transactions during 1997, 1998 and 1999:

                                  Number of              Option
                                   Options             Price Range
                                   -------          ------------------
Balance at January 1, 1997               --         $    --    $    --
        Options granted             286,907            4.58       4.58
        Options exercised                --              --         --
        Options forfeited            (8,252)           4.58       4.58
                                 ----------

Balance at December 31, 1997        278,655            4.58       4.58
        Options granted             633,868           16.00      28.06
        Options exercised            (9,310)           4.58      16.00
        Options forfeited          (119,013)           4.58      16.00
                                 ----------
Balance at December 31, 1998        784,200            4.58      28.06
        Options granted             631,440           14.25      16.13
        Options exercised           (26,648)           4.58      26.00
        Options forfeited           (85,493)           4.58      26.00
                                 ----------
Balance at December 31, 1999      1,303,499
                                 ==========

        The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

                        Options Outstanding                            Options Exercisable
   ------------------------------------------------------------     -------------------------
                                       Weighted
                                        Average       Weighted                       Weighted
                                       Remaining       Average                       Average
      Range of           Number       Contractual     Exercise         Number        Exercise
   Exercise Prices     Outstanding       Life           Price        Exercisable       Price
   ---------------     -----------       ----           ------       -----------      ------
      $ 4.58-$4.58      210,488           7.2           $ 4.58         115,318       $  4.58
       14.25-14.25       90,933           9.5            14.25          90,933         14.25
       15.13-15.13      357,706           9.2            15.13              --            --
       16.00-16.00      363,116           8.1            16.00          82,406         16.00
       16.13-16.13      149,656           9.7            16.13              --            --
       21.00-21.00       80,600           8.8            21.00          16,120         21.00
       26.00-26.00       43,000           8.4            26.00           8,600         26.00
       28.06-28.06        8,000           8.9            28.06           1,600         28.06
      ------------    ---------         -----          -------        --------       -------
      $4.58-$28.06    1,303,499           8.6           $14.52         314,977       $ 11.90
      ============    =========         =====           ======         =======       =======

         At December 31, 1997 and 1998, respectively, 37,736 and 88,333 options were exercisable. At December 31, 1999, the Company had options representing 1,269,559 shares available for future grant.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999, respectively: risk-free interest rate of 6.41%, 5.28% and 5.51%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .563, .640 and .756; and a weighted-average expected life of the option of 5 years. The estimated weighted average fair values of shares granted during 1997, 1998 and 1999, using the Black-Scholes option pricing model, were $2.90, $12.80 and $9.97, respectively.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for per share information):

                                                          1997           1998          1999
                                                       ----------     ----------    ----------
Pro forma net income (loss) to common shareholders     $   (1,131)    $    8,592    $   12,681
Pro forma net income (loss) per share to common
     shareholders:
        Basic                                               (0.20)          0.64          0.81
        Diluted                                             (0.20)          0.63          0.79

EMPLOYEE STOCK PURCHASE PLAN

     In May 1998 the Company's Board adopted, and in June 1998 the stockholders approved, the Province Healthcare Company Employee Stock Purchase Plan (the "ESSP"). Under the Plan, employees may purchase shares of common stock at 85% of market price on the first day of the year or 85% of the market price on the last day of the year, whichever is lower. The shares are purchased each year with funds withheld from employees through payroll deductions from January 1 through December 31. A total of 250,000 shares of Common Stock have been reserved for issuance under the ESSP. Participation in the Plan commenced June 1, 1998. Shares issued under the Plan totaled -0- and 10,822 in 1998 and 1999, respectively.

7.     PATIENT SERVICE REVENUE

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

        Approximately 73.4%, 68.9% and 68.6% of gross patient service revenue for the years ended December 31, 1997, 1998 and 1999, respectively, are from participation in the Medicare and state-sponsored Medicaid programs.

        The Company owns or leases four hospitals in California, which accounted for 40.9% of net operating revenue in 1997 and 33.4% in 1998 and 22.7% in 1999.

        Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including final settlements) are included in the statements of income in the period in which the revisions are made, and resulted in increases in net patient service revenue of $3,257,000, $4,050,000 and $892,000 in 1997, 1998 and 1999, respectively.

8.      INCOME TAXES

        The provision for income taxes consists of the following amounts (in thousands):

                         1997         1998         1999
                       -------      --------      -------
Current:
   Federal             $  (829)     $  5,556      $ 7,397
   State                  (198)        1,509        1,773
                       -------      --------      -------
                        (1,027)        7,065        9,170
Deferred:
   Federal               3,776           905        1,830
   State                   901           (43)         148
                       -------      --------      -------
                         4,677           862        1,978
                       -------      --------      -------
                       $ 3,650      $  7,927      $11,148
                       =======      ========      =======

        The differences between the Company's effective income tax rate of 47.2%, 44.2%, and 43.5% for 1997, 1998 and 1999, respectively, and the statutory federal income tax rate of 34.0% for 1997, and 35.0% for 1998 and 1999 are as follows (in thousands):

                                  1997         1998        1999
                                 -------      -------     -------
Statutory federal rate           $ 2,627      $ 6,277     $ 8,977
State income taxes, net of
  federal income tax benefit         464          953       1,248
Amortization of goodwill             577          594         594
Other                                (18)         103         329
                                 -------      -------     -------
                                 $ 3,650      $ 7,927     $11,148
                                 =======      =======     =======


         The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                 DECEMBER 31,
                                             --------------------
                                              1998         1999
                                             -------      -------
Deferred tax assets--current:
   Accrued vacation liability                $ 1,061      $ 1,555
   Accrued liabilities                           457           42
                                             -------      -------
   Deferred tax assets--current                1,518        1,597
Deferred tax liabilities--current:
   Accounts and notes receivable                (136)        (443)
   Accrued liabilities                            --         (200)
                                             -------      -------
   Deferred tax liabilities-current             (136)        (643)
                                             -------      -------
Net deferred tax assets--current             $ 1,382      $   954
                                             =======      =======
Deferred tax assets--noncurrent:
   Net operating losses                      $   520      $   795
   Accrued liabilities                           670           33
   Other                                         162          170
                                             -------      -------
                                               1,352          998
   Less valuation allowance                     (286)        (286)
                                             -------      -------
   Deferred tax assets--noncurrent             1,066          712
Deferred tax liabilities--noncurrent:
   Property, plant and equipment              (5,224)      (4,845)
   Management contracts                         (284)        (188)
   Goodwill                                   (1,249)      (2,920)
                                             -------      -------
   Deferred tax liabilities--noncurrent       (6,757)      (7,953)
                                             -------      -------
Net deferred tax liabilities--noncurrent     $(5,691)     $(7,241)
                                             =======      =======
Total deferred tax assets                    $ 2,870      $ 2,595
                                             =======      =======
Total deferred tax liabilities               $ 6,893      $ 8,596
                                             =======      =======
Total valuation allowance                    $   286      $   286
                                             =======      =======

        In the accompanying consolidated balance sheets, net current deferred tax assets and net noncurrent deferred tax liabilities are included in prepaid expenses and other, and other liabilities, respectively.

        The Company had Federal net operating loss carryforwards (NOLs) of approximately $714,000 at December 31, 1998 and 1999 related to a subsidiary. These NOLs will expire beginning in 2009. Due to restrictions on the use of the NOLs, management believes there is a risk they may expire unused, and accordingly, has established a valuation reserve against the tax benefit of the NOLs. Management believes it is more likely than not that the remaining deferred tax assets, will ultimately be realized through future taxable income from operations.

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

9.      EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                         1997          1998         1999
                                                                        -------      --------      -------
Numerator for basic and diluted income
     (loss) per share to common shareholders:
     Net income                                                         $ 4,075      $ 10,007      $14,501
     Less preferred stock dividends                                      (5,077)         (696)          --
                                                                        -------      --------      -------
     Net income (loss) to common shareholders                           $(1,002)     $  9,311      $14,501
                                                                        =======      ========      =======
Denominator:
     Denominator for basic income (loss) per
       share to common shareholders--
       weighted-average shares                                            5,787        13,344       15,726
     Effect of dilutive securities:
        Stock rights                                                        336            --           --
        Warrants                                                            189            --           --
        Employee stock options                                              149           328          286
                                                                        -------      --------      -------
     Denominator for diluted income (loss)
       per share to common shareholders--
       adjusted weighted-average shares                                   6,461        13,672       16,012
                                                                        =======      ========      =======
Basic net income (loss) per share to common shareholders                $ (0.17)     $   0.70      $  0.92
                                                                        =======      ========      =======

Diluted net income (loss) per share to common shareholders              $ (0.17)     $   0.68      $  0.91
                                                                        =======      ========      =======

         Diluted loss per share amounts for 1997 have been calculated using the same denominator as used in the basic loss per share calculation, as the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

10.      LEASES

         During 1998, the Company entered into a five-year $35,000,000 End - Loaded Lease Financing (the "ELLF") agreement which was increased to $39,700,000 on September 10, 1999, to provide a financing option for future construction of medical office buildings on the campuses of its owned/leased hospitals, and may be used for the construction of a replacement facility at one of its owned hospitals. The interest rate and facility fee rate are substantially the same as the Company's revolving line of credit (see Note 5). All lease payments are guaranteed by the Company. At December 31, 1999, $34,400,000 was available under the ELLF agreement.

         The Company leases various buildings, office space and equipment. The leases expire at various times and have various renewal options. These leases are classified as either capital leases or operating leases based on the terms of the respective agreements.

         Future minimum payments at December 31, 1999, by year and in the aggregate, under capital leases and noncancellable operating leases with terms of one year or more consist of the following (in thousands):

                                                              CAPITAL       OPERATING
                                                              LEASES         LEASES
                                                              ------         ------
        2000                                                  $ 2,076        $5,883
        2001                                                    2,085         4,703
        2002                                                    1,595         3,918
        2003                                                    1,378         3,521
        2004                                                      930         3,214
        Thereafter                                              3,457        11,287
                                                              -------       -------
Total minimum lease payments                                   11,521       $32,526
                                                                            =======
        Amount representing interest                           (2,894)
                                                              -------
              Present value of net minimum lease payments
                 (including $1,486 classified as current)     $ 8,627
                                                              =======

11.     LITIGATION

        The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations.

12.     RETIREMENT PLANS

        The Company sponsors defined contribution employee benefit plans which cover substantially all employees. Employees may contribute a percentage of eligible compensation subject to Internal Revenue Service limits. The plans call for the Company to make matching contributions, based on either a percentage of employee contributions or a discretionary amount as determined by the Company. Contributions by the Company to the plans totaled $988,000, $1,340,000 and $1,865,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

        The Company sponsors a nonqualified supplemental deferred compensation plan for selected management employees. As determined by the Board of Directors, the Plan provides a benefit of 1% to 3% of the employee's compensation. The participant's amount is fully vested, except in those instances where the participant's employment terminates for any reason other than retirement, death or disability, in which case the participant forfeits a portion of the employer's contribution depending on length of service. Plan expenses totaled $98,000,

$197,000, and $167,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

13.     FAIR VALUES OF FINANCIAL INSTRUMENTS

        Cash and Cash Equivalents -- The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

        Accounts Receivable and Accounts Payable -- The carrying amount reported in the balance sheets for accounts receivable and accounts payable approximates fair value.

        Long-Term Obligations -- The carrying amount reported in the balance sheets for long-term obligations approximates fair value. The fair value of the Company's long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

        Interest rate swap agreements -- The fair value of the Company's interest rate swap agreements is $1,908,000 at December 31, 1999, based on quoted market prices for similar debt issues.

14.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Quarterly financial information for the years ended December 31, 1998, and 1999 is summarized below (in thousands, except per share data):

                                                      Quarter
                                      --------------------------------------
                                       First    Second     Third    Fourth
                                      -------   -------   -------   --------
1998

Net operating revenue                 $47,851   $56,632   $67,271   $ 67,100
Income before income taxes              4,047     3,811     4,550      5,525
Net income                              2,275     2,134     2,531      3,067
Net income to common shareholders       1,579     2,134     2,531      3,067
Basic net income per share to
  common shareholders                    0.17      0.16      0.17       0.20
Diluted net income per share to
  common shareholders                    0.16      0.16      0.16       0.19

1999

Net operating revenue                  73,247    81,225    85,682    106,539
Income before income taxes              7,195     5,854     5,352      7,248
Net income                              4,065     3,307     3,024      4,105
Basic net income per share to
  common shareholders                    0.26      0.21      0.19       0.26
Diluted net income per share to
  common shareholders                    0.25      0.21      0.19       0.26

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


        Col. A                             Col. B              Col. C                 Col. D       Col. E
        ------                             -------             ------                 ------       ------
                                                             Additions
                                                      -------------------------
                                                                        (1)
                                                                     Charged to
                                          Balance at    Charged        Other           (2)        Balance at
                                          Beginning    to Costs       Accounts-     Deductions        End
Description                               of Period   and Expenses    Describe       Describe      of Period
-----------                               ----------  ------------   ----------     ----------    ----------
For the year ended December 31, 1997
      Allowance for doubtful accounts       $4,477       $12,812       $    --       $(12,540)      $ 4,749

For the year ended December 31, 1998
      Allowance for doubtful accounts        4,749        17,839         2,353        (15,908)        9,033

For the year ended December 31, 1999
     Allowance for doubtful accounts         9,033        25,572         6,866        (24,977)       16,494

(1) Allowances as a result of acquisitions, and working capital settlement for a prior year acquisition.

(2)    Uncollectible accounts written off, net of recoveries.