Form 10-Q
period 2000-03-31
PROVINCE HEALTHCARE CO
filed 2000-05-12
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                   OUTSTANDING AT APRIL 30, 2000
COMMON STOCK, $.01 PAR VALUE                                20,142,762

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Consolidated Balance Sheets
             March 31, 2000 and December 31, 1999.................................1

        Condensed Consolidated Statements of Income
             Three Months Ended March 31, 2000 and 1999...........................2

        Condensed Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2000 and 1999...........................3

        Notes to Condensed Consolidated Financial Statements......................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...........................................10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.........................................................18

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               March 31,  December 31,
                                                                 2000         1999
                                                               --------     --------
                                                             (Unaudited)    (Note 1)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                   $  2,634     $     --
   Accounts receivable, less allowance for doubtful
       accounts of $14,048 at March 31, 2000, and
       $16,494 at December 31, 1999                              91,802       88,866
Inventories                                                      11,253       11,122
Prepaid expenses and other                                        9,653        6,534
                                                               --------     --------
       Total current assets                                     115,342      106,522
Property, plant and equipment, net                              188,947      186,129
Other assets:
   Cost in excess of net assets acquired, net                   192,590      193,904
   Other assets                                                  22,055       15,658
                                                               --------     --------
       Total assets                                            $518,934     $502,213
                                                               ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $ 12,552     $ 14,927
   Accrued salaries and benefits                                 16,413       10,790
   Accrued expenses                                              13,014       14,558
   Current maturities of long-term obligations                    2,486        2,223
                                                               --------     --------
       Total current liabilities                                 44,465       42,498
Long-term obligations, less current maturities                  262,560      259,992
Third-party settlements                                           8,031        4,597
Other liabilities                                                10,356        9,997
Minority interest                                                   806          770
                                                               --------     --------
       Total noncurrent liabilities                             281,753      275,356

Stockholders' equity:
   Common stock--$0.01 par value; authorized 25,000,000
       shares; issued and outstanding 15,918,809 and
       15,742,048 shares at March 31, 2000, and
       December 31, 1999, respectively                              159          157
   Additional paid-in-capital                                   166,722      163,593
   Retained earnings                                             25,835       20,609
                                                               --------     --------
       Total stockholders' equity                               192,716      184,359
                                                               --------     --------
       Total liabilities and stockholders' equity              $518,934     $502,213
                                                               ========     ========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2000            1999
                                                 --------         -------
Revenue:
   Net patient service revenue                   $103,413         $67,256
   Management and professional services             3,139           3,450
   Reimbursable expenses                            1,711           1,777
   Other                                              839             764
                                                 --------         -------
       Net operating revenue                      109,102          73,247

Expenses:
   Salaries, wages and benefits                    44,206          29,508
   Reimbursable expenses                            1,711           1,777
   Purchased services                              10,492           7,236
   Supplies                                        12,351           8,217
   Provision for doubtful accounts                  8,069           4,676
   Other operating expenses                         9,799           6,145
   Rentals and leases                               1,803           1,683
   Depreciation and amortization                    6,332           4,177
   Interest expense                                 5,212           2,575
   Minority interest                                   36              58
   Loss on sale of assets                               2              --
                                                 --------         -------
       Total expenses                             100,013          66,052
                                                 --------         -------
Income before provision for income taxes            9,089           7,195
Provision for income taxes                          3,863           3,130
                                                 --------         -------
Net income                                       $  5,226         $ 4,065
                                                 ========         =======

Net income per common share:
       Basic                                     $   0.33         $  0.26
                                                 ========         =======
       Diluted                                   $   0.32         $  0.25
                                                 ========         =======









                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                           2000              1999
                                                         --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $  5,533          $ 13,318

INVESTING ACTIVITIES
Purchase of property, plant and equipment                  (7,265)           (2,254)
Purchase of acquired companies                             (1,549)           (4,920)
Other                                                          --               238
                                                         --------          --------
Net cash used in investing activities                      (8,814)           (6,936)

FINANCING ACTIVITIES
Proceeds from long-term debt                               28,935            21,887
Repayments of debt                                        (26,090)          (18,094)
Issuance of common stock                                    3,070               368
                                                         --------          --------
Net cash provided by financing activities                   5,915             4,161
                                                         --------          --------
Net increase in cash and cash equivalents                   2,634            10,543

Cash and cash equivalents at beginning of period               --             2,113
                                                         --------          --------
Cash and cash equivalents at end of period               $  2,634          $ 12,656
                                                         ========          ========
ACQUISITIONS
   Fair value of assets acquired                         $  2,330          $  5,169
   Liabilities assumed                                       (781)             (249)
                                                         --------          --------
   Cash paid                                             $  1,549          $  4,920
                                                         ========          ========




                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

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

        The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)-(CONTINUED)

3.      ACQUISITIONS

EUNICE COMMUNITY MEDICAL CENTER

        In February 1999, the Company entered into a special services agreement for the lease of Eunice Community Medical Center in Eunice, Louisiana by purchasing assets totaling $4.9 million and assuming certain liabilities and entering into a ten-year lease agreement with a five-year renewal option, totaling $0.8 million. Cost in excess of net assets acquired in the acquisition totaled approximately $2.9 million and is being amortized over 15 years.

GLADES GENERAL HOSPITAL

        In April 1999, the Company acquired assets totaling $17.2 million and assumed liabilities totaling $4.9 million of Glades General Hospital in Belle Glade, Florida. To finance this acquisition, the Company borrowed $13.5 million under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $8.9 million and is being amortized over 35 years.

DOCTORS' HOSPITAL OF OPELOUSAS

        In June 1999, the Company acquired assets totaling $25.7 million and assumed liabilities totaling $2.8 million of Doctors' Hospital of Opelousas, in Opelousas, Louisiana. To finance this acquisition, the Company borrowed $22.0 million under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $5.1 million and is being amortized over 35 years.

TRINITY VALLEY MEDICAL CENTER AND MINDEN MEDICAL CENTER

        In October 1999, the Company acquired assets totaling $82.5 million and assumed liabilities totaling $4.2 million of Trinity Valley Medical Center in Palestine, Texas and Minden Medical Center in Minden, Louisiana. To finance this acquisition, the Company borrowed $77.0 million under its revolving credit facility. Trinity Valley Medical Center was merged with and into Memorial Mother Frances Hospital, a hospital already owned by the Company, in Palestine, Texas, and the name changed to Palestine Regional Medical Center. Cost in excess of net assets acquired in the acquisition totaled approximately $37.1 million and is being amortized over 35 years.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)-(CONTINUED)

ENNIS REGIONAL HOSPITAL

        In February 2000, the Company acquired, through a long-term lease agreement, the assets and business of the City of Ennis Hospital. The long-term lease payments total $3.0 million over a 30-year period, including a rent prepayment of $2.0 million. To finance this acquisition, the Company borrowed $2.0 million under its revolving credit facility. The unallocated purchase price is included in other assets on the balance sheet at March 31, 2000. The hospital had been closed prior to its acquisition by the Company.

        All of the acquisitions described above were accounted for as purchase business combinations, and the results of operations of the hospitals have been included in the results of operations of the Company from the purchase date forward.

        The following pro forma information reflects the operations of the entities acquired in 2000 and 1999, as if the respective transactions had occurred at the beginning of the periods presented (in thousands, except per share data):

                                                                 Three Months Ended
                                                                       March 31,
                                                             -----------------------------
                                                                 2000              1999
                                                             -----------       -----------
Net operating revenue                                        $   109,102       $   105,806
Net income to common shareholders                                  5,226             8,510

   Basic net income per share to common shareholders                0.33              0.54

   Diluted net income per share to common shareholders              0.32              0.53

         The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions, in fact, occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

4.      LONG-TERM OBLIGATIONS

        At March 31, 2000, the Company had $252.3 million outstanding under its revolving line of credit and $37.4 million available, which includes availability under the end-loaded lease facility that can be converted to revolver availability at the Company's option.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)-(CONTINUED)

5.      COMPREHENSIVE INCOME

        The Company had no items of other comprehensive income in 2000 or 1999, and accordingly, comprehensive income is equivalent to net income.

6.      INCOME TAXES

        The income tax provision for the three months ended March 31, 2000 and 1999, differs from the statutory income tax computation due to permanent differences and the provision for state income taxes. The IRS is currently engaged in an examination of the predecessor company's federal income tax returns for 1995 and 1996. Finalization of the examination is not expected to have a significant effect on the financial condition or results of operations of the Company.

7.      EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2000            1999
                                                   -------         -------
Numerator:
  Net income to common shareholders                $ 5,226         $ 4,065
                                                   =======         =======

Denominator:
  Denominator for basic income per share
      to common shareholders - -
      Weighted-average shares                       15,770          15,709

  Effect of dilutive securities -
      Employee stock options                           562             312
                                                   -------         -------
  Denominator for diluted income per share
      to common shareholders - -
      Adjusted weighted average shares              16,332          16,021
                                                   =======         =======
  Basic net income per share
      to common shareholders                       $  0.33         $  0.26
                                                   =======         =======
  Diluted net income per share
      to common shareholders                       $  0.32         $  0.25
                                                   =======         =======

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)-(CONTINUED)

        During the first quarter of 2000, employees exercised options to acquire 155,081 shares of common stock at an average exercise price of $17.53 per share. Also, during the three-month period ended March 31, 2000, the Company issued 21,680 shares of common stock at a price of $16.15 per share under its Employee Stock Purchase Plan.

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

LITIGATION

        The Company is currently, and from time to time is expected to be, subject to claims and suits arising in the ordinary course of business.

NET PATIENT SERVICE REVENUE

        Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the statement of income in the period in which revisions are made, and resulted in minimal adjustments for the three-month period ended March 31, 2000, and increases in net patient service revenue of $0.9 million, or 1.3% of net patient revenue, for the three-month period ended March 31, 1999.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)-(CONTINUED)

FINANCIAL INSTRUMENTS

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

9.      SUBSEQUENT EVENTS

        In April, 2000, the Company completed its public offering of 4,222,504 shares of common stock. Net proceeds from the offering were approximately $95.2 million, which were used to reduce existing bank debt.

        In April, 2000, the Company acquired, through a long-term lease agreement, the assets and business of the 200-bed Bolivar Medical Center in Cleveland, Mississippi, from Bolivar County. To finance the prepaid lease payment of $25.8 million, the Company borrowed $24.6 million under its revolving credit facility.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

        You should read the following along with the Condensed Consolidated Financial Statements and accompanying notes.

OVERVIEW

        We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of March 31, 2000, we owned and operated 15 general acute care hospitals in eight states with a total of 1,327 licensed beds, and managed 48 hospitals in 19 states and Puerto Rico, with a total of 3,602 licensed beds. In addition, in April 2000, we entered into a long-term lease agreement to acquire the assets and business of Bolivar Medical Center, a 200-bed facility located in Bolivar, Mississippi.

        Our owned and leased hospitals accounted for 95.5% and 92.9% of our net operating revenue in the three months ended March 31, 2000 and 1999, respectively.

IMPACT OF ACQUISITIONS

1999 Acquisitions

      In February 1999, we entered into a special services agreement for the lease of Eunice Community Medical Center in Eunice, Louisiana, by purchasing assets totaling $4.9 million and assuming certain liabilities and entering into a ten-year lease agreement, with a five-year renewal option, totaling $0.8 million. We are obligated under the lease to construct a replacement facility (currently estimated to cost approximately $20.0 million) at such time as the net patient service revenue of the hospital reaches a pre-determined level. The lease will terminate at the time the replacement facility commences operations.

      In April 1999, we acquired assets totaling $17.2 million and assumed liabilities totaling $4.9 million of Glades General Hospital in Belle Glade, Florida. To finance this acquisition, we borrowed $13.5 million under our revolving credit facility. We are obligated under the Asset Purchase Agreement to build a replacement hospital following the fifth year after the closing, at a cost of not less than $25.0 million, contingent upon the hospital meeting certain financial targets following the closing.

      In June 1999, we acquired assets totaling $25.7 million and assumed certain liabilities totaling $2.8 million of Doctors' Hospital of Opelousas in Opelousas, Louisiana. To finance this acquisition, we borrowed $22.0 million under our revolving credit facility.

      In October 1999, we acquired assets totaling $82.5 million and assumed liabilities totaling $4.2 million of Trinity Valley Medical Center in Palestine, Texas and Minden Medical Center in Minden, Louisiana. To finance the acquisition, we borrowed $77.0 million under our revolving credit facility. Following the acquisition, we merged Trinity Valley Medical Center into Memorial Mother Frances Hospital, a hospital that we already owned in Palestine, Texas, and changed the name of the hospital to Palestine Regional Medical Center.

2000 Acquisitions

      In February 2000, we acquired, through a long-term lease agreement, the assets and business of the 45-bed City of Ennis Hospital from the City of Ennis, Texas. The long-term lease totals $3.0 million over a 30-year period, including a prepayment of $2.0 million. To finance the lease payment, we borrowed $2.0 million under our revolving credit facility.

      All of the acquisitions described above were accounted for as purchase business combinations, and the results of operations of the hospitals have been included in our results of operations from the purchase dates forward. The March 31, 2000 results include three months of operations for Eunice Community Medical Center, Glades General Hospital, and Doctors' Hospital of Opelousas, and one and one-half months of operations for City of Ennis Hospital. The March 31, 1999 results include one month and six days of operations for Eunice Community Medical Center. These acquisitions are collectively referred to in this discussion as "the Acquisitions."

      In April 2000, we acquired, through a long-term lease agreement, the assets and business of the 200-bed Bolivar Medical Center in Cleveland, Mississippi, from Bolivar County. To finance the prepaid lease payment of $25.8 million, we borrowed $24.6 million under our revolving credit facility.

      Due to the relatively small number of owned and leased hospitals, each hospital acquisition can materially affect our overall operating margin. Upon the acquisition of a hospital, we typically take a number of steps to lower operating costs. The impact of such actions may be offset by other cost increases to expand services, strengthen medical staff and improve market position. The benefits of these investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly acquired hospital may adversely affect overall operating margins in the short term. As we make additional hospital acquisitions, we expect that this effect will be mitigated by the expanded financial base of existing hospitals and the allocation of corporate overhead among a larger number of hospitals.

RESULTS OF OPERATIONS

      The following table presents, for the periods indicated, information expressed as a percentage of net operating revenue. Such information has been derived from our Condensed Consolidated Statements of Income included elsewhere in this report. The results of operations for the periods presented include hospitals from their acquisition dates, as discussed above.

                                                                        Percentage
                                                                   Increase (Decrease)
                                     Three Months Ended March 31,   of Dollar Amounts
                                     ----------------------------   -----------------
                                         2000            1999
                                        ------          ------
Net operating revenue                    100.0%          100.0%            49.0%
Operating expenses (1)                    81.1            80.9             49.3
                                        ------          ------
EBITDA (2)                                18.9            19.1             47.6
Depreciation and amortization              5.8             5.7             51.6
Interest                                   4.8             3.5            102.4

Minority interest                          0.0             0.1            (37.9)
Loss on sale of assets                     0.0             0.0              0.0
                                        ------          ------
Income before income taxes                 8.3             9.8             25.8
Provision for income taxes                 3.5             4.3             23.4
                                        ------          ------
Net income                                 4.8%            5.5%            28.6%
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

SELECTED OPERATING STATISTICS - OWNED OR LEASED HOSPITALS

        The following table sets forth certain operating statistics for our company's owned or leased hospitals for each of the periods presented.

                                                    Three Months Ended
                                                          March 31,
                                               ------------------------------
                                                   2000              1999
                                               ------------       -----------
       CONSOLIDATED HOSPITALS:
       Number of hospitals end of period                 15                11
       Licensed beds end of period                    1,327               802
       Beds in service end of period                  1,231               732
       Inpatient admissions                          10,949             7,099
       Patient days                                  51,559            36,266
       Adjusted patient days                         87,881            61,049
       Average length of stay (days)                    4.7               5.1
       Occupancy rates (licensed beds)                 42.7%             50.2%
       Occupancy rates (beds in service)               46.0%             55.0%

       Gross inpatient revenue                 $127,213,506       $75,239,271
       Gross outpatient revenue                  89,617,715        51,432,780

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

       Net operating revenue was $109.1 million for the three months ended March 31, 2000, compared to $73.2 million for the comparable period of 1999, an increase of $35.9 million or 49.0%. Cost report settlements and the filing of cost reports resulted in minimal revenue adjustments for the three months ended March 31, 2000, and an increase in revenue of $0.9 million (1.3% of net patient service revenue) for the three-month period ended March 31, 1999. Net patient revenue generated by hospitals owned during both periods increased $13.8 million, or 21.1%, resulting from market expansion, inpatient and outpatient volume increases, new services and price increases. The remaining increase was primarily attributable to the Acquisitions.

       Operating expenses were $88.4 million, or 81.1% of net operating revenue, for the three months ended March 31, 2000, compared to $59.2 million, or 80.9% of net operating revenue, for the comparable period of 1999. The provision for doubtful accounts increased to 7.4% of net revenue in 2000 from 6.4% of net revenue in 1999, primarily as a result of the Acquisitions. The majority of the increase in operating expenses was attributable to the Acquisitions. Operating expenses of hospitals owned during both periods decreased to 73.2% of net operating revenue for the three months ended March 31, 2000, compared to 75.7% for the comparable period of 1999.

       EBITDA was $20.7 million or 18.9% of net operating revenue for the three months ended March 31, 2000, compared to $14.0 million, or 19.1% of net operating revenue, for the comparable period of 1999, primarily as a result of the Acquisitions.

        Depreciation and amortization expense was $6.3 million, or 5.8% of net operating revenue, for the three months ended March 31, 2000, compared to $4.2 million, or 5.7% of net operating revenue for the comparable period of 1999. The increase in depreciation and amortization resulted primarily from the Acquisitions. Interest expense as a percent of net operating revenue increased to 4.8% for the three months ended March 31, 2000, from 3.5% for the comparable period of 1999, as a result of the Acquisitions.

        Income before provision for income taxes was $9.1 million for the three months ended March 31, 2000, compared to $7.2 million for the comparable period of 1999, an increase of $1.9 million or 26.4%.

        Our provision for income taxes was $3.9 million for the three months ended March 31, 2000, compared to $3.1 million for the comparable period of 1999. These provisions reflect effective income tax rates of 42.5% for the 2000 period, compared to 43.5% for the 1999 period. As a result of the foregoing, our net income was $5.2 million, or 4.8% of net operating revenue, for the three months ended March 31, 2000, compared to $4.1 million, or 5.5% of net operating revenue for the comparable period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2000, we had working capital of $70.9 million, including cash and cash equivalents of $2.6 million. The ratio of current assets to current liabilities was 2.6 to 1.0 at March 31, 2000, and 2.5 to 1.0 at December 31, 1999.

        Total long-term obligations increased to $262.6 million at March 31, 2000, from $260.0 million at December 31, 1999. The increase resulted primarily from borrowings, under our revolving credit facility, to finance the City of Ennis Hospital acquisition.

        Cash provided by operations was $5.5 million for the three months ended March 31, 2000. Cash used in investing activities was $8.8 million for the three months ended March 31, 2000, relating primarily to acquisitions and capital expenditures. Net cash provided by financing activities was $5.9 million for the three months ended March 31, 2000, primarily as a result of net borrowings on the revolving line of credit to finance acquisitions, and issuance of common stock through exercise of stock options and through the Employee Stock Purchase Plan.

        We intend to acquire additional acute care facilities, and are actively seeking out such acquisitions. There can be no assurance that we will not require additional debt or equity financing for any particular acquisition. Also, we continually review our capital needs and financing opportunities and may seek additional equity or debt financing for our acquisition program or other needs.

        Capital expenditures, excluding acquisitions, for the three months ended March 31, 2000 and 1999, were $7.3 million and $2.3 million, respectively. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2000 of approximately $24.3 million, exclusive of any acquisitions of businesses or construction projects. Planned capital expenditures for 2000 consist principally of capital improvements to owned and leased hospitals. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility.

        In April 2000, we completed our public offering of 4,222,504 shares of common stock. Net proceeds from the offering were approximately $95.2 million, which were used to reduce existing bank debt.

IMPACT OF YEAR 2000

        In late 1999, we completed our remediation and testing of systems to become Year 2000 ready. As a result of those planning and implementation efforts, we experienced no disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our services, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

GENERAL

        The federal Medicare program accounted for approximately 60.5% and 61.8% of hospital patient days for the three months ended March 31, 2000 and 1999, respectively. The state Medicaid programs accounted for approximately 13.7% and 9.1% of hospital patient days for the three months ended March 31, 2000 and 1999, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

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

       We expect the industry trend in increased outpatient services to continue because of the increased focus on managed care and advances in technology. Outpatient revenue of our owned or leased hospitals was approximately 41.3% and 40.6% of gross patient service revenue for the three months ended March 31, 2000 and 1999, respectively.

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

FORWARD-LOOKING STATEMENTS

       This report and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by us, contain, or will contain, disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements address, among other things, our strategic objectives. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations and future financial condition and results. These factors include, but are not limited to:

       -      the highly competitive nature of the healthcare business;

       - the efforts of insurers, healthcare providers and others to contain healthcare costs;

       - possible changes in the Medicare program that may further limit reimbursements to healthcare providers and insurers;

       - changes in federal, state or local regulation affecting the healthcare industry;

       -      the possible enactment of federal or state healthcare reform;

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK

       During the three months ended March 31, 2000, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 1999.

                                     PART II
                                OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

       The deadline for delivering your notice of shareholder proposal, other than proposal to be included in the proxy statement for the 2001 Annual Meeting of Shareholders, will be March 2, 2001, pursuant to Rule 14a-4 under the Securities Exchange Act of 1934. The persons named as proxies in the proxy statement may exercise discretionary voting authority with respect to any matter that is not submitted to us by such date.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

       Exhibit
       Number     Description of Exhibits

         3.1 Amended and Restated Certificate of Incorporation of Province Healthcare Company (a)

         3.2      Amended and Restated Bylaws of Province Healthcare Company (a)

         10.1 Executive Severance Agreement by and between Province Healthcare Company and Martin S. Rash, dated October 18, 1999

         10.2 Executive Severance Agreement by and between Province Healthcare Company and James Thomas Anderson, dated October 18,1999

         10.3 Executive Severance agreement by and between Province Healthcare Company and John M. Rutledge, dated October 18, 1999

         10.4 Executive Severance Agreement by and between Province Healthcare Company and Howard T. Wall III, dated October 18, 1999

         27.1     Financial Data Schedule (for SEC use only)

       -------------------------

         (a) Incorporated by reference to the Exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-34421

(b)    Reports on Form 8-K

       During the three months ended March 31, 2000, the Company filed a Form 8-K, dated March 2, 2000, relating to the Company's agreement to lease from the City of Ennis, Texas the City of Ennis Hospital located in Ennis, Texas.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PROVINCE HEALTHCARE COMPANY



       Date: May 12, 2000               By: /s/ Brenda B. Rector
            ---------------             ----------------------------------------
                                        Brenda B. Rector
                                        Vice President and Controller

                                 EXHIBIT INDEX

       Exhibit
       Number     Description of Exhibits
       -------    -----------------------

         3.1 Amended and Restated Certificate of Incorporation of Province Healthcare Company (a)

         3.2      Amended and Restated Bylaws of Province Healthcare Company (a)

         10.1 Executive Severance Agreement by and between Province Healthcare Company and Martin S. Rash, dated October 18, 1999

         10.2 Executive Severance Agreement by and between Province Healthcare Company and James Thomas Anderson, dated October 18,1999

         10.3 Executive Severance agreement by and between Province Healthcare Company and John M. Rutledge, dated October 18, 1999

         10.4 Executive Severance Agreement by and between Province Healthcare Company and Howard T. Wall III, dated October 18, 1999

         27.1     Financial Data Schedule (for SEC use only)

       -------------------------

         (a) Incorporated by reference to the Exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-34421