Form 10-Q
period 2000-06-30
PROVINCE HEALTHCARE CO
filed 2000-08-10
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                OUTSTANDING AT JULY 31, 2000
COMMON STOCK, $.01 PAR VALUE                               20,292,420

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Consolidated Balance Sheets
             June 30, 2000 and December 31, 1999 .................................1

        Condensed Consolidated Statements of Income
             Three Months Ended June 30, 2000 and 1999............................2

        Condensed Consolidated Statements of Income
             Six Months Ended June 30, 2000 and 1999..............................3

        Condensed Consolidated Statements of Cash Flows
             Six Months Ended June 30, 2000 and 1999..............................4

        Notes to Condensed Consolidated Financial Statements......................5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS ..........................................12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.........................................................21

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       June 30,   December 31,
                                                                         2000         1999
                                                                       --------     --------
                                                                      (Unaudited)   (Note 1)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                           $ 10,459     $     --
   Accounts receivable, less allowance for doubtful
       accounts of $20,390 at June 30, 2000, and
       $16,494 at December 31, 1999                                      91,332       84,269
Inventories                                                              12,641       11,122
Prepaid expenses and other                                                9,472        6,534
                                                                       --------     --------
       Total current assets                                             123,904      101,925
Property, plant and equipment, net                                      196,980      186,129
Other assets:
   Cost in excess of net assets acquired, net                           191,050      193,904
   Other assets                                                          47,002       15,658
                                                                       --------     --------
       Total assets                                                    $558,936     $497,616
                                                                       ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $ 14,367     $ 14,927
   Accrued salaries and benefits                                         16,015       10,790
   Accrued expenses                                                      12,997       14,558
   Current maturities of long-term obligations                            2,520        2,223
                                                                       --------     --------
       Total current liabilities                                         45,899       42,498
Long-term obligations, less current maturities                          205,100      259,992
Other liabilities                                                        11,441        9,997
Minority interest                                                           824          770
                                                                       --------     --------
       Total noncurrent liabilities                                     217,365      270,759

Stockholders' equity:
   Common stock--$0.01 par value; authorized 50,000,000 and
       25,000,000 shares at June 30, 2000, and December 31, 1999, respectively; issued and outstanding 20,292,176 and
       15,742,048 shares at June 30, 2000, and  December 31, 1999,
       respectively                                                         203          157
   Additional paid-in-capital                                           264,073      163,593
   Retained earnings                                                     31,396       20,609
                                                                       --------     --------
       Total stockholders' equity                                       295,672      184,359
                                                                       --------     --------
       Total liabilities and stockholders' equity                      $558,936     $497,616
                                                                       ========     ========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              Three Months
                                              Ended June 30,
                                           -------------------
                                             2000       1999
                                           --------   --------
Revenue:
   Net patient service revenue             $111,226   $ 74,879
   Management and professional services       3,132      3,724
   Reimbursable expenses                      1,608      1,683
   Other                                      1,869        939
                                           --------   --------
       Net operating revenue                117,835     81,225

Expenses:
   Salaries, wages and benefits              44,554     32,703
   Reimbursable expenses                      1,608      1,683
   Purchased services                        12,256      9,427
   Supplies                                  14,059      9,091
   Provision for doubtful accounts           11,485      6,112
   Other operating expenses                  11,445      7,238
   Rentals and leases                         1,828      1,806
   Depreciation and amortization              6,700      4,496
   Interest expense                           4,198      2,791
   Minority interest                             18         32
   Loss (gain) on sale of assets                 12         (8)
                                           --------   --------
       Total expenses                       108,163     75,371
                                           --------   --------

Income before provision for income taxes      9,672      5,854
Provision for income taxes                    4,111      2,547
                                           --------   --------
Net income                                 $  5,561   $  3,307
                                           ========   ========
Net income per common share:
       Basic                               $   0.28   $   0.21
                                           ========   ========
       Diluted                             $   0.27   $   0.21
                                           ========   ========








                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Six Months
                                              Ended June 30,
                                           -------------------
                                             2000       1999
                                           --------   --------
Revenue:
   Net patient service revenue             $214,639   $ 142,135
   Management and professional services       6,271       7,174
   Reimbursable expenses                      3,318       3,460
   Other                                      2,708       1,702
                                           --------   ---------
       Net operating revenue                226,936     154,471

Expenses:
   Salaries, wages and benefits              88,760      62,211
   Reimbursable expenses                      3,318       3,460
   Purchased services                        22,748      16,663
   Supplies                                  26,411      17,308
   Provision for doubtful accounts           19,554      10,789
   Other operating expenses                  21,245      13,382
   Rentals and leases                         3,631       3,489
   Depreciation and amortization             13,033       8,673
   Interest expense                           9,410       5,365
   Minority interest                             53          91
   Loss (gain) on sale of assets                 13          (8)
                                           --------   ---------
       Total expenses                       208,176     141,423
                                           --------   ---------
Income before provision for income taxes     18,760      13,048
Provision for income taxes                    7,973       5,676
                                           --------   ---------
Net income                                 $ 10,787   $   7,372
                                           ========   =========
Net income per common share:
       Basic                               $   0.61   $    0.47
                                           ========   =========
       Diluted                             $   0.59   $    0.46
                                           ========   =========








                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                        Six Months
                                                       Ended June 30,
                                                   ---------------------
                                                     2000        1999
                                                   ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $  14,926    $ 23,442

INVESTING ACTIVITIES
Purchase of property, plant and equipment            (18,376)     (6,449)
Purchase of acquired companies                       (31,712)    (41,515)
Other                                                     --         339
                                                   ---------    --------
Net cash used in investing activities                (50,088)    (47,625)

FINANCING ACTIVITIES
Proceeds from long-term debt                          84,532      57,229
Repayments of debt                                  (139,315)    (25,920)
Issuance of common stock                               5,579         382
Proceeds from stock offering                          94,784          --
Other                                                     41          --
                                                   ---------    --------
Net cash provided by financing activities             45,621      31,691
                                                   ---------    --------
Net increase in cash and cash equivalents             10,459       7,508

Cash and cash equivalents at beginning of period          --       2,113
                                                   ---------    --------

Cash and cash equivalents at end of period         $  10,459    $  9,621
                                                   =========    ========
ACQUISITIONS
   Fair value of assets acquired                   $  35,697    $ 48,459
   Liabilities assumed                                (3,985)     (6,944)
                                                   ---------    --------
   Cash paid                                       $  31,712    $ 41,515
                                                   =========    ========




                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000

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

        The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. Certain balance sheet reclassifications have been made to the prior year financial statements to conform to the 2000 presentation.

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

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

ENNIS REGIONAL HOSPITAL

        In February 2000, the Company acquired, through a long-term lease agreement, the assets and business of the City of Ennis Hospital. The long-term lease payments total $3.0 million over a 30-year period, including a rent prepayment of $2.0 million. To finance this acquisition, the Company borrowed $2.0 million under its revolving credit facility. The hospital had been closed prior to its acquisition by the Company.

BOLIVAR MEDICAL CENTER

        In April 2000, the Company acquired, through a long-term lease agreement, the assets and business of Bolivar Medical Center in Cleveland, Mississippi. The 40-year lease totals $26.4 million, which was prepaid at the date of closing. To finance the prepaid lease payment and the purchase of working capital, the Company borrowed $24.6 million under its revolving credit facility. The allocation of the purchase price has been determined based on currently available information and is subject to further refinement pending final working capital settlement. The unallocated purchase price is included in other assets on the balance sheet.

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

        The following pro forma information reflects the operations of the entities acquired in 2000 and 1999, as if the respective transactions had occurred at the beginning of the periods presented (in thousands, except per share data):

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                    ---------------------   ---------------------
                                       2000       1999        2000        1999
                                    ---------   ---------   ---------   ---------
Net operating revenue               $ 119,598   $ 110,249   $ 237,311   $ 224,222
Net income to common shareholders       5,331       5,233      10,550       7,385

  Basic net income per share to
     common shareholders                 0.27        0.33        0.60        0.47

  Diluted net income per share to
     common shareholders                 0.26        0.33        0.58        0.46

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

4.      LONG-TERM OBLIGATIONS

        At June 30, 2000, the Company had $196.4 million outstanding under its revolving line of credit and $87.7 million available, which includes availability under the end-loaded lease facility that can be converted to revolver availability at the Company's option.

5.      STOCKHOLDERS' EQUITY

        In April 2000, the Company completed its public offering of 4,222,504 shares of common stock at an offering price of $23.875 per share. Net proceeds from the offering of approximately $94.8 million were used primarily to reduce debt.

6.      COMPREHENSIVE INCOME

        The Company had no items of other comprehensive income in 2000 or 1999, and accordingly, comprehensive income is equivalent to net income.

7.      INCOME TAXES

        The income tax provision for the three months and six months ended June 30, 2000 and 1999, differs from the statutory income tax computation due to permanent differences and the provision for state income taxes. The IRS is currently engaged in an examination of the predecessor company's federal income tax returns for 1995 and 1996. Finalization of the examination is not expected to have a significant effect on the financial condition or results of operations of the Company.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

8.      EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                   Three Months Ended       Six Months Ended
                                                         June 30,               June 30,
                                                   -------------------     -------------------
                                                    2000        1999        2000        1999
                                                   -------     -------     -------     -------
Numerator:
   Net income                                      $ 5,561     $ 3,307     $10,787     $ 7,372
                                                   =======     =======     =======     =======
Denominator:
   Denominator for basic income per share --
       Weighted-average shares                      19,622      15,724      17,696      15,721

   Effect of dilutive securities -
       Employee stock options                          735         330         613         322
                                                   -------     -------     -------     -------
   Denominator for diluted income per share --
       Adjusted weighted average shares             20,357      16,054      18,309      16,043
                                                   =======     =======     =======     =======
   Basic net income per share                      $  0.28     $  0.21     $  0.61     $  0.47
                                                   =======     =======     =======     =======
   Diluted net income per share                    $  0.27     $  0.21     $  0.59     $  0.46
                                                   =======     =======     =======     =======

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

        During the second quarter of 2000, employees exercised options to acquire 150,863 shares of common stock at an average exercise price of $16.63 per share. During the six-month period ended June 30, 2000, employees exercised options to acquire 305,944 shares of common stock at an average exercise price of $17.09 per share. Also, during the six-month period ended June 30, 2000, the Company issued 21,680 shares of common stock at a price of $16.15 per share under its Employee Stock Purchase Plan.

9.      CONTINGENCIES

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

GENERAL AND PROFESSIONAL LIABILITY RISKS

        At December 31, 1999, the Company purchased a tail policy in the commercial insurance market to transfer all risk, through that date, for its professional liability.

LITIGATION

        The Company is currently, and from time to time is expected to be, subject to claims and suits arising in the ordinary course of business.

NET PATIENT SERVICE REVENUE

        Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the statement of income in the period in which revisions are made, and resulted in minimal adjustments for the three-month periods ended June 30, 2000 and 1999, and the six-month periods ended June 30, 2000 and 1999.

FINANCIAL INSTRUMENTS

        Interest rate swap agreements are used to manage the Company's interest rate exposure under the Credit Agreement. In 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45.0 million of floating-rate borrowings to fixed-rate borrowings. The Company secured a 6.27% fixed interest rate on the 1997 swap agreement, and a

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

5.625% fixed interest rate on the 1998 swap agreement. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to its financial instruments. The Company anticipates that the counterparty will fully satisfy its obligations under the contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following along with the Condensed Consolidated Financial Statements and accompanying notes.

OVERVIEW

        We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of June 30, 2000, we owned and operated 16 general acute care hospitals in nine states with a total of 1,511 licensed beds, and managed 44 hospitals in 17 states, with a total of 3,454 licensed beds.

        Our owned and leased hospitals accounted for 95.6% and 93.2% of our net operating revenue in the three months ended June 30, 2000 and 1999, respectively, and 95.6 % and 93.1% of our net operating revenue in the six months ended June 30, 2000 and 1999, respectively.

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

        In April 2000, we acquired, through a long-term lease agreement, the assets and business of the 165-bed Bolivar Medical Center in Cleveland, Mississippi, from Bolivar County. The 40-year lease totals $26.4 million, which was prepaid at the date of closing. To finance the prepaid lease payment and the purchase of working capital, we borrowed $24.6 million under our revolving credit facility.

        All of the acquisitions described above were accounted for as purchase business combinations, and the results of operations of the hospitals have been included in our results of operations from the purchase dates forward. The June 30, 2000 results include City of Ennis Hospital effective March 1, 2000, Bolivar Medical Center effective May 1, 2000, and Trinity Valley Medical Center and Minden Medical Center for the entire period. The June 30, 1999 results include Doctors Hospital of Opelousas effective June 1, 1999, Glades General Hospital effective May 1, 1999, and Eunice Community Medical Center effective April 1, 1999.

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

                                                          Percentage
                                    Three Months Ended     Increase
                                          June 30,        (Decrease)
                                    ------------------     of Dollar
                                     2000       1999        Amounts
                                    ------      ------      -------
Net operating revenue                100.0%      100.0%       45.1%
Operating expenses (1)                82.5        83.8        42.9
                                    ------      ------
EBITDA (2)                            17.5        16.2        56.5
Depreciation and amortization          5.7         5.5        49.0
Interest                               3.6         3.4        50.4

Minority interest                      0.0         0.0       (43.8)
Loss on sale of assets                 0.0         0.0         0.0
                                    ------      ------
Income before income taxes             8.2         7.3        65.2
Provision for income taxes             3.5         3.2        61.4
                                    ------      ------
Net income                             4.7%        4.1%       68.2%
                                    ======      ======


                                                          Percentage
                                     Six Months Ended      Increase
                                          June 30,        (Decrease)
                                    ------------------     of Dollar
                                     2000       1999        Amounts
                                    ------      ------      -------
Net operating revenue                100.0%      100.0%       46.9%
Operating expenses (1)                81.8        82.4        45.8
                                    ------      ------
EBITDA (2)                            18.2        17.6        51.9
Depreciation and amortization          5.7         5.6        50.3
Interest                               4.1         3.5        75.4

Minority interest                      0.1         0.1       (41.8)
Loss on sale of assets                 0.0         0.0         0.0
                                    ------      ------
Income before income taxes             8.3         8.4        44.6
Provision for income taxes             3.5         3.6        40.5
                                    ------      ------
Net income                             4.8%        4.8%       46.3%
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

SELECTED OPERATING STATISTICS - OWNED OR LEASED HOSPITALS

        The following table sets forth certain operating statistics for our company's owned or leased hospitals for each of the periods presented.

                                        Three Months Ended              Six Months Ended
                                              June 30,                       June 30,
                                    --------------------------     ---------------------------
                                        2000           1999            2000           1999
                                    ------------    -----------    ------------   ------------
CONSOLIDATED HOSPITALS:
Number of hospitals end of period             16             13              16             13
Licensed beds end of period                1,511          1,008           1,511          1,008
Beds in service end of period              1,401            909           1,401            909
Inpatient admissions                      11,684          7,344          22,633         14,443
Patient days                              54,547         36,236         106,106         72,502
Adjusted patient days                     95,096         64,400         182,928        125,449
Average length of stay (days)                4.7            4.9             4.7            5.0
Occupancy rates (licensed beds)             39.7%          39.5%           38.6%          39.7%
Occupancy rates (beds in service)           42.8%          43.8%           41.6%          44.1%

Gross inpatient revenue             $128,442,469    $79,267,333    $255,655,975   $154,506,604
Gross outpatient revenue              95,480,596     61,600,244     185,098,311    113,033,023


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

        Net operating revenue was $117.8 million for the three months ended June 30, 2000, compared to $81.2 million for the comparable period of 1999, an increase of $36.6 million or 45.1%. Cost report settlements and the filing of cost reports resulted in minimal revenue adjustments for the three months ended June 30, 2000 and 1999. Net patient revenue generated by hospitals owned during both periods increased $17.4 million, or 23.8%, resulting from market expansion, inpatient volume increases, new services and price increases. The remaining increase was primarily attributable to the Acquisitions.

        Operating expenses were $97.2 million, or 82.5% of net operating revenue, for the three months ended June 30, 2000, compared to $68.1 million, or 83.8% of net operating revenue, for the comparable period of 1999. The provision for doubtful accounts increased to 9.7% of net revenue in 2000, from 7.5% of net revenue in 1999, primarily as a result of increases at two hospitals acquired in 1999. The majority of the increase in operating expenses was attributable to the Acquisitions. Operating expenses of hospitals owned during both periods decreased to 78.6% of net operating revenue for the three months ended June 30, 2000, compared to 80.2% for the comparable period of 1999.

        EBITDA was $20.6 million or 17.5% of net operating revenue for the three months ended June 30, 2000, compared to $13.2 million, or 16.2% of net operating revenue, for the comparable period of 1999, primarily as a result of the Acquisitions and improved operations at hospitals owned during both periods.

        Depreciation and amortization expense was $6.7 million, or 5.7% of net operating revenue, for the three months ended June 30, 2000, compared to $4.5 million, or 5.5% of net operating revenue for the comparable period of 1999. The increase in depreciation and amortization resulted primarily from the Acquisitions and capital expenditures at hospitals owned during both periods. Interest expense as a percent of net operating revenue increased to 3.6% for the three months ended June 30, 2000, from 3.4% for the comparable period of 1999, as a result of increased borrowings to finance the Acquisitions.

        Income before provision for income taxes was $9.7 million for the three months ended June 30, 2000, compared to $5.9 million for the comparable period of 1999, an increase of $3.8 million or 65.2%.

        Our provision for income taxes was $4.1 million for the three months ended June 30, 2000, compared to $2.5 million for the comparable period of 1999. These provisions reflect effective income tax rates of 42.5% for the 2000 period, compared to 43.5% for the 1999 period. As a result of the foregoing, our net income was $5.6 million, or 4.7% of net operating revenue, for the three months ended June 30, 2000, compared to $3.3 million, or 4.1% of net operating revenue for the comparable period of 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

        Net operating revenue was $226.9 million for the six months ended June 30, 2000, compared to $154.5 million for the comparable period of 1999, an increase of $72.5 million or 46.9%. Cost report settlements and the filing of cost reports resulted in minimal revenue adjustments for the six months ended June 30, 2000 and 1999. Net patient revenue generated by hospitals owned during both periods increased $31.2 million, or 22.5%, resulting from market expansion, inpatient volume increases, new services and price increases. The remaining increase was primarily attributable to the Acquisitions.

        Operating expenses were $185.7 million, or 81.8% of net operating revenue, for the six months ended June 30, 2000, compared to $127.3 million, or 82.4% of net operating revenue, for the comparable period of 1999. The provision for doubtful accounts increased to 8.6% of net revenue in 2000 from 7.0% of net revenue in 1999, primarily as a result of the Acquisitions. The majority of the increase in operating expenses was attributable to the Acquisitions. Operating expenses of hospitals owned during both periods decreased to 76.1% of net operating revenue for the six months ended June 30, 2000, compared to 78.1% for the comparable period of 1999.

        EBITDA was $41.3 million or 18.2% of net operating revenue for the six months ended June 30, 2000, compared to $27.2 million, or 17.6% of net operating revenue, for the comparable period of 1999, primarily as a result of the Acquisitions and improved operations at hospitals owned during both periods.

        Depreciation and amortization expense was $13.0 million, or 5.7% of net operating revenue, for the six months ended June 30, 2000, compared to $8.7 million, or 5.6% of net operating revenue for the comparable period of 1999. The increase in depreciation and amortization resulted primarily from the Acquisitions and capital expenditures at hospitals owned during both periods. Interest expense as a percent of net operating revenue increased to 4.1% for the six months ended June 30, 2000, from 3.5% for the comparable period of 1999, as a result of increased borrowings to finance the Acquisitions.

        Income before provision for income taxes was $18.8 million for the six months ended June 30, 2000, compared to $13.0 million for the comparable period of 1999, an increase of $5.8 million or 44.6%.

        Our provision for income taxes was $8.0 million for the six months ended June 30, 2000, compared to $5.7 million for the comparable period of 1999. These provisions reflect effective income tax rates of 42.5% for the 2000 period, compared to 43.5% for the 1999 period. As a result of the foregoing, our net income was $10.8 million, or 4.8% of net operating revenue, for the six months ended June 30, 2000, compared to $7.4 million, or 4.8% of net operating revenue for the comparable period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2000, we had working capital of $78.0 million, including cash and cash equivalents of $10.5 million. The ratio of current assets to current liabilities was 2.7 to 1.0 at June 30, 2000, and 2.4 to 1.0 at December 31, 1999.

        In April 2000, we completed our public offering of 4,222,504 shares of common stock. Net proceeds from the offering were approximately $94.8 million.

        Total long-term obligations decreased to $205.1 million at June 30, 2000, from $260.0 million at December 31, 1999. The decrease resulted primarily from the reduction in the revolving credit facility with the net proceeds from the common stock offering, offset by borrowings to finance the City of Ennis Hospital and Bolivar Medical Center acquisitions.

        Cash provided by operations was $14.9 million for the six months ended June 30, 2000. Cash used in investing activities was $50.1 million for the six months ended June 30, 2000, relating primarily to acquisitions and capital expenditures. Net cash provided by financing activities was $45.6 million for the six months ended June 30, 2000, primarily as a result of the common stock offering, borrowings on the revolving line of credit to finance acquisitions and issuance of common stock through exercises of stock options and through the Employee Stock Purchase Plan.

        We intend to acquire additional acute care facilities, and are actively seeking out such acquisitions. There can be no assurance that we will not require additional debt or equity financing for any particular acquisition. Also, we continually review our capital needs and financing opportunities and may seek additional equity or debt financing for our acquisition program or other needs.

        Capital expenditures, excluding acquisitions, for the six months ended June 30, 2000 and 1999, were $18.4 million and $6.4 million, respectively. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2000 of approximately $24.3 million, exclusive of any acquisitions of businesses or construction projects. Planned capital expenditures for 2000 consist principally of capital improvements to owned and leased hospitals. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility.

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

GENERAL

        The federal Medicare program accounted for approximately 55.1% and 57.7% of hospital patient days for the three and six month periods ended June 30, 2000, respectively. The state Medicaid programs accounted for approximately 18.3% and 16.1% of hospital patient days for the three and six month periods ended June 30, 2000, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

        Both federal and state legislators are continuing to scrutinize the health care industry for the purpose of reducing health care costs. While we are unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, we expect continuing pressure to limit expenditures by governmental health care programs. The Balanced Budget Act of 1997 imposed certain limitations on increases in the inpatient Medicare rates paid to acute care hospitals. Payments for Medicare outpatient services provided at acute care hospitals and home health services historically have been paid based on costs, subject to certain limits. The Balanced Budget Act of 1997 requires that the payment for those services be converted to a prospective payment system. Medicare outpatient services converted to a prospective payment system on August 1, 2000, and Medicare home health services are expected to convert to a prospective payment system on October 1, 2000. The Balanced Budget Act of 1997 also includes a managed care option that could direct Medicare patients to managed care organizations. Further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and our company.

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

        We expect the industry trend in increased outpatient services to continue because of the increased focus on managed care and advances in technology. Outpatient revenue of our owned or leased hospitals was approximately 42.6% and 42.0% of gross patient service revenue for the three and six months ended June 30, 2000, respectively, compared to 43.7% and 42.2% of gross patient revenue for the three and six months ended June 30, 1999, respectively.

        The billing and collection of accounts receivable by hospitals are complicated by:

        -       the complexity of the Medicare and Medicaid regulations;

        -       increases in managed care;

        -       hospital personnel turnover;

        - the dependence of hospitals on physician documentation of medical records; and

        -       the subjective judgment involved.

        There can be no assurance that these complications will not negatively impact our future cash flows or results of operations.

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

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our financial statements. Resolution of matters, for example, final settlements with third party payors, may result in changes from those estimates. The timing and amount of such changes in estimates may cause fluctuations in our quarterly or annual operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the six months ended June 30, 2000, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 1999. In 1997, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $35.0 million of floating-rate borrowings to fixed-rate borrowings. In June 2000, the counterparty exercised its option to terminate the swap agreement. Since we generally expect to maintain a substantial percent of our debt as fixed rate in nature by entering into interest rate swap transactions, we intend to replace the cancelled agreement with a similar swap agreement in the near future.

                                           PART II
                                      OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On June 16, 2000, we filed with the Secretary of State of the State of Delaware an Amended and Restated Certificate of Incorporation (the "Amended Certificate"). The purpose of the Amended Certificate was to (i) increase the number of authorized shares of the Company's common stock from 25,000,000 to 50,000,000 shares and (ii) eliminate references to the Series A Senior Preferred Stock and Series B Junior Preferred Stock from the certificate of incorporation, both of which series had been previously redeemed in full. We believe an increase in the number of authorized shares of common stock would enable us to continue our acquisition strategy or to engage in future equity financings. At the time of the amendment we had, and we currently have no plans or obligations to issue shares of common stock in connection with any acquisition or financing activity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On Thursday, May 25, 2000, we held the Province Healthcare Company 2000 Annual Meeting of Shareholders. At such meeting, the shareholders voted on the following three proposals:

        First, the shareholders voted on the election of six nominees to the Board of Directors. The incumbent Board of Directors, consisting of Martin S. Rash, Richard D. Gore, Bruce V. Rauner, Joseph P. Nolan, A.E. Brim, Winfield C. Dunn and David L. Steffy, determined that the size of the Board of Directors be set at six members. The Board of Directors then nominated Martin S. Rash, Richard D. Gore, Joseph P. Nolan, A.E. Brim, Winfield C. Dunn and David L. Steffy, for election at such Annual Meeting to serve until the 2001 Annual Meeting of Shareholders. The directors were elected by the following vote:

                                                                Withhold
Name                      For         Against      Abstain      Authority
----                      ---         -------      -------      ---------
Martin S. Rash        14,243,824         0            0           112,110
Richard D. Gore       14,243,824         0            0           112,110
Joseph P. Nolan       14,243,624         0            0           112,310
A.E. Brim             14,243,824         0            0           112,110
Winfield C. Dunn      14,242,759         0            0           113,175
David L. Steffy       14,243,024         0            0           112,910


        Second, the shareholders voted to approve the appointment of Ernst & Young LLP as independent auditors of our company and its subsidiaries for the fiscal year ending December 31, 2000. At the Annual Meeting, the shareholders voted to ratify the appointment of Ernst & Young LLP, with 14,350,165 votes for, 2,417 votes against and 3,352 abstentions.

                                     PART II
                                OTHER INFORMATION
                                   (CONTINUED)

        Third, the shareholders voted to approve adoption of the amendment to our amended and restated certificate of incorporation. Prior to the Annual Meeting, the Board of Directors had adopted, subject to shareholder approval, an amendment to (i) increase the number of authorized shares of our common stock from 25,000,000 to 50,000,000 and (ii) eliminate references to the Series A Senior Preferred Stock and Series B Junior Preferred Stock from the amended and restated certificate of incorporation. At the Annual Meeting, the shareholders voted to approve the amendment, with 13,422,353 votes for, 277,399 votes against, and 656,182 abstentions.

        Finally, the shareholders voted to approve adoption of an amendment to the Province Healthcare Company 1997 Long-Term Equity Incentive Plan (the "Amendment"). Prior to the Annual Meeting the Board of Directors had adopted, subject to shareholder approval, the Amendment to increase the number of authorized shares of common stock that are available for awards under the plan by 1,000,000 shares. As a result of the Amendment, the number of shares of common stock available for issuance under the 1997 Long-Term Equity Incentive Plan increased from 2,609,016 to 3,609,016. At the Annual Meeting, the shareholders voted to approve the Amendment, with 8,214,936 votes for, 4,645,114 votes against, 658,251 abstentions and 837,633 broker non-votes.

ITEM 5. OTHER INFORMATION

        The deadline for delivering to us notice of shareholder proposals, other than proposals to be included in the proxy statement for the 2001 Annual Meeting of Shareholders, will be March 2, 2001, pursuant to Rule 14a-4 under the Securities Exchange Act of 1934. The persons named as proxies in the proxy statement may exercise discretionary voting authority with respect to any matter that is not submitted to us by such date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

       Exhibit
       Number   Description of Exhibits
       ------   -----------------------

        3.1 Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000

        3.2     Amended and Restated Bylaws of Province Healthcare Company (a)

        27.1    Financial Data Schedule (for SEC use only)

                                     PART II
                                OTHER INFORMATION
                                   (CONTINUED)

        (a) Incorporated by reference to the Exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-34421

(b)     Reports on Form 8-K

        During the three months ended June 30, 2000, we filed the following reports on Form 8-K:

        (i) Form 8-K, dated April 4, 2000, in connection with the Company's execution of a long-term lease agreement with Bolivar Medical Center, located in Cleveland, Mississippi, pursuant to which a wholly-owned subsidiary of the Company will lease the property and assets which comprise the business of Bolivar Medical Center.

        (ii) Form 8-K, dated May 2, 2000, in connection with the closing of the acquisition described in the Company's Form 8-K filed on April 4, 2000.

                                        SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PROVINCE HEALTHCARE COMPANY



       Date: August 10, 2000        By: /s/ Brenda B. Rector
                                        ----------------------------------------
                                       Brenda B. Rector
                                       Vice President and Controller