Form 10-Q
period 2000-09-30
PROVINCE HEALTHCARE CO
filed 2000-11-09
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

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

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                               OUTSTANDING AT NOVEMBER 1, 2000
COMMON STOCK, $.01 PAR VALUE                             30,840,673

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Consolidated Balance Sheets
               September 30, 2000 and December 31, 1999.......................1

           Condensed Consolidated Statements of Income
               Three Months Ended September 30, 2000 and 1999.................2

           Condensed Consolidated Statements of Income
               Nine Months Ended September 30, 2000 and 1999..................3

           Condensed Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2000 and 1999..................4

           Notes to Condensed Consolidated Financial Statements...............5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.....................................12

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK...................................................21


                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              September 30,   December 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (Unaudited)
                               ASSETS

Current assets:
Cash and cash equivalents                                        $  4,603        $     --
Accounts receivable, less allowance for doubtful accounts
  of $12,343 in 2000 and $16,494 in 1999                           91,603          84,269
Inventories                                                        12,998          11,122
Prepaid expenses and other                                         11,211           6,534
                                                                 --------        --------
    Total current assets                                          120,415         101,925

Property, plant and equipment, net                                228,010         186,129
Other assets:
  Cost in excess of net assets acquired                           192,863         193,904
  Other assets                                                     21,744          15,658
                                                                 --------        --------
Total assets                                                     $563,032        $497,616
                                                                 ========        ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $ 17,791        $ 14,927
  Accrued salaries and benefits                                    14,415          10,790
  Accrued expenses                                                 11,429          14,558
  Current maturities of long-term obligations                       2,572           2,223
                                                                 --------        --------
    Total current liabilities                                      46,207          42,498

Long-term obligations, less current maturities                    195,064         259,992
Other liabilities                                                  11,297           9,997
Minority interest                                                     898             770
                                                                 --------        --------
    Total noncurrent liabilities                                  207,259         270,759

Stockholders' equity:
  Common stock - $0.01 par value; 50,000,000 and
    25,000,000 shares authorized at September 30, 2000 and
    December 31, 1999, respectively; issued and outstanding
    30,842,995 and 23,613,072 shares at September 30, 2000
    and December 31, 1999,  respectively                              308             157
  Additional paid-in-capital                                      272,464         163,593
  Retained earnings                                                36,794          20,609
                                                                 --------        --------
    Total stockholders' equity                                    309,566         184,359
                                                                 --------        --------
Total liabilities and stockholders' equity                       $563,032        $497,616
                                                                 ========        ========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   2000               1999
                                               -------------      -------------
Revenue:
  Net patient service revenue                     $113,854          $ 80,016
  Management and professional services               2,763             3,402
  Reimbursable expenses                              1,459             1,644
  Other                                              1,603               620
                                                  --------          --------
    Net operating revenue                          119,679            85,682


Expenses:
  Salaries, wages and benefits                      45,528            34,293
  Reimbursable expenses                              1,459             1,644
  Purchased services                                13,284            10,591
  Supplies                                          13,913             9,637
  Provision for doubtful accounts                   12,251             6,017
  Other operating expenses                          11,690             8,041
  Rentals and leases                                 1,727             1,869
  Depreciation and amortization                      6,433             4,908
  Interest expense                                   3,928             3,310
  Minority interest                                     75                22
  Loss (gain) on sale of assets                          1                (2)
                                                  --------          --------
    Total expenses                                 110,289            80,330
                                                  --------          --------


Income before provision for income taxes             9,390             5,352
Income taxes                                         3,992             2,328
                                                  --------          --------
Net income                                        $  5,398          $  3,024
                                                  ========          ========

Net income per common share:

  Basic                                           $   0.18          $   0.13
                                                  ========          ========
  Diluted                                         $   0.17          $   0.13
                                                  ========          ========



                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              Nine Months Ended September 30,
                                              -------------------------------
                                                 2000                1999
                                              -----------        ------------
Revenue:
  Net patient service revenue                   $328,492          $ 222,151
  Management and professional services             9,034             10,576
  Reimbursable expenses                            4,777              5,104
  Other                                            4,311              2,322
                                                --------          ---------
    Net operating revenue                        346,614            240,153


Expenses:
  Salaries, wages and benefits                   134,288             96,504
  Reimbursable expenses                            4,777              5,104
  Purchased services                              36,032             27,255
  Supplies                                        40,323             26,944
  Provision for doubtful accounts                 31,805             16,806
  Other operating expenses                        32,935             21,422
  Rentals and leases                               5,357              5,358
  Depreciation and amortization                   19,466             13,581
  Interest expense                                13,338              8,675
  Minority interest                                  128                113
  Loss (gain) on sale of assets                       15                (10)
                                                --------          ---------
    Total expenses                               318,464            221,752
                                                --------          ---------


Income before income taxes                        28,150             18,401
Income taxes                                      11,965              8,005
                                                --------          ---------
Net income                                      $ 16,185          $  10,396
                                                ========          =========

Net income per common share:
  Basic                                         $   0.58          $    0.44
                                                ========          =========
  Diluted                                       $   0.56          $    0.43
                                                ========          =========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                         Nine Months Ended September 30,
                                                        ---------------------------------
                                                            2000                1999
                                                        -------------     ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $  26,424           $  21,976

INVESTING ACTIVITIES
Purchase of property, plant and equipment                   (30,142)            (11,990)
Purchase of acquired companies                              (31,608)            (42,800)
Cash held for acquisitions                                       --             (77,000)
Other                                                            --                 340
                                                          ---------           ---------

Net cash used in investing activities                       (61,750)           (131,450)

FINANCING ACTIVITIES
Proceeds from long-term debt                                 89,891             151,864
Repayments of debt                                         (154,614)            (39,821)
Issuance of common stock                                      9,842                 382
Proceeds from stock offering                                 94,784                  --
Other                                                            26                  --
                                                          ---------           ---------
Net cash provided by financing activities                    39,929             112,425
                                                          ---------           ---------

Net increse in cash and cash equivalents                      4,603               2,951

Cash and cash equivalents at beginning of period                 --               2,113

                                                          ---------           ---------
Cash and cash equivalents at end of period                $   4,603           $   5,064
                                                          =========           =========

ACQUISITIONS
Fair value of assets acquired                                36,870              45,516
Liabilities assumed                                          (5,262)             (2,716)
                                                          ---------           ---------
Cash paid                                                 $  31,608           $  42,800
                                                          =========           =========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Interim results are not necessarily indicative of results that may be expected for the full year. In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of Province Healthcare Company (the "Company").

         The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain balance sheet reclassifications have been made to the prior year financial statements to conform to the 2000 presentation.

         On September 28, 2000, the Company completed a three-for-two stock split in the form of a 50% common stock dividend to shareholders of record on September 15, 2000. All historical references in this document to transactions in the common stock and earnings per share data have been restated to reflect the stock split.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued, and was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. This Statement requires all derivatives to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company's only derivatives relate to interest rate swap agreements. The Company expects to adopt the new Statement January 1, 2001. The Company does not expect the adoption of this Statement to have a significant effect on its results of operations or financial position.

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

DOCTORS' HOSPITAL OF OPELOUSAS

         In June 1999, the Company acquired assets totaling $25.7 million and assumed liabilities totaling $2.8 million of Doctors' Hospital of Opelousas, in Opelousas, Louisiana. To finance this acquisition, the Company borrowed $22.0 million under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $5.7 million, including final working capital settlement, and is being amortized over 35 years.

TRINITY VALLEY MEDICAL CENTER AND MINDEN MEDICAL CENTER

         In October 1999, the Company acquired assets totaling $82.5 million and assumed liabilities totaling $4.2 million of Trinity Valley Medical Center in Palestine, Texas and Minden Medical Center in Minden, Louisiana. To finance this acquisition, the Company borrowed $77.0 million under its revolving credit facility. Trinity Valley Medical Center was merged with and into Memorial Mother Frances Hospital, a hospital already owned by the Company in Palestine, Texas, and the name changed to Palestine Regional Medical Center. Cost in excess of net assets acquired in the acquisition totaled approximately $37.5 million and is being amortized over 35 years.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

ENNIS REGIONAL HOSPITAL

         In February 2000, the Company acquired, through a long-term capital lease agreement, the assets and business of the City of Ennis Hospital in Ennis, Texas. The long-term lease payments total $3.0 million over a thirty-year period, including a rent prepayment of $2.0 million. To finance this acquisition, the Company borrowed $2.0 million under its revolving credit facility. The hospital had been closed prior to its acquisition by the Company.

BOLIVAR MEDICAL CENTER

         In April 2000, the Company acquired, through a long-term capital lease agreement, the assets and business of Bolivar Medical Center in Cleveland, Mississippi. The forty-year lease totals $26.4 million, which was prepaid at the date of the acquisition. To finance the prepaid lease payment and the purchase of working capital, the Company borrowed $24.6 million under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $2.9 million and is being amortized over 35 years. The allocation of the purchase price has been determined based on currently available information and is subject to further refinement pending final working capital settlement.

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

         The following pro forma information reflects the operations of the entities acquired in 2000 and 1999, as if the respective transactions had occurred at the beginning of the periods presented (in thousands, except per share data):

                                             Three Months Ended                 Nine Months Ended
                                                September 30,                      September 30,
                                          -------------------------          -------------------------
                                             2000           1999               2000            1999
                                          ---------       ---------          ---------       ---------
Net operating revenue                     $ 119,679       $ 108,971          $ 356,989       $ 333,193
Net income                                    5,398           2,439             15,948           8,857


Net income per common share:
  Basic                                        0.18            0.10               0.57            0.38
  Diluted                                      0.17            0.10               0.55            0.37

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

4.       LONG-TERM OBLIGATIONS

         At September 30, 2000, the Company had $186.4 million outstanding under its revolving line of credit and $90.6 million available, which includes availability under the end-loaded lease facility that can be converted to revolver availability at the Company's option.

5.       STOCKHOLDERS' EQUITY

         In April 2000, the Company completed its public offering of 6,333,756 shares of common stock at an offering price of $15.92 per share. Net proceeds from the offering of approximately $94.8 million were used primarily to reduce debt.

         The Company distributed a three-for-two stock split, effected in the form of a 50% stock dividend, on September 28, 2000, to stockholders of record on September 15, 2000, which resulted in the issuance of 10.3 million shares of common stock and a transfer between additional paid in capital and common stock of $103,000. All historical references and all common share and earnings per share amounts included in the condensed consolidated financial statements and notes thereto have been restated to reflect the three-for-two split.

6.       COMPREHENSIVE INCOME

         The Company had no items of other comprehensive income in 2000 or 1999, and accordingly, comprehensive income is equivalent to net income.

7.       INCOME TAXES

         The income tax provision for the three months and nine months ended September 30, 2000 and 1999, differs from the statutory income tax computation due to permanent differences and the provision for state income taxes. The IRS completed an examination of the predecessor company's federal income tax returns for 1995 and 1996 on October 17, 2000. Finalization of the examination did not have a significant effect on the financial condition or results of operations of the Company.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

8.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                  ----------------------        ----------------------
                                                    2000          1999           2000            1999
                                                  -------        -------        -------        -------
Numerator:
Net income                                        $ 5,398        $ 3,024        $16,185        $10,396
                                                  =======        =======        =======        =======

Denominator:
Denominator for basic income per share--
Weighted-average shares                            30,624         23,592         27,914         23,585

Effect of dilutive securities--
Employee stock options                              1,481            281            987            443
                                                  -------        -------        -------        -------

Denominator for diluted income per share--
Adjusted weighted average shares                   32,105         23,873         28,901         24,028
                                                  =======        =======        =======        =======

Basic net income per share                        $  0.18        $  0.13        $  0.58        $  0.44
                                                  =======        =======        =======        =======

Diluted net income per share                      $  0.17        $  0.13        $  0.56        $  0.43
                                                  =======        =======        =======        =======

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

         During the third quarter of 2000, employees exercised options to acquire 404,736 shares of common stock at an average exercise price of $10.59 per share. During the nine-month period ended September 30, 2000, employees exercised options to acquire 863,679 shares of common stock at an average price of $11.02 per share. Also, during the nine-month period ended September 30, 2000, the Company issued 32,520 shares of common stock at a price of $10.77 per share under its Employee Stock Purchase Plan.

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

LITIGATION

         The Company currently is, and from time to time is expected to be, subject to claims and suits arising in the ordinary course of business.

NET PATIENT SERVICE REVENUE

         Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the statement of income in the period in which revisions are made, and resulted in minimal adjustments for the three-month periods ended September 30, 2000 and 1999, and the nine-month periods ended September 30, 2000 and 1999.

FINANCIAL INSTRUMENTS

         Interest rate swap agreements are used to manage the Company's interest rate exposure under the Credit Agreement. In 1997, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $35.0 million of floating-rate borrowings to fixed-rate borrowings. In June 2000, the counterparty exercised its option to terminate the swap agreement. In 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45.0 million of floating-rate borrowings to fixed-rate borrowings. The Company secured a 5.625% fixed interest

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)


rate on the 1998 swap agreement. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to its financial instruments. The Company anticipates that the counterparty will fully satisfy its obligations under the contract.

10.      SUBSEQUENT EVENT

         In October 2000, the Company sold substantially all the assets, including working capital, of Ojai Valley Community Hospital in Ojai, California for approximately $2.0 million. The Company recorded a loss on the sale of approximately $10.6 million, which included the write-off of the unamortized balance of goodwill recorded in connection with the purchase of Ojai Valley Community Hospital in December 1996. The resulting loss on sale of assets is subject to an income tax benefit at the Company's effective tax rate of 42.5%, resulting in a net loss on this transaction of approximately $6.0 million.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         You should read the following along with the Condensed Consolidated Financial Statements and accompanying notes.

OVERVIEW

         We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of September 30, 2000, we owned and operated 16 general acute care hospitals in nine states with a total of 1,511 licensed beds, and managed 41 hospitals in 16 states, with a total of 3,178 licensed beds.

         Our owned and leased hospitals accounted for 96.3% and 94.0% of our net operating revenue in the three months ended September 30, 2000 and 1999, respectively, and 95.8% and 93.4% of our net operating revenue in the nine months ended September 30, 2000 and 1999, respectively.

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

2000 Acquisitions

         In February 2000, we acquired, through a long-term capital lease agreement, the assets and business of the 45-bed City of Ennis Hospital from the City of Ennis, Texas. The aggregate rental payments required under the thirty-year lease total $3.0 million, including a prepayment of $2.0 million. To finance the lease prepayment, we borrowed $2.0 million under our revolving credit facility.

         In April 2000, we acquired, through a long-term capital lease agreement, the assets and business of the 165-bed Bolivar Medical Center in Cleveland, Mississippi, from Bolivar County. Aggregate rental payments required under the forty-year lease total $26.4 million, and were prepaid at the date of the acquisition. To finance the prepaid lease payment and the purchase of working capital, we borrowed $24.6 million under our revolving credit facility.

         All of the acquisitions described above were accounted for as purchase business combinations, and the results of operations of the hospitals have been included in our results of operations from the purchase dates forward. The September 30, 2000 results include City of Ennis Hospital, effective March 1, 2000, Bolivar Medical Center, effective May 1, 2000, and Trinity Valley Medical Center and Minden Medical Center for the entire period. The September 30, 1999 results include Doctors' Hospital of Opelousas effective June 1, 1999, Glades General Hospital effective May 1, 1999, and Eunice Community Medical Center effective April 1, 1999.

         Due to the relatively small number of owned and leased hospitals, each hospital acquisition can affect materially our overall operating margin. Upon the acquisition of a hospital, we typically take a number of steps to lower operating costs. The impact of such actions may be offset by other cost increases to expand services, strengthen medical staff and improve market position. The benefits of these investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly acquired hospital may adversely affect overall operating margins in the short term. As we make additional hospital acquisitions, we expect that this effect will be mitigated by the expanded financial base of existing hospitals and the allocation of corporate overhead among a larger number of hospitals.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, information expressed as a percentage of net operating revenue. Such information has been derived from our Condensed Consolidated Statements of Income included elsewhere in this report. The results of operations for the periods presented include hospitals from their acquisition dates, as discussed above.

                                     Three Months Ended September 30,            Percentage
                                   --------------------------------------    Increase(Decrease)
                                        2000                 1999             of Dollar Amounts
                                   ----------------   -------------------   ----------------------
Net operating revenue                        100.0%                100.0%                    39.7%
Operating expenses (1)                       (83.4)                (84.1)                    38.5
                                   ----------------   -------------------

EBITDA (2)                                    16.6                  15.9                     45.9
Depreciation and amortization                 (5.4)                 (5.7)                    31.1
Interest                                      (3.3)                 (3.9)                    18.7

Minority interest                              0.1                    --                    240.9
Loss on sale of assets                          --                    --                      0.0
                                   ----------------   -------------------

Income before income taxes                     7.8                   6.3                     75.4
Provision for income taxes                    (3.3)                 (2.8)                    71.5
                                   ----------------   -------------------

Net income                                    4.5%                  3.5%                    78.5%
                                   ================   ===================



                                      Nine Months Ended September 30,            Percentage
                                   --------------------------------------    Increase(Decrease)
                                        2000                 1999             of Dollar Amounts
                                   ----------------   -------------------   ----------------------

Net operating revenue                        100.0%                100.0%                    44.3%
Operating expenses (1)                       (82.4)                (83.0)                    43.2
                                   ----------------   -------------------

EBITDA (2)                                    17.6                  17.0                     49.9
Depreciation and amortization                 (5.6)                 (5.7)                    43.3
Interest                                      (3.8)                 (3.6)                    53.8

Minority interest                               --                    --                     13.3
Loss on sale of assets                          --                    --                    250.0
                                   ----------------   -------------------

Income before income taxes                     8.2                   7.7                     53.0
Provision for income taxes                    (3.5)                 (3.4)                    49.5
                                   ----------------   -------------------

Net income                                    4.7%                  4.3%                    55.7%
                                   ================   ===================

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

SELECTED OPERATING STATISTICS - OWNED OR LEASED HOSPITALS

         The following table sets forth certain operating statistics for our company's owned or leased hospitals for each of the periods presented.

                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                              -----------------------------------  -----------------------------------
                                                   2000               1999              2000               1999
                                              ----------------   ----------------  ----------------  -----------------
Consolidated Hospitals:
Number of hospitals at end of period                       16                 13                16                 13
Licensed beds at end of period                          1,511              1,008             1,511              1,008
Beds in service at end of period                        1,401                909             1,401                909
Inpatient admissions                                   12,262              7,828            34,895             22,271
Patient days                                           55,928             36,995           162,034            109,497
Adjusted patient days                                  97,811             66,049           282,036            192,163
Average length of stay (days)                             4.6                4.7               4.6                4.9
Occupancy rates (average licensed beds)                 40.2%              39.9%             39.1%              39.6%
Occupancy rates (average beds in service)               43.4%              44.2%             42.2%              44.0%


Gross inpatient revenue                         $ 130,518,413        $82,997,321      $386,174,388       $237,503,925
Gross outpatient revenue                           98,097,088         65,449,531       283,195,399        178,482,554

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net operating revenue was $119.7 million for the three months ended September 30, 2000, compared to $85.7 million for the comparable period of 1999, an increase of $34.0 million or 39.7%. Cost report settlements and the filing of cost reports resulted in minimal revenue adjustments for the three months ended September 30, 2000 and 1999. Net patient revenue generated by hospitals owned during both periods increased $18.2 million, or 22.7%, resulting from market expansion, inpatient volume increases, new services and price increases. The remaining increase was primarily attributable to the acquisition of additional hospitals in 2000.

         Operating expenses were $99.9 million, or 83.4% of net operating revenue, for the three months ended September 30, 2000, compared to $72.1 million, or 84.1% of net operating revenue, for the comparable period of 1999. The provision for doubtful accounts increased to 10.2% of net revenue in 2000 from 7.0% of net revenue in 1999, primarily related to increases at two hospitals acquired in 1999. The majority of the increase in operating expenses was attributable to the acquisition of additional hospitals in 2000.

         EBITDA was $19.8 million, or 16.6% of net operating revenue, for the three months ended September 30, 2000, compared to $13.6 million, or 15.9% of net operating revenue, for the comparable period of 1999, primarily as a result of the acquisition of additional hospitals in 2000, and improved operations at hospitals owned during both periods.

         Depreciation and amortization expense was $6.4 million, or 5.4% of net operating revenue, for the three months ended September 30, 2000, compared to $4.9 million, or 5.7% of net operating revenue for the comparable period of 1999. The increase in depreciation and amortization resulted primarily from the acquisition of additional hospitals in 2000, and capital expenditures at hospitals owned during both periods. Interest expense was $3.9 million for the three months ended September 30, 2000, compared to $3.3 million for the comparable period of 1999, an increase of $0.6 million or 18.7%. This was a result of increased borrowings to finance the acquisition of additional hospitals in 2000 and higher interest rates, offset by the reduction in the revolving credit facility with the net proceeds of the common stock offering in April 2000.

         Income before provision for income taxes was $9.4 million for the three months ended September 30, 2000, compared to $5.4 million for the comparable period of 1999, an increase of $4.0 million or 75.4%.

         Our provision for income taxes was $4.0 million for the three months ended September 30, 2000, compared to $2.3 million for the comparable period of 1999. These provisions reflect effective income tax rates of 42.5% for the 2000 period, compared to 43.5% for the 1999 period. As a result of the foregoing, our net income was $5.4 million, or 4.5% of net operating revenue, for the three months ended September 30, 2000, compared to $3.0 million, or 3.5% of net operating revenue for the comparable period of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net operating revenue was $346.6 million for the nine months ended September 30, 2000, compared to $240.2 million for the comparable period of 1999, an increase of $106.4 million, or 44.3%. Cost report settlements and the filing of cost reports resulted in minimal revenue adjustments for the nine months ended September 30, 2000 and 1999. Net patient revenue generated by hospitals owned during both periods increased $49.5 million, or 22.6%, resulting from market expansion, inpatient volume increases, new services and price increases. The remaining increase was primarily attributable to the acquisition of additional hospitals in 1999 and 2000.

         Operating expenses were $285.5 million, or 82.4% of net operating revenue, for the nine months ended September 30, 2000, compared to $199.4 million, or 83.0% of net operating revenue, for the comparable period of 1999. The provision for doubtful accounts increased to 9.2% of net revenue in 2000 from 7.0% of net revenue in 1999, primarily related to two hospitals acquired in 1999. The majority of the increase in operating expenses was attributable to the acquisition of additional hospitals in 1999 and 2000.

         EBITDA was $61.1 million, or 17.6% of net operating revenue, for the nine months ended September 30, 2000, compared to $40.8 million, or 17.0% of net operating revenue, for the comparable period of 1999, primarily as a result of the acquisition of additional hospitals in 1999 and 2000, and improved operations at hospitals owned during both periods.

         Depreciation and amortization expense was $19.5 million, or 5.6% of net operating revenue, for the nine months ended September 30, 2000, compared to $13.6 million, or 5.7% of net operating revenue for the comparable period of 1999. The increase in depreciation and amortization resulted primarily from the acquisition of additional hospitals in 1999 and 2000, and capital expenditures at hospitals owned during both periods. Interest expense was $13.3 million for the nine months ended September 30, 2000, compared to $8.7 million for the comparable period of 1999, an increase of $4.6 million or 53.8%. This was a result of increased borrowings to finance the acquisition of additional hospitals in 1999 and 2000, and higher interest rates, offset by the reduction in the revolving credit facility with the net proceeds of the common stock offering in April 2000.

         Income before provision for income taxes was $28.2 million for the nine months ended September 30, 2000, compared to $18.4 million for the comparable period of 1999, an increase of $9.8 million or 53.0%.

         Our provision for income taxes was $12.0 million for the nine months ended September 30, 2000, compared to $8.0 million for the comparable period of 1999. These provisions reflect effective income tax rates of 42.5% for the 2000 period, compared to 43.5% for the 1999 period. As a result of the foregoing, our net income was $16.2 million, or 4.7% of net operating revenue, for the nine months ended September 30, 2000, compared to $10.4 million, or 4.3% of net operating revenue, for the comparable period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, we had working capital of $74.2 million, including cash and cash equivalents of $4.6 million. The ratio of current assets to current liabilities was 2.6 to 1.0 at September 30, 2000, and 2.4 to 1.0 at December 31, 1999.

         In April 2000, we completed our public offering of 6,333,756 shares of common stock. Net proceeds from the offering were approximately $94.8 million.

         Total long-term obligations decreased to $195.1 million at September 30, 2000, from $260.0 million at December 31, 1999. The decrease resulted primarily from the reduction in the revolving credit facility with the net proceeds from the common stock offering, offset by borrowings to finance the City of Ennis Hospital and Bolivar Medical Center acquisitions.

         Cash provided by operations was $26.4 million for the nine months ended September 30, 2000. Cash used in investing activities was $61.8 million for the nine months ended September 30, 2000, relating primarily to acquisitions and capital expenditures. Net cash provided by financing activities was $39.9 million for the nine months ended September 30, 2000, primarily as a result of the common stock offering, borrowings on the revolving line of credit to finance acquisitions and issuance of common stock through exercises of stock options and through the Employee Stock Purchase Plan.

         We intend to acquire additional acute care facilities, and are actively seeking out such acquisitions. There can be no assurance that we will not require additional debt or equity financing for any particular acquisition. Also, we continually review our capital needs and financing opportunities and may seek additional equity or debt financing for our acquisition program or other needs.

         Capital expenditures, excluding acquisitions, for the nine months ended September 30, 2000 and 1999, were $30.1 million and $12.0 million, respectively, inclusive of construction projects. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2000 of approximately $24.3 million, exclusive of any acquisitions of businesses or construction projects. Planned capital expenditures for 2000 consist principally of capital improvements to owned and leased hospitals. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility.

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

GENERAL

         The federal Medicare program accounted for approximately 53.6% and 56.3% of hospital patient days for the three and nine-month periods ended September 30, 2000, respectively. The state Medicaid programs accounted for approximately 20.0% and 17.4% of hospital patient days for the three and nine-month periods ended September 30, 2000, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

         Both federal and state legislatures are continuing to scrutinize the health care industry for the purpose of reducing heath care costs. While we are unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, we expect continuing pressure to limit expenditures by governmental health care programs. The Balanced Budget Act of 1997 imposed certain limitations on increases in the inpatient Medicare rates paid to acute care hospitals. Payments for Medicare outpatient services provided at acute care hospitals and home health services historically have been paid based on costs, subject to certain limits. The Balanced Budget Act of 1997 requires that the payment for those services be converted to a prospective payment system. Medicare outpatient services converted to a prospective payment system on August 1, 2000, and Medicare home health services converted to a prospective payment system on October 1, 2000. The Balanced Budget Act of 1997 also includes a managed care option that could direct Medicare patients to managed care organizations. Further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse effect on the health care industry and our company.

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

         We expect the industry trend in increased outpatient services to continue because of the increased focus on managed care and advances in technology. Outpatient revenue of our owned or leased hospitals was approximately 42.9% and 42.3% of gross patient service revenue for the three and nine months ended September 30, 2000, respectively, compared to 44.1% and 42.9% of gross patient revenue for the three and nine months ended September 30, 1999, respectively.

         The billing and collection of accounts receivable by hospitals are complicated by:

         o        the complexity of the Medicare and Medicaid regulations;

         o        increases in managed care;

         o        hospital personnel turnover;

         o the dependence of hospitals on physician documentation of medical records; and

         o        the subjective judgment involved.

         There can be no assurance that these complications will not negatively impact our future cash flows or results of operations.

         The federal government and a number of states are increasing the resources devoted to investigating allegations of fraud and abuse in the Medicare and Medicaid programs. At the same time, regulatory and law enforcement authorities are taking an increasingly strict view of the requirements imposed on providers by the Social Security Act and Medicare and Medicaid regulations. Although we believe that we are in material compliance with such laws, a determination that we have violated such laws, or even the public announcement that we were being investigated concerning possible violations, could have a material adverse effect on our company.

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

FORWARD-LOOKING STATEMENTS

         This report and other materials we have filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by us, contain, or will contain, disclosures which are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements address, among other things, our strategic objectives. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations and future financial condition and results. These factors include, but are not limited to:

         o        the highly competitive nature of the healthcare business;

         o the efforts of insurers, healthcare providers and others to contain healthcare costs;

         o possible changes in the Medicare program that may further limit reimbursements to healthcare providers and insurers;

         o changes in federal, state or local regulation affecting the healthcare industry;

         o        the possible enactment of federal or state healthcare reform;

         o        the departure of key members of our management;

         o        claims and legal actions relating to professional liability;

         o our ability to implement successfully our acquisition and development strategy;

         o        potential federal or state investigations;

         o        fluctuations in the market value of our common stock;

         o changes in accounting principles generally accepted in the United States;

         o changes in economic and business conditions, generally, and in the regions in which we operate; and

         o        other risks described in this report.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the nine months ended September 30, 2000, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our annual Report on Form 10-K for the year ended December 31, 1999. Our Company's only derivatives relate to interest rate swap agreements. In 1997, we entered into an interest rate swap agreement, which effectively converted for a five-year period $35.0 million of floating-rate borrowings to fixed-rate borrowings. In June 2000, the counterparty exercised its option to terminate the swap agreement. Because we generally expect to maintain a substantial percent of our debt as fixed rate in nature by entering into interest rate swap transactions, we intend to replace the cancelled agreement with a similar swap agreement in the near future.

                                     PART II
                                OTHER INFORMATION

ITEM 5.       OTHER INFORMATION.

         On November 8, 2000, we announced our intent to offer, subject to market and other conditions, $125 million of Convertible Subordinated Notes (plus an additional amount to cover over-allotments, if any), due 2005, for purchase by qualified institutional buyers under Rule 144A of the Securities Act of 1933. The notes would be convertible into shares of our common stock at the option of the holder, at a price to be determined. The offering is expected to close in November 2000. We will file a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes within 90 days after the closing of the offering. The expected net proceeds of the offering will be used to repay existing indebtedness, thereby increasing amounts available for borrowing to fund future acquisitions, for working capital and for general corporate purposes. In connection with the offering, we and our directors and officers have agreed to execute "lockup" agreements pursuant to which we will not issue or sell shares of common stock for a period of 90 days after the closing of the offering. The initial purchasers of the notes have agreed to an exception to these agreements to permit the sale of up to 150,000 shares by each of Martin S. Rash and Richard D. Gore.

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


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits

         Exhibit
         Number            Description of Exhibits
         -------           -----------------------

         3.1 Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000. (a)

         3.2               Amended and Restated Bylaws of Province Healthcare
                           Company (b)

         27.1              Financial Data Schedule (for SEC use only)

--------------------------------------

         (a) Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2000.

         (b) Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1, Registration No. 333-34421.

(b)      Reports on Form 8-K

         During the three months ended September 30, 2000, we filed the following report on Form 8-K:

         (i) Form 8-K, dated September 5, 2000, in connection with the announcement by our company of a three-for-two stock split to be effected in the form of a 50% stock dividend.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PROVINCE HEALTHCARE COMPANY

Date:  November 9, 2000                     By: /s/ Brenda B. Rector
                                                --------------------------------
                                                Brenda B. Rector
                                                Vice President and Controller