Form 10-K
period 2000-12-31
PROVINCE HEALTHCARE CO
filed 2001-03-29
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from
         __________________to__________________

                         Commission File Number 0-23639

                           PROVINCE HEALTHCARE COMPANY
               (Exact Name of Registrant Specified in Its Charter)

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

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

           Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates on March 1, 2001 (based upon the closing price of these shares of $36.00 per share on such date) was $957,240,324.

           As of March 1, 2001, 31,099,081 shares of the Registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference under Part III of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

                           FORWARD-LOOKING STATEMENTS

         Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change include, but are not limited to:

         -       the highly competitive nature of the health care business;

         - the efforts of insurers, health care providers and others to contain health care costs;

         - possible changes in the levels and terms of reimbursement for our charges by government programs, including Medicare and Medicaid or other third-party payors;

         - changes in or failure to comply with federal, state or local laws and regulations affecting the health care industry;

         -       the possible enactment of federal or state health care reform;

         -       the departure of key members of our management;

         -       claims and legal actions relating to professional liability;

         - our ability to implement successfully our acquisition and development strategy;

         - our ability to attract and retain qualified personnel and recruit physicians;

         -       potential federal or state investigations;

         -       fluctuations in the market value of our common stock or notes;

         - changes in accounting principles generally accepted in the United States; and

         - changes in demographic, general economic and business conditions, both nationally and in the regions in which we operate.


         Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We advise you, however, to consult any additional disclosures we make in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission, as well as the discussion of risks and uncertainties under the caption "Risk Factors" contained in our Registration Statement on Form S-3, filed with the Securities and Exchange Commission on January 24, 2001 (Commission File No. 333-54192), and any amendments to such registration statement. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here also could affect us adversely. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         We own and operate acute care hospitals located in non-urban markets in nine states. We currently own or lease 14 general acute care hospitals with a total of 1,358 licensed beds. Our objective is to be the primary provider of quality health care services in the selected non-urban markets that we serve. We offer a wide range of inpatient and outpatient medical services as well as specialty services, including rehabilitation and home health care. We target hospitals for acquisition that are the sole or a primary provider of health care in the non-urban communities that they serve. After acquiring a hospital, we implement a number of strategies designed to improve financial performance. These strategies include improving hospital operations, expanding the breadth of services and recruiting physicians to increase market share. We also provide management services to 40 primarily non-urban hospitals in 16 states with a total of 3,166 licensed beds. For the year ended December 31, 2000, our owned and leased hospitals accounted for 96.0% of net operating revenue.

THE NON-URBAN HEALTH CARE MARKET

         According to 1999 U.S. Census Bureau statistics, over a third of the people in the United States live in counties with a population of less than 150,000. In these non-urban areas, hospitals are typically the primary resource for health care services, and in many cases the local hospital is the only provider of acute care services. According to the American Hospital Association, as of January 1999, there were approximately 2,200 non-urban hospitals in the country. Of those, approximately 1,500 meet our acquisition criteria.

         We believe that non-urban areas are attractive markets. Because non-urban service areas have smaller populations, there are generally only one or two hospitals in each market. We believe the size and demographic characteristics of non-urban markets and the relative strength of the local hospital also make non-urban markets less attractive to health maintenance organizations, other forms of managed care, and alternate site providers, such as outpatient surgery, rehabilitation or diagnostic imaging providers.

         Despite these attractive characteristics for health care service providers, many not-for-profit and governmental operators of non-urban hospitals are under increasing pressure due to capital constraints, limited management resources and the challenges of managing in a complex health care regulatory environment. This combination of factors often results in a limited range of services being available locally. As a result, patients by choice or physician direction may obtain care outside of the community. This out-migration often leads to deteriorating operating performance, further limiting the hospital's ability to address the issues that initially led to these pressures. Ultimately, these pressures can force owners to sell or lease their hospitals to companies, like us, that have greater financial and management resources, coupled with proven operating strategies, to address these issues. As a result of these issues, not-for-profit and governmental hospitals increasingly are selling or leasing these hospitals to entities like Province, that have the capital resources and the management expertise to serve the community better. We believe that a significant opportunity for consolidation exists in the non-urban health care market.

BUSINESS STRATEGY

         The key elements of our business strategy are to:

         Acquire Hospitals in Attractive Non-Urban Markets. We seek to acquire hospitals that are the sole or a primary provider of health care services in their markets and that present the opportunity to increase profitability and local market share. We believe that approximately 1,500 non-urban hospitals in the United States meet our acquisition criteria, and our goal is to acquire two to four of these hospitals each year.

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

         Expand Breadth of Services to Increase Market Share and Reduce Patient Out-migration. We seek to provide additional health care services and programs in response to community needs. These services may include specialty inpatient, outpatient and rehabilitation. We also may make capital investments in technology and the physical plant to improve both the quality of health care and the reputation of the hospital in the community. By providing a broader range of services in a more attractive setting, we encourage residents in our markets to seek care in our hospitals, thereby reducing patient out-migration and increasing hospital revenues.

         Recruit Physicians. We believe that recruiting physicians to local communities is key to increasing the quality of health care and breadth of available services. We work with the local hospital board, management and medical staff to determine the number and type of additional physicians needed in the community. Our corporate physician recruiting staff then assists the local management team in identifying and recruiting specific physicians to the community to meet those needs. During 1998, we recruited 54 new physicians; and during 1999, we recruited 49 additional physicians. During 2000, we have recruited 60 new physicians. Approximately 50% of the physicians recruited in 1998, 1999 and 2000 were primary care physicians and approximately 50% were specialty care physicians. We believe that expansion of services in our hospitals also should assist in future physician recruiting efforts.

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

         From time to time, we enter into letters of intent with acquisition targets in connection with our evaluation of a potential acquisition. Such letters of intent generally are executed prior to the commencement of due diligence undertaken during the evaluation process. In addition to due diligence, proposed transactions to acquire hospitals for which we have signed a letter of intent are subject to numerous conditions and contingencies, including internal approvals of both our company and the target companies, receipt of regulatory approvals, resolution of legal and equitable matters relating to continuation of labor agreements, supply and service agreements and preparation and negotiation of documentation. In addition, our letters of intent generally provide that they may be terminated by either party without cause. Accordingly, we cannot assure you that any such proposed transaction for which we have signed a letter of intent will occur, or if it occurs, we cannot predict the values or condition of the assets that may be acquired, the purchase price of such assets or the terms of their acquisition.

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

         Each hospital management team is comprised of a chief executive officer, chief financial officer and chief nursing officer. We believe that the quality of the local management team at each hospital is critical to the hospital's success because the management team is responsible for implementing the elements of our operating plan. The operating plan is developed by the local management team in conjunction with our senior management team and sets forth revenue enhancement strategies and specific expense benchmarks. We have implemented a performance-based compensation program for each local management team based upon the achievement of the goals set forth in the operating plan.

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

         We also enforce strict protocols for compliance with our supply contracts. All of our owned or leased hospitals currently purchase supplies and certain equipment pursuant to an arrangement we have with an affiliate of HCA - The Healthcare Company. We also evaluate the vendor contracts, and based on cost comparisons, we may renegotiate or terminate such contracts. We prepare for the transition of management information systems to our standardized system prior to the completion of an acquisition, so that the newly-acquired hospital may begin using our management information systems following completion of the acquisition.

EXPANSION OF SERVICES

         As part of our efforts to improve access to quality health care in the communities we serve, we add services at our hospitals on an as-needed basis. Added services and care programs may include specialty inpatient services, such as cardiology, rehabilitation and subacute care, and outpatient services such as same-day surgery. We believe the establishment of quality emergency room departments, obstetrics and gynecological services are particularly important because they are often the most visible and needed services provided to the community. We also make capital investments in technology and facilities to increase the quality and breadth of services available in the communities. By increasing the services provided at our hospitals and upgrading the technology used in providing such services, we believe that we improve each hospital's quality of care and reputation in the community, which in turn may increase patient census and revenue.

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

OWNED AND LEASED HOSPITALS

         We currently own or lease 14 general acute care hospitals in Arizona, California, Colorado, Florida, Indiana, Louisiana, Mississippi, Nevada and Texas, with a total of 1,358 licensed beds. Of our 14 hospitals, 13 are the only providers of acute care services in their communities. The owned or leased hospitals represented 96.0% of our net operating revenue for the year ended December 31, 2000, compared to 94.2% for the year ended December 31, 1999.

         Our hospitals offer a wide range of inpatient medical services such as operating/recovery rooms, intensive care units, diagnostic services and emergency room services, as well as outpatient services such as same-day surgery, radiology, laboratory, pharmacy and physical therapy. Our hospitals frequently provide specialty services that include rehabilitation and home health care. Our hospitals currently do not provide highly specialized surgical services such as organ transplants and open heart surgery and are not engaged in extensive medical research or educational programs.

         The following table sets forth certain information with respect to each of our owned or leased hospitals as of March 1, 2001.

                                                  LICENSED        OWNED/                DATE
HOSPITAL                                            BEDS          LEASED              ACQUIRED
--------                                            ----          ------              --------
Bolivar Medical Center......................          165         Leased(1)           Apr. 2000
    Cleveland, Mississippi
City of Ennis Hospital......................           45         Leased(2)           Feb. 2000
    Ennis, Texas
Colorado Plains Medical Center..............           50         Leased(3)           Dec. 1996
    Fort Morgan, Colorado
Colorado River Medical Center...............           53         Leased(4)           Aug. 1997
    Needles, California
Doctors' Hospital of Opelousas..............          165         Owned               Jun. 1999
    Opelousas, Louisiana
Elko General Hospital.......................           50         Owned               Jun. 1998
    Elko, Nevada
Eunice Community Medical Center.............           91         Leased(5)           Feb. 1999
    Eunice, Louisiana
Glades General Hospital.....................           73         Owned               Apr. 1999
    Belle Glade, Florida
Havasu Regional Medical Center..............          118         Owned                May 1998
    Lake Havasu City, Arizona
Minden Medical Center.......................          124         Owned               Oct. 1999
    Minden, Louisiana
Palestine Regional Medical Center(6)........          257         Owned(7)            July 1996
    Palestine, Texas
Palo Verde Hospital.........................           55         Leased(8)           Dec. 1996
    Blythe, California
Parkview Regional Hospital..................           59         Leased(9)           Dec. 1996
    Mexia, Texas
Starke Memorial Hospital....................           53         Leased(10)          Oct. 1996
    Knox, Indiana
                                                    -----
       Total licensed beds..................        1,358
                                                    =====

(1) Includes 24 skilled nursing beds but excludes 35 long-term care beds. The lease expires in April 2040.

(2) The lease expires in February 2030, and is subject to three 10-year renewal terms at our option.

(3) The lease expires in April 2014, and is subject to a five-year renewal term. We have a right of first refusal to purchase the hospital.

(4) The lease expires in July 2012, and is subject to three five-year renewal terms. We have a right of first refusal to purchase the hospital.

(5) The lease expires in June 2008, and is subject to a five-year renewal option.

                                         (footnotes continued on following page)

(6) We initially acquired Memorial Mother Frances Hospital in July 1996. On October 1, 1999, we completed the acquisition of Trinity Valley Medical Center, which is also located in Palestine, Texas. With the completion of the acquisition, we changed the name of Trinity Valley Medical Center to Palestine Regional Medical Center and we changed the name of Memorial Mother Frances Hospital to Palestine Regional Medical Center - West Campus. We operate each as a single hospital with two campuses.

(7) The hospital is owned by a partnership in which a subsidiary of ours is the sole general partner, with a 1.0% general partnership interest, and another subsidiary of ours has a limited partnership interest of not less than 94%, subject to an option by the other non-affiliated limited partner to acquire up to 10% of the total limited partnership interests. In June 1999, the partnership received additional capital contributions from its partners, although the exact ownership percentage of each limited partner remains subject to further negotiation.

(8) The lease expires in December 2002, and is subject to a ten-year renewal option. We have the option to purchase the hospital at any time prior to termination of the lease, subject to regulatory approval.

(9) The lease expires in January 2011, and is subject to two five-year renewal terms. We have a right of first refusal to purchase the hospital.

(10) The lease expires in September 2016, and is subject to two ten-year renewal options. We have a right of first refusal to purchase the hospital.

         Bolivar Medical Center is a general acute care facility with 141 acute care beds, 24 skilled nursing beds and 35 long-term care beds located in Cleveland, Mississippi. Established in 1962, the hospital is owned by Bolivar County, Mississippi. Cleveland is a manufacturing-based community with an estimated 16,000 residents and an estimated service area population of 55,000. The nearest competitor is South Sunflower County Hospital in Indianola, Mississippi, located 32 miles from Cleveland.

         City of Ennis Hospital is a 45-bed hospital located in Ennis, Texas, approximately 35 miles southeast of Dallas. Established in the mid-1950's, the hospital is owned by the City of Ennis. The acute care facility is the only hospital serving the Ennis community, which has a total service area population of approximately 85,000 people. The nearest competitor is the 73-bed Baylor Health Care System Waxahachie Hospital, located 17 miles from Ennis. The City of Ennis Hospital previously was operated by the Baylor Health Care System, which had closed most services at the hospital in November 1999, at which time ownership reverted back to the City of Ennis. Upon the commencement of our lease of the facility in February 2000, the hospital provided emergency, skilled nursing, lab and radiology services. The hospital is now operating as a full service acute care facility.

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

         Colorado River Medical Center is a 53-bed hospital located in Needles, California, approximately 100 miles southwest of Las Vegas, Nevada. The hospital, established in 1974, previously was owned by the City of Needles. Colorado River Medical Center is the only hospital serving a community base of approximately 20,000 people. Colorado River Medical Center has no significant in-market competition, but does suffer limited outmigration to a major university medical center in Loma Linda, California. Another competitor is Bullhead Community Hospital, located 22 miles away, which serves the Laughlin, Nevada and Bullhead City, Arizona areas. We completed construction in August 1999 on a $3.5 million medical office building in nearby Fort Mojave, Arizona.

         Doctors' Hospital of Opelousas is a 165-bed general acute care facility, located in Opelousas, Louisiana approximately 21 miles east of Eunice, Louisiana where Province operates a 91-bed health care facility and approximately 22 miles north of Lafayette. Opelousas is the parish seat with a population of approximately 21,000 in the city of Opelousas and approximately 100,000 residents of the St. Landry Parish. We purchased the hospital from HCA--The Healthcare Company, which owned the hospital in a joint venture with 13 area physicians. The facility originally was constructed in 1981 with additions and renovations completed in 1984, including a Women's Healthcare Center. The primary competition for Doctors' Hospital of Opelousas is the 134-bed Opelousas General Hospital, a county owned not-for-profit facility located approximately five miles from Doctors' Hospital of Opelousas. We began construction in November 1999 on a $5.6 million medical office building which is 98% complete. A $3.0 million 32-bed addition to the hospital was completed in April 2000.

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

         Havasu Regional Medical Center is a 118-bed acute care facility providing health care services for a population of over 41,000 primarily in the Lake Havasu City, Arizona area. Lake Havasu City is on the shore of Lake Havasu on the Colorado River border of California and Arizona. It is now the major population center of southern Mohave County, one of the fastest growing counties in the United States. We acquired the facility in May 1998 from the Samaritan Health System, a Phoenix, Arizona, based not-for-profit health care system. The hospital currently provides general acute care, skilled nursing care, radiation, oncology and diagnostic services, including the recent addition of a cardiac catheterization lab. Lake Havasu City has a service area population of 127,000 residents in the rapidly growing Colorado River basin. We began construction of a $26.0 million ancillary expansion in January 2000.

         Minden Medical Center is a 124-bed general acute care hospital located in Minden, Louisiana. Minden, Louisiana is approximately 28 miles from Shreveport and has a service area population of approximately 64,000. We acquired the facility in October 1999, along with Trinity Valley Medical Center, from Tenet Healthcare Corporation. The hospital currently provides general acute care, geriatric psychiatric and obstetric services. The hospital's nearest competitors are the Willis-Knight Medical Center and Bossier Medical Center, which are both located in Shreveport.

         Palestine Regional Medical Center is a two-campus, 257-bed general acute care hospital facility located in Palestine, Texas. Palestine, a community of approximately 19,000 residents, is located 50 miles south of Tyler, Texas and is roughly equidistant from Dallas and Houston. The total service area population for the hospital, which includes Anderson and eight surrounding counties, is estimated at 104,000 people. The main campus is comprised of the former Trinity Valley Medical Center, a 153-bed facility that we acquired in October 1999 from Tenet Healthcare Corporation. The West campus is comprised of the former Memorial Mother Frances Hospital, a 104-bed acute care facility also located in Palestine, which we have owned since 1996. Palestine Regional Medical Center competes indirectly with two other hospitals, Mother Frances Hospital Regional

Health Care Center and East Texas Medical Center, both in Tyler, Texas. Tenet completed construction in August 1999 of a $3.8 million medical office building at the hospital's main campus.

         Palo Verde Hospital is a 55-bed acute care hospital located in Blythe, California, which is in southeast California on the Arizona border. The hospital is located in a community with a stable population of 20,000; however, the population increases significantly during the winter months due to a seasonal influx of retirees. Brim Hospitals, Inc. entered into a lease to operate the hospital in January 1993 from the Palo Verde Hospital Association. The nearest competitor is Parker Hospital in Parker, California, which is approximately 45 miles from Palo Verde Hospital.

         Parkview Regional Hospital is a 59-bed acute care hospital located in Mexia, Texas. Parkview's primary service area includes Mexia and the surrounding Limestone County, as well as Freestone, Leon, and Hill counties. Mexia is the area's largest city with a population of 7,000 people. The service area of the hospital includes approximately 50,000 residents. Brim Hospitals, Inc. acquired the hospital through a long-term lease in February 1996. Parkview Regional Hospital is the only hospital in the community, but experiences competition from Waco hospitals, about 40 miles to the west.

         Starke Memorial Hospital is a 53-bed hospital in Knox, Indiana, a community located approximately 50 miles from South Bend. The town of Knox has a population of approximately 8,000, and the population of Starke County is estimated to be 23,000. The hospital's total service area, including the surrounding counties, is approximately 35,000. Established in 1952, the hospital had been owned by Starke County until Province purchased it in October 1996. The nearest competing hospitals are the 36-bed St. Joe Marshall County Hospital, which is located 18 miles east in Plymouth, Indiana, and the 307-bed Porter Memorial Hospital, which is located 32 miles away in Valparaiso, Indiana.

OPERATING STATISTICS

         The following table sets forth certain operating statistics for our owned or leased hospitals for each of the periods presented.

                                                      BRIM
                                                 (PREDECESSOR)                     PROVINCE (SUCCESSOR)
                                                 ------------     ---------------------------------------------------------
                                                     PERIOD        PERIOD
                                                  JANUARY 1 TO    FEB. 2 TO               YEAR ENDED DECEMBER 31,
                                                   DECEMBER 18,    DEC. 31,     -------------------------------------------
                                                       1996         1996        1997        1998         1999          2000
                                                       ----          ----       ----        ----         ----          ----
Hospitals owned or leased at end of period.......          5             7           8          10           14            14
Licensed beds (at end of period).................        371           513         570         723        1,282         1,326
Beds in service (at end of period)...............        266           393         477         647        1,186         1,228
Admissions.......................................      9,496         1,964      15,142      21,538       32,509        47,971
Average length of stay (days)(1).................        5.9           4.3         5.6         5.2          4.8           4.5
Patient days.....................................     56,310         8,337      84,386     110,816      156,846       216,663
Adjusted patient days(2).........................     96,812        15,949     149,567     195,998      273,394       372,352
Occupancy rate (% of licensed beds)(3)...........       43.1%         39.5%       40.6%       42.0%        33.4%         44.6%
Occupancy rate (% of beds in service)(4).........       60.1%         51.3%       48.5%       46.9%        36.2%         48.0%
Net patient service revenue (in thousands).......    $87,900       $16,425    $149,296    $217,364     $323,319      $445,772
Gross outpatient service revenue (in thousands)..    $64,472       $14,088    $110,879    $161,508     $257,248      $377,663
Gross outpatient service revenue (% of
   gross patient service revenue)................       43.4%         48.2%       44.5%       43.5%        42.6%         41.8%

----------------------------------

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

SOURCES OF REVENUE

         We receive payments for patient care from private insurance carriers, federal Medicare programs for elderly and disabled patients, health maintenance organizations, preferred provider organizations, state Medicaid programs, TriCare (formerly known as the Civilian Health and Medical Program of the Uniformed Services, or CHAMPUS), and from employers and patients directly. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The following table sets forth the percentage of the patient days of our owned or leased hospitals, excluding the 66-bed skilled nursing facility at Ojai Valley Community Hospital, from various payors for the periods indicated. The data for the periods presented are not strictly comparable because of the significant effect that acquisitions have had on us. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                         PERIOD
                                      FEBRUARY 2 TO                    YEAR ENDED DECEMBER 31,
                                       DECEMBER 31,       --------------------------------------------------
SOURCE                                     1996           1997           1998           1999            2000
------                                     ----           ----           ----           ----            ----
Medicare...........................         63.3%         60.3%          57.8%           56.3%          56.1%
Medicaid...........................         12.0          13.1           11.1            12.4           17.9
Private and other sources..........         24.7          26.6           31.1            31.3           26.0
                                           -----         -----          -----           -----          -----
    Total..........................        100.0%        100.0%         100.0%          100.0%         100.0%
                                           =====         =====          =====           =====          =====

         All percentages in the table above exclude the 66-bed skilled nursing facility at Ojai Valley Community Hospital, which was sold in October, 2000. Substantially all of the patient days at the Ojai Valley skilled nursing facility were provided by Medicaid.

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

REGULATORY COMPLIANCE PROGRAM

         We maintain a corporate-wide compliance program under the direction of Starley Carr, our Vice President of Corporate Compliance. Prior to joining our company, Mr. Carr served with the Federal Bureau of Investigation, where he investigated various white collar crimes, including those related to the health care industry. Our compliance program focuses on all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, laboratory and home health care operations. Each of our hospitals designates a compliance officer and undergoes an annual risk assessment to determine potential risk issues and develop plans to correct problems should they arise. In addition, all of our employees are given a thorough introduction to our ethical and compliance guidelines, as well as a guide to the proper resources to address any concerns that may arise. We also conduct annual training to re-emphasize our established guidelines. We regularly monitor corporate compliance programs to respond to developments in health care regulation and the industry. We also maintain a toll-free hotline to permit employees to report compliance concerns on an anonymous basis. In addition, the hotline is a method of obtaining answers to questions of compliance encountered during the day-to-day operation of a facility.

MANAGEMENT AND PROFESSIONAL SERVICES

         Brim Healthcare, Inc., a wholly owned subsidiary, provides management services to 40 primarily non-urban hospitals in 16 states with a total of 3,166 licensed beds. These services are provided for a fixed monthly fee under three to seven-year contracts. Brim Healthcare, Inc. generally provides a chief executive officer, who is an employee of Brim Healthcare, Inc., and may also provide a chief financial officer. Brim Healthcare, Inc. typically does not employ other hospital personnel. Management services typically are limited to strategic planning, operational consulting and assistance with Joint Commission of Accreditation for Health Care Organizations accreditation and compliance. To further promote compliance, Brim Healthcare, Inc. requires that each of the hospitals that it manages have a compliance officer. In addition, to assist hospitals and community health care, Brim Healthcare, Inc. sometimes establishes regional provider networks. We believe that Brim Healthcare, Inc.'s contract management business provides a competitive advantage in identifying and developing relationships with suitable acquisition candidates and in understanding the local markets in which such hospitals operate. This subsidiary represented less than 4.0% of the net operating revenue for the year ended December 31, 2000 and less than 6.0% of net operating revenue for the year ended December 31, 1999.

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

         Another factor in the competitive position of a hospital is management's ability to negotiate service contracts with purchasers of group health care services. Health maintenance organizations and preferred provider organizations attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals' established charges. In addition, employers and traditional health insurers increasingly are interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete on the basis of market reputation, geographic location, quality and range of services, quality of the medical staff, convenience and price for service contracts with group health care service purchasers. The importance of obtaining contracts with managed care organizations varies from market to market, depending on the market strength of such organizations. Managed care contracts generally are less important in the non-urban markets served by us than they are in urban and suburban markets where there is typically a higher level of managed care penetration.

         State certificate of need laws, which place limitations on a hospital's ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Three states in which we operate, Mississippi, Florida and Nevada, currently have certificate of need laws. The application process for approval of covered services, facilities, changes in operations and capital expenditures is, therefore, highly competitive. In those states that have no certificate of need laws or that set relatively high thresholds before expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending may be more prevalent. We have not experienced, and do not expect to experience, any material adverse effects from state certificate of need requirements or from the imposition, elimination or relaxation of such requirements. See "Item 1. Business - Health Care Regulation and Licensing."

         We, and the health care industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payors. As both private and government payors reduce the scope of what may be reimbursed and reduced reimbursement levels for what is covered, federal and state efforts to reform the health care system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payors may require changes in our facilities, equipment, personnel, rates and/or services in the future.

         The hospital industry and some of our hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average inpatient occupancy rates continue to be negatively affected by payor-required pre-admission authorization, utilization review, and payment mechanisms to maximize outpatient and alternative health care delivery services for less acutely ill patients. Admissions constraints, payor pressures and increased competition are expected to continue. We will endeavor to meet these challenges by expanding our facilities' outpatient services, offering appropriate discounts to private payor groups, upgrading facilities and equipment, and offering new programs and services.

         We also face competition for acquisitions primarily from for-profit hospital management companies as well as not-for-profit entities. Some of our competitors have greater financial and other resources than us. Increased competition for the acquisition of non-urban acute care hospitals could have an adverse impact on our ability to acquire such hospitals on favorable terms.

PROPERTIES

         In addition to our owned and leased hospitals, we lease approximately 33,488 square feet of office space for our corporate headquarters in Brentwood, Tennessee under a seven-year lease that expires on March 31, 2005 and contains customary terms and conditions. See "Item 1. Business - Owned and Leased Hospitals."

EMPLOYEES AND MEDICAL STAFF

         As of March 1, 2001, we had 4,132 "full-time equivalent" employees, including 51 corporate personnel and 91 management company personnel. The remaining employees, most of whom are nurses and office personnel, work at the hospitals. We consider relations with our employees to be good. Approximately 5.13% of our employees are represented by unions.

         We typically do not employ physicians and, as of March 1, 2001, we employed less than five practicing physicians. Certain of our hospital services, including emergency room coverage, radiology, pathology and anesthesiology services, are provided through independent contractor arrangements with physicians.

LITIGATION

         We are involved in litigation arising in the ordinary course of business. It is our opinion, after consultation with legal counsel, that these matters will be resolved without material adverse effect on our consolidated financial position or results of operations.

                            GOVERNMENT REIMBURSEMENT

MEDICARE/MEDICAID REIMBURSEMENT

         A significant portion of our revenue is dependent upon Medicare and Medicaid payments. The Medicare program pays hospitals on a prospective payment system for inpatient services at medical/ surgical hospitals. Under the prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment known as diagnosis related group payments. Diagnosis related group payments do not consider a specific hospital's costs, but are national rates adjusted for area wage differentials and case-mix index.. Psychiatric services, long-term care, rehabilitation, certain designated research hospitals and distinct parts of rehabilitation and psychiatric units within hospitals currently are exempt from the prospective payment system and are reimbursed on a cost-based system, subject to specific reimbursement caps, which are known as TEFRA limits.

         For several years, the percentage increases to the diagnosis related group payments rates have been lower than the percentage increases in the cost of goods and services purchased by general hospitals. The index used to adjust the diagnosis related group payments rates is based on a price proxy, known as the HCFA market basket index, reduced by Congressionally-mandated reduction factors. The historical diagnostic related group rate increases were 1.5%, 2%, 0%, 0.7% and 1.1% for federal fiscal years 1996, 1997, 1998, 1999 and 2000, respectively. The Balanced Budget Act of 1997 set the diagnostic related group payment rates of increase for future federal fiscal years at rates that will be based on the market basket rates less reduction factors of 1.8% in 2000, and 1.1% in 2001 and 2002. The Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") amended the Balanced Budget Act by giving hospitals a full market basket increase in fiscal 2001 and market basket minus 0.55% in fiscal years 2002 and 2003. In addition, BIPA contains provisions delaying scheduled reductions in payment for home health agencies and other provisions designed to lessen the impact on providers of spending reductions contained in the Balanced Budget Act of 1997.

         Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. The Balanced Budget Act of 1997 mandated the implementation of the prospective payment system for Medicare outpatient services. This outpatient prospective payment system is based on a system of Ambulatory Payment Categories. Each Ambulatory Payment Category will represent a bundle of outpatient services, and each Ambulatory Payment Category will be assigned a fully prospective reimbursement rate. BIPA also improves the updates for outpatient services. Prior to BIPA, the update for calendar years 2000 through 2002 was to be limited to the market basket minus 1%. BIPA modifies the updated provisions for the period April 1, 2001 through December 31, 2001. As a result, hospital outpatient payments will be updated by the amount established by BIPA effective January 1, 2001 plus 0.32%.

         Medicare has special payment provisions for "Sole Community Hospitals." A Sole Community Hospital is generally the only hospital in at least a 35-mile radius or a 45-minute driving time radius. Colorado Plains Medical Center, Colorado River Medical Center, Elko General Hospital, Havasu Regional Medical Center, Parkview Regional Hospital and Palo Verde Hospital qualify as Sole Community Hospitals under Medicare regulations. Special payment provisions related to Sole Community Hospitals include a higher related group payments rate which is based on a blend of hospital-specific costs and the national diagnosis related group payments rate; and a 90% payment "floor" for capital cost. In addition, the CHAMPUS program has special payment provisions for hospitals recognized as Sole Community Hospitals for Medicare purposes. The Balanced Budget Refinement Act of 1999 also provides a payment increase for Sole Community Hospitals for fiscal year 2001. For fiscal year 2001, the prospective payment system rate increase for Sole Community Hospitals is 3.4%.

         Each state has its own Medicaid program that is funded jointly by such state and the federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit local needs and resources. As a result, each state Medicaid plan has its own payment formula and recipient eligibility criteria.

         The Balanced Budget Act of 1997 also repealed the Boren Amendment. The Boren Amendment was enacted in 1980 and imposed several requirements on states in their calculations of Medicaid rates. For example, the Boren Amendment required states to pay providers rates that are "reasonable and adequate" to meet the necessary costs of an economically and efficiently operated facility. Although the full effect of the repeal of the Boren Amendment is not yet known, the likely result will be that states will begin setting lower Medicaid reimbursement rates than they would have under Boren.

PROGRAM ADJUSTMENTS

         The Medicare, Medicaid and TriCare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payment to facilities. The final determination of amounts earned under the programs often takes many years because of audits by the program representatives, providers' rights of appeal and the application of numerous technical reimbursement provisions. Management believes that adequate provision has been made for such adjustments. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

                      HEALTH CARE REGULATION AND LICENSING

CERTAIN BACKGROUND INFORMATION

         Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Medicare, Medicaid, and other public and private hospital cost-containment programs, proposals to limit health care spending and proposals to limit prices and industry competitive factors are among the many factors that are highly significant to the health care industry. In addition, the health care industry is governed by a framework of federal and state laws, rules and regulations that are extremely complex and for which the industry has the benefit of only limited regulatory or judicial interpretation.

         There continue to be federal and state proposals that would, and actions that do, impose more limitations on government and private payments to providers such as us. In addition, there are proposals to increase co-payments and deductibles from program and private patients. Our facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as "utilization review," have resulted in a decrease in certain treatments and procedures being performed. Utilization review entails a third party's review of a patient's admission and course of treatment of a patient by a third party. Utilization review by third-party peer review organizations is required in connection with the provision of care paid for by Medicare and Medicaid. Utilization review by third parties also is required under many managed care arrangements.

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

CERTIFICATE OF NEED REQUIREMENTS

         Some states require approval for purchase, construction and expansion of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. Three states in which we currently own hospitals, Mississippi, Florida and Nevada, have certificate of need laws. In addition, we may in the future buy additional hospitals in states that require certificates of need. We are unable to predict whether our hospitals will be able to obtain any certificates of need that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required.

ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS

         Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the "anti-kickback" statute, prohibit certain business practices and relationships that might influence the provision and cost of health care services reimbursable under Medicaid or Medicare or other federal health care programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from government programs, such as the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities. The Health Insurance Portability and Accountability Act of 1996, which became effective January 1, 1997, added several new fraud and abuse laws. These new laws cover all health insurance programs--private as well as governmental. In addition, the Health Insurance Portability and Accountability Act of 1996 broadened the scope of certain fraud and abuse laws, such as the anti-kickback statute, to include not just Medicare and Medicaid services, but all health care services reimbursed under a federal or state health care program.

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

         In addition, provisions of the Social Security Act prohibit physicians from referring Medicare and Medicaid patients to providers of a broad range of designated health services with which the physicians or their immediate family members have ownership or certain other financial arrangements. Certain exceptions are available for employment agreements, leases, physician recruitment and certain other physician arrangements. These provisions are known as the Stark law and are named for the legislative sponsor, Rep. Pete Stark (R-CA). A person making a referral, or seeking payment for services referred, in violation of the Stark law would be subject to the following sanctions:

         -       civil money penalties of up to $15,000 for each service;

         - restitution of any amounts received for illegally billed claims; and/or

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

UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE

         Our health care facilities are subject to and comply with various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a peer review organization to carry out federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and practices are supervised extensively by committees of staff doctors at each health care facility, are overseen by each health care facility's local governing board, the primary voting members of which are physicians and community members, and are reviewed by our quality assurance personnel. The local governing boards also:

         -       help maintain standards for quality care;

         -       develop long-range plans;

         -       establish, review and enforce practices and procedures; and

         - approve the credentials; and disciplining of medical staff members.

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

PROPOSED MEDICAL RECORDS PRIVACY LEGISLATION

         The Health Insurance Portability and Accountability Act of 1996 directed Congress to pass comprehensive health privacy legislation no later than August 21, 1999. In the event Congress failed to pass such legislation, the act required the Secretary of the Health and Human Services to issue regulations designed to protect the privacy of individually identifiable health information no later than February 21, 2000. Neither Congress nor the Department of Health and Human Services met these deadlines, although the Department of Health and Human Services did eventually publish final privacy regulations on December 28, 2000. On January 20, 2001, the incoming administration imposed a 60-day moratorium on many new regulations issued by the prior administration. Although the moratorium is not supposed to affect regulations issued pursuant to a legislative mandate, it is not yet clear whether the HIPPA regulations will be affected. When effective, the standards will apply to medical records created by health care providers, hospitals, health plans and health care clearinghouses that are either transmitted or maintained electronically and the paper printouts created from these records. The standards:

         -       increase consumer control over their medical records;

         - mandate substantial financial penalties for violation of a patient's right to privacy; and

         - with a few exceptions, require that an individual's health care information only be used for health purposes.

         The standards also require health care providers to implement and enforce privacy policies to ensure compliance with the standards. The standards may be modified further prior to final implementation. Until the standards are implemented in the final form, we cannot know the extent of our costs for implementing the requirements imposed by the regulations. We have appointed an internal task force to study the proposed regulations' potential effects on our business and to prepare us for compliance with the regulations.

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

         We will be required to conduct engineering studies of our California facilities to determine whether and to what extent modifications to our facilities will be required. If significant modifications are required to comply with the seismic standards, we could incur substantial capital costs. Compliance plans, if necessary, must be filed with the State of California by 2002. Any facilities currently not in compliance with the seismic regulations and standards must be brought into compliance by 2008, or 2013 if the facility obtains an extension.

PROFESSIONAL LIABILITY

         As part of our business, we are subject to claims of liability for events occurring as part of the ordinary course of hospital operations. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts that management believes to be sufficient for our operations, although some claims may exceed the scope of the coverage in effect. At December 31, 1999, we had a tail policy that transferred all risk for our professional liability. Effective January 1, 2000, we purchased a professional liability unlimited claim reporting policy. Effective January 1, 2001, we purchased a claims-made policy and will provide an accrual for incurred but not reported claims. At various times in the past, the cost of malpractice and other liability insurance has risen significantly. Therefore, adequate levels of insurance may not continue to be available at a reasonable price.

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

ITEM 3.  LEGAL PROCEEDINGS

         Our company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts or for wrongful restriction of or interference with physician's staff privileges. In certain of these actions, plaintiff's request punitive or other damages that may not be covered by insurance. We currently are not a party to any proceeding which, in our opinion, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Nasdaq National Market under the symbol "PRHC." For 1999 and 2000, the high and low sale prices for our common stock as reported by the Nasdaq National Market for the periods indicated, were as follows:

1999
                                                       HIGH             LOW
                                                       ----             ---
First Quarter...................................      $24.00          $ 8.67
Second Quarter..................................       16.33            8.96
Third Quarter...................................       13.46            7.00
Fourth Quarter..................................       15.92            7.08

2000

First Quarter...................................       20.50           13.00
Second Quarter..................................       24.88           15.33
Third Quarter...................................       40.25           24.00
Fourth Quarter..................................       42.63           27.13

         As of March 1, 2001, there were approximately 31,099,081 shares of common stock outstanding, held by 768 record holders.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of:

         - Our predecessor, Brim, Inc. as of December 18, 1996 and for the period January 1, 1996 to December 18, 1996, and

         -       Our Company as of December 31, 1996, 1997, 1998, 1999 and 2000
                 and for the period February 2, 1996 to December 31, 1996 and the years ended December 31, 1997, 1998, 1999 and 2000. The selected consolidated financial data for the predecessor and our company for 1996 through 2000 has been derived from the audited consolidated financial statements of the predecessor and our company.

         The selected consolidated financial data is qualified by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes, appearing elsewhere in this report.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    BRIM
                                               (PREDECESSOR)(1)(2)               PROVINCE (SUCCESSOR)(1)(2)
                                               -------------------  ---------------------------------------------------
                                                                    PERIOD
                                                      PERIOD        FEB. 2,
                                                   JAN.1, 1996     1996 TO                YEAR ENDED DECEMBER 31,
                                                   TO DEC. 18,     DEC. 31,      --------------------------------------
                                                       1996          1996        1997        1998       1999       2000
                                                       ----          ----        ----        ----       ----       ----
INCOME STATEMENT DATA:
Net operating revenue.............................    $112,600     $ 17,255    $170,527    $238,855   $346,692   $469,858
Income (loss) from continuing operations..........      (5,307)      (1,316)      4,075      10,007     14,501     19,938
Net income (loss).................................         708       (1,578)      4,075      10,007     14,501     19,938
Net income (loss) to common shareholders..........                   (1,750)     (1,002)      9,311     14,501     19,938
Net income (loss) per share to
    common shareholders--diluted..................                    (0.41)      (0.12)       0.45       0.60       0.67
Cash dividends declared per common share..........                       --          --         --          --         --
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets......................................    $ 76,998     $160,521    $176,461    $339,377   $497,616   $530,852
Long-term obligations, less current maturities....      75,995       77,789      83,043     134,301    259,992    162,086
Mandatory redeemable preferred stock..............      31,824       46,227      50,162          --         --         --
Common stockholders' equity (deficit).............     (56,308)        (490)     (1,056)    169,191    184,359    314,714

----------------------------------

(1) Our company was formed on February 2, 1996. On December 18, 1996, Brim, Inc. completed a leveraged recapitalization. Immediately thereafter on December 18, 1996, we acquired Brim, Inc. in a transaction accounted for as a reverse acquisition. Therefore, the assets and liabilities of Brim, Inc. were recorded at fair value as required by the purchase method of accounting, and the operations of Brim, Inc. were reflected in the operations of the combined enterprise from the date of acquisition. Because our company had been in existence for less than a year at December 31, 1996, and because Brim, Inc. had been in existence for several years, we were considered the successor to Brim, Inc.'s operations. The balance sheet data of Brim, Inc. as of December 18, 1996 represents the historical cost basis of Brim, Inc.'s assets and liabilities after the leveraged recapitalization but prior to the reverse acquisition.

(2) The financial data of the predecessor and successor for the periods presented are not strictly comparable due to the significant effect that acquisitions, divestitures and the recapitalization of Brim, Inc. have had on such data. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of Acquisitions and Divestitures" and Note 3 of the notes to our consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

OVERVIEW

         We are a health care services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of December 31, 2000, we owned or leased 14 general acute care hospitals in nine states with a total of 1,326 licensed beds, and managed 40 hospitals in 16 states with a total of 3,166 licensed beds.

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

1998 Acquisitions

         In May 1998, we acquired Havasu Regional Medical Center in Lake Havasu City, Arizona, for approximately $107.5 million. In June 1998, we acquired Elko General Hospital in Elko, Nevada for a purchase price of approximately $23.3 million. To finance these acquisitions, we borrowed $106.0 million and $22.0 million, respectively, under our revolving credit facility.

         The 1998 results of operations include eight months of operations for Havasu Regional Medical Center and six and one-half months of operations for Elko General Hospital.

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

         The 1999 results of operations include the results of Trinity Valley Medical Center and Minden Medical Center effective October 1, 1999, Doctors' Hospital of Opelousas effective June 1, 1999, Glades General Hospital effective May 1, 1999, and Eunice Community Medical Center effective April 1, 1999.

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

         In April 2000, we acquired, through a long-term capital lease agreement, the assets and business of the 165-bed Bolivar Medical Center in Cleveland, Mississippi, from Bolivar County. Aggregate payments under the forty-year lease total $26.4 million, and were prepaid at the date of acquisition. To finance the prepaid lease payment and the purchase of working capital, we borrowed $24.6 million under our revolving credit facility.

         The 2000 results of operations include the results of City of Ennis Hospital effective March 1, 2000, and Bolivar Medical Center effective May 1, 2000.

         All of the acquisitions described above were accounted for as purchase business combinations. Our owned and leased hospitals accounted for 92.3%, 94.2%, and 96.0% of our net operating revenue in 1998, 1999 and 2000, respectively.

Recent Dispositions

         In October 2000, we sold substantially all of the assets of Ojai Valley Community Hospital, a 110-bed general acute-care facility located in Ojai, California, to the Ojai Valley Community Hospital Foundation. The sale price for the hospital was approximately $2.0 million, including working capital. After application of tax benefits, we recorded a loss on the sale of approximately $6.3 million in the fourth quarter of 2000.

         In December, 2000, we completed the sale of substantially all of the assets of General Hospital, a 75-bed acute-care hospital located in Eureka, California, to St. Joseph Health Systems. The sale price for the hospital was $26.5 million plus approximately $5.0 million for working capital, subject to settlement after 90 days. After application of tax provision, we recorded a gain on the sale of approximately $2.6 million in the fourth quarter of 2000.

GENERAL

         The federal Medicare program accounted for approximately 57.8%, 56.3% and 56.1% of hospital patient days in 1998, 1999, and 2000, respectively. The state Medicaid programs accounted for approximately 11.1%, 12.4% and 17.9% of hospital patient days in 1998, 1999 and 2000, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

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

         We expect the industry trend in increased outpatient services to continue because of the increased focus on managed care and advances in technology. Outpatient revenue of our owned or leased hospitals was approximately 43.5%, 42.6% and 41.8% of gross patient service revenue in 1998, 1999 and 2000, respectively.

         The billing and collection of accounts receivable by hospitals are complicated by:

         -       the complexity of the Medicare and Medicaid regulations;

         -       increases in managed care;

         -       hospital personnel turnover;

         - the dependence of hospitals on physician documentation of medical records; and

         -       the subjective judgment involved.

         These factors, or any combination of them, may impact our ability to bill and collect our accounts receivable at the rates we have anticipated, which could negatively affect our future cash flows.

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

         Our historical financial trend has been impacted favorably by our success in acquiring acute care hospitals. While we believe that trends in the health care industry described above may create possible future acquisition opportunities, we may not be able to maintain our current growth rate through hospital acquisitions and successfully integrate the hospitals into our system.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our financial statements. Resolution of matters, for example, final settlements with third-party payors, may result in changes from those estimates. The timing and amount of such changes in estimates may cause fluctuations in our quarterly or annual operating results.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, information expressed as a percentage of net operating revenue. Such information has been derived from our consolidated statements of income included elsewhere in this report. The results of operations for the periods presented include hospitals from their acquisition dates, as previously discussed.

                                                     YEAR ENDED DECEMBER 31,
                                             -------------------------------------
                                             1998             1999            2000
                                             ----             ----            ----
Net operating revenue...................     100.0%          100.0%          100.0%
Operating expenses(1)...................     (82.4)          (82.8)          (82.1)
                                             -----           -----           -----
EBITDA(2)...............................      17.6            17.2            17.9
Depreciation and amortization...........      (5.6)           (5.7)           (5.7)
Interest, net...........................      (4.4)           (4.0)           (3.5)
Minority interest.......................      (0.1)           (0.0)           (0.0)
Loss on sale............................      (0.0)           (0.0)           (1.3)
                                             -----           -----           -----
Income before income taxes..............      7.5              7.5             7.4
Provision for income taxes..............     (3.3)            (3.3)           (3.2)
                                             ----            -----           -----
Net income..............................      4.2%             4.2%            4.2%
                                             ====            =====           =====

----------------------------------

(1) Operating expenses represent expenses before interest, minority interest, income taxes, depreciation and amortization.

(2) EBITDA represents the sum of income before income taxes, interest, depreciation and amortization and minority interest. We understand that industry analysts generally consider EBITDA to be one measure of the financial performance of a company that is presented to assist investors in analyzing the operating performance of a company and its ability to service debt. We believe that an increase in EBITDA level is an indicator of our improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

     Hospital revenues are received primarily from Medicare, Medicaid and commercial insurance. The percentage of revenues received from the Medicare program is expected to increase due to the general aging of the population. The payment rates under the Medicare program for inpatients are based on a prospective payment system, based upon the diagnosis of a patient. While these rates are indexed for inflation annually, the increases historically have been less than actual inflation. In addition, states, insurance companies and employers are actively negotiating the amounts paid to hospitals as opposed to their standard rates. The trend toward managed care, including health maintenance organizations, preferred provider organizations and various other forms of managed care, may affect the hospitals' ability to maintain their current rate of net operating revenue growth.

         Net operating revenue is comprised of:

         -      net patient service revenue from our owned and leased hospitals;

         -      management and professional services revenue; and

         -      other revenue.

         Net patient service revenue is reported net of contractual adjustments and policy discounts. The adjustments principally result from differences between the hospitals' customary charges and payment rates under the Medicare, Medicaid and other third-party payor programs. Customary charges generally have increased at a faster rate than the rate of increase for Medicare and Medicaid payments. Operating expenses of the hospitals primarily consist of salaries, wages and benefits, purchased services, supplies, provision for doubtful accounts, rentals and leases, and other operating expenses, principally consisting of utilities, insurance, property taxes, travel, freight, postage, telephone, advertising, repairs and maintenance.

         Management and professional services revenue is comprised of fees from management and professional consulting services provided to third-party hospitals pursuant to management contracts and consulting arrangements. Management and professional services revenue plus reimbursable expenses total less than 4% of consolidated net operating revenue. Operating expenses for the management and professional services business primarily consist of salaries, wages and benefits and reimbursable expenses.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net operating revenue increased from $346.7 million in 1999 to $469.9 million in 2000, an increase of $123.2 million, or 35.5%. Cost report settlements and the filing of cost reports resulted in a positive revenue adjustment of $0.9 million, or 0.2% of net operating revenue, in 1999, and a negative revenue adjustment of $0.7 million, or 0.1% of net operating revenue in 2000. Net patient service revenue generated by hospitals owned during both periods increased $56.6 million, or 18.3%, resulting from market expansion, inpatient volume increases, new services and price increases. The remaining increase was primarily attributable to the acquisition of additional hospitals in 1999 and 2000.

         Operating expenses increased from $287.2 million, or 82.8% of net operating revenue, in 1999 to $385.7 million, or 82.1% of net operating revenue, in 2000. The increase in operating expenses of hospitals owned during both periods resulted primarily from new services, volume increases, change in case mix, increased physician recruiting and increased provision for doubtful accounts. The consolidated provision for doubtful accounts increased to 9.3% of net operating revenue in 2000 from 7.4% of net operating revenue in 1999, primarily related to two hospitals acquired in 1999. The majority of the increase in operating expenses was attributable to the acquisition of additional hospitals in 1999 and 2000.

         EBITDA increased from $59.5 million, or 17.2% of net operating revenue, in 1999 to $84.1 million, or 17.9% of net operating revenue, in 2000.

         Depreciation and amortization expense increased from $19.7 million, or 5.7% of net operating revenue, in 1999 to $26.6 million, or 5.7% of net operating revenue in 2000. The increase in depreciation and amortization resulted primarily from the acquisition of additional hospitals in 1999 and 2000, and capital expenditures at hospitals owned during both periods. Interest expense increased from $13.9 million in 1999 to $16.7 million in 2000, an increase of $2.8 million or 20.1%. This was a result of increased borrowings to finance the acquisition of additional hospitals in 1999 and 2000 and higher interest rates, offset by the reduction in the revolving credit facility with the net proceeds of the common stock offering and the sale of convertible subordinated notes.

         Loss on sale of assets totaled $6.0 million in 2000, primarily as a result of a net loss of $6.1 million on the sale of two hospitals and an office building. We sold Ojai Valley Community Hospital in October 2000 at a loss of approximately $11.0 million. We sold General Hospital in December 2000 for a gain of approximately $4.5 million. We sold an office building in December 2000 for a gain of approximately $0.4 million. The Company does not expect future earnings to be impacted as a result of these sales.

         Income before provision for income taxes was $34.7 million for the year ended December 31, 2000, compared to $25.6 million in 1999, an increase of $9.1 million or 35.5%. On a pro forma basis, adjusting actual net income to exclude the after-tax effect of the sales of the two hospitals and the office building, net income for the year was $23.5 million.

         Our provision for income taxes was $14.7 million for the year ended December 31, 2000, compared to $11.1 million in 1999. These provisions reflect effective income tax rates of 42.5% for 2000, compared to 43.5% for 1999. See
Note 8 of the notes to our consolidated financial statements for information regarding differences between effective tax rates and statutory rates.

         Net income was $19.9 million, or 4.2% of net operating revenue, in 2000, compared to $14.5 million, or 4.2% of net operating revenue, in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Net operating revenue increased from $238.9 million in 1998 to $346.7 million in 1999, an increase of $107.8 million or 45.1%. Net patient service revenue generated by hospitals owned during both periods, including Palestine Regional Medical Center, increased $21.1 million, or 9.9%, resulting from inpatient and outpatient volume increases, new services and price increases. Cost report settlements and the filing of cost reports resulted in positive revenue adjustments of $4.0 million, or 1.8% of net operating revenue, in 1998, and $0.9 million, or 0.2% of net revenues in 1999. The remaining increase was primarily attributable to the acquisitions of additional hospitals in 1998 and 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

         In April 2000, we completed our public offering of 6,333,756 shares of common stock. Net proceeds from the offering of approximately $94.8 million were used to reduce the balance of our revolving credit line.

         In November and December, 2000, we sold $150.0 million of Convertible Subordinated Notes, due November 20, 2005. Net proceeds of approximately $145.0 million were used to reduce the outstanding balance on the revolving line of credit. The Notes bear interest from November 20, 2000 at the rate of 4 1/2% per year, payable semi-annually on May 20 and November

20, beginning on May 20, 2001. The Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $39.67 per share. The conversion price is subject to adjustment. We may redeem all or a portion of the Notes on or after November 20, 2003, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require us to repurchase all of the holder's Notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The notes are unsecured obligations and rank junior in right of payment to all of our existing and future senior indebtedness. The indenture does not contain any financial covenants.

         Total long-term obligations, less current maturities, decreased to $162.1 million at December 31, 2000, from $260.0 million at December 31, 1999. The decrease resulted primarily from the reduction in the revolving credit facility with the net proceeds from the common stock offering, the sale of convertible subordinated notes and the proceeds from the sale of Ojai Valley Community Hospital and General Hospital, offset by borrowings to finance the City of Ennis Hospital and Bolivar Medical Center acquisitions.

         In September 1999, we increased the size of our credit facility to $295.0 million, including a $255.3 million revolving credit facility and a $39.7 million end-loaded lease facility. At December 31, 2000, we had $4.0 million outstanding under our revolving credit facility and $264.3 million available, which includes availability under the end-loaded lease facility that can be converted to revolver availability at our option.

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

         Interest rate swap agreements are used to manage our interest rate exposure under our credit facility. In 1997, we entered into an interest rate swap agreement, that effectively converted for a five-year period $35.0 million of floating-rate borrowings to fixed-rate borrowings. In June 2000, the counterparty exercised its option to terminate the swap agreement. In 1998, we entered into an interest rate swap agreement that effectively converted for a five-year period $45.0 million of floating-rate borrowings to fixed-rate borrowings. We secured a 5.625% fixed interest rate on the 1998 swap agreement.

Cash Flows - Year Ended December 31, 2000 Compared to Year Ended December
31, 1999

         Working capital increased to $63.4 million at December 31, 2000 from $59.4 million at December 31, 1999, resulting primarily from increased business volumes and effective management of our working capital. The ratio of current assets to current liabilities was 2.4 to 1.0 at December 31, 2000. Our cash flows from operating activities increased by $13.7 million from $19.0 million in 1999 to $32.7 million in 2000. Offsetting our improved profitability were increases in accounts receivable and other assets. The increase in accounts receivable was due to higher volumes at same hospitals and acquisition hospitals, as well as temporary delays in billing of Medicare and Medicaid accounts receivable while waiting for assignment of applicable third-party provider numbers at those newly-acquired hospitals. The increase in other assets relates to income tax benefits resulting from employee exercises of non-qualified stock options. The use of our cash in investing activities decreased from $140.1 million in 1999 to $40.7 million in 2000, resulting primarily from smaller outlays of cash for acquisitions and disposal of hospitals in 2000, compared to 1999. Our cash flows provided by financing activities decreased from $119.0 million in 1999 to $8.0 million in 2000, resulting from reduced borrowings for acquisitions in 2000, and the net effect of proceeds from a common stock offering and the sale of convertible debt used to pay down existing debt under our revolving credit agreement.

Cash Flows - Year Ended December 31, 1999 Compared to Year Ended December
31, 1998

         Working capital increased to $59.4 million at December 31, 1999 from $47.2 million at December 31, 1998, resulting primarily from increased business volumes and effective management of our working capital. Our cash flows from operating activities increased by $23.1 million from $4.1 million used in 1998 to $19.0 million provided in 1999. Offsetting our improved profitability was a large increase in accounts receivable, both at same hospitals and newly-acquired hospitals. This increase was due to higher volumes at same hospitals and acquisition hospitals, as well as temporary delays in billing of Medicare and

Medicaid accounts receivable while waiting for assignment of applicable third-party provider numbers at those newly acquired hospitals. The use of our cash in investing activities decreased from $146.4 million in 1998 to $140.1 million in 1999, reflecting some smaller, less expensive acquisitions during 1999. Our cash flows provided by financing activities decreased $29.5 million from $148.5 million in 1998 to $119.0 million in 1999, due primarily to decreased borrowings related to acquisitions.

Capital Expenditures

         Capital expenditures, excluding acquisitions, in 1998, 1999 and 2000, were $15.5 million, $20.9 million, and $44.0 million, respectively, inclusive of construction projects. Capital expenditures for our owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2001 of approximately $23.1 million, exclusive of any acquisitions of businesses or construction projects. Planned capital expenditures for 2001 consist principally of capital improvements to owned and leased hospitals. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility. With respect to construction projects, we have started construction of a replacement facility for Elko General Hospital, currently expected to cost approximately $30.0 million, and if pre-determined operating levels are achieved, we have agreed to build replacement facilities for Eunice Community Medical Center, currently expected to cost approximately $20.0 million, and Glades General Hospital, currently expected to cost approximately $25.0 million. We cannot estimate whether and when each hospital will achieve its individual pre-determined operating levels, but we believe it will take approximately thirty-six months to complete construction from such date. We have started construction on an ancillary expansion at Havasu Regional Medical Center, which is expected to cost approximately $26.0 million. In addition, in connection with certain acquisitions we have made, we have committed and may commit in the future to spend specified amounts for capital expenditures.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, requires that all derivatives be recorded on the balance sheet at fair value, which results in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings or other comprehensive income in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are recognized in income. We adopted the Statement on January 1, 2001, and this adoption did not have a significant effect on our results of operations or financial position. Our only derivative is an interest rate swap agreement. See Note 5 of the notes to our consolidated financial statements. We are required to recognize gains/losses on the swap in other comprehensive income and to provide additional footnote disclosures, in our Quarterly Reports on Form 10-Q, related to hedging strategies beginning with the first quarter of 2001 Form 10-Q.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features. Our primary market risk involves interest rate risk. Our interest expense is sensitive to changes in the general level of U. S. interest rates. To mitigate the impact of fluctuations in U. S. interest rates, we generally expect to maintain a substantial percent of our debt as fixed rate in nature by entering into interest rate swap transactions. Our only derivatives relate to interest rate swap agreements. In 1997, we entered into an interest rate swap agreement, which effectively converted for a five-year period $35.0 million of floating-rate borrowings to fixed-rate borrowings. In June 2000, the counterparty exercised its option to terminate the swap agreement. The $45.0 million interest rate swap agreement, entered into in 1998, is a contract to exchange periodically fixed and floating interest rate payments over the life of the agreement. The floating-rate payments are based on

LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. The interest rate swap agreement does not constitute positions independent of the underlying exposure. The swap agreement allows the counterparty a one-time option at the end of the initial term to cancel the agreement or extend the swap for an incremental time period. We are exposed to credit losses in the event of nonperformance by the counterparty to our financial instrument. The counterparty is a creditworthy financial institution, and we expect our counterparty to fully satisfy its contract obligation. We received a weighted average rate of 5.67%, 5.27% and 6.37%, and paid a weighted average rate of 6.14%, 5.91% and 5.82% on our interest rate swap agreements, for the years ended December 31, 1998, 1999, and 2000, respectively.

         The carrying amount of our total long-term debt, less current maturities, of $260.0 million and $162.1 million at December 31, 1999 and 2000, respectively, approximated fair value. We had $249.2 million and $4.0 million of variable rate debt outstanding at December 31, 1999 and 2000, respectively, with interest rate swaps in place to offset the variability of $80.0 million of this balance in 1999 and $4.0 million in 2000. At the December 31, 2000 borrowing level, a hypothetical 10% adverse change in interest rates, considering the effect of the interest rate hedge agreement, would have no impact on our net income and cash flows. A hypothetical 10% adverse change in interest rates on the fixed-rate debt would not have a material impact on the fair value of such debt.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the executive officers and directors of our company is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 23, 2001, except that the "Audit Committee Report" included in the proxy statement is expressly not incorporated herein by reference. Such proxy statement will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

         Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 23, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to the compensation of our executive officers is incorporated by reference from our proxy statement relating to our annual meeting of shareholders to be held on May 23, 2001 except that the "Comparative Performance Graph" and the "Compensation Committee Report on Executive Compensation" included in the proxy statement are expressly not incorporated herein by reference. Such proxy statement will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners of our common stock and management is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 23, 2001. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions between our company and its executive officers and directors is incorporated by reference from our Proxy Statement relating to the annual meeting of shareholders to be held on May 23, 2001. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         The Consolidated Financial Statements and Financial Statement Schedules of Province Healthcare Company required to be included in Part II, Item 8 are indexed on Page F-1 and submitted as a separate section of this Report.

(A)(3) EXHIBITS

  EXHIBIT
  NUMBER        DESCRIPTION OF EXHIBIT
  ------        ----------------------
    2.1         Agreement and Plan of Merger, dated as of December 16, 1996, between Brim, Inc. and Carryco, Inc.(a)

    2.2 Plan and Agreement of Merger, dated as of December 17, 1996, between Brim, Inc., Principal Hospital Company and Principal
                Merger Company(a)

    2.3 Agreement and Plan of Merger, dated as of November 27, 1996, between Brim, Inc., Brim Senior Living, Inc., Encore Senior
                Living, L.L.C. and Lee Zinsli(a)

    2.4 Amended and Restated Agreement and Plan of Merger, dated as of January 15, 1998, between Principal Hospital Company and
                Province Healthcare Company(a)

    3.1         Amended and Restated Certificate of Incorporation of Province
                Healthcare Company(a)

    3.2         Amended and Restated Certificate of Incorporation of Province
                Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000(j)

    3.3         Amended and Restated Bylaws of Province Healthcare Company(a)

    4.1         Form of Common Stock Certificate(a)

    4.2         Indenture, dated as of November 20, 2000 between Province
                Healthcare Company and National City Bank, including the forms of the company's 4 1/2% Convertible Subordinated Notes due
                2005(k)

    4.3 Registration Rights Agreement, dated as of November 20, 2000, among Province Healthcare Company and Merrill Lynch & Co.,
                Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit
                Suisse First Boston Corporation, UBS Warburg LLC, First Union
                Securities, Inc. and Robertson Stephens, Inc. as Initial
                Purchasers(k)

   10.1 Employment Agreement, dated as of December 17, 1996, by and between A.E. Brim and Brim, Inc.(a)

   10.2 Stockholders Agreement, dated as of December 17, 1996, by and among Brim, Inc., GTCR Fund IV, L.P., Leeway & Co., First Union
                Corporation of Virginia, AmSouth Bancorporation, Martin S. Rash,
                Richard D. Gore, Principal Hospital Company and certain other stockholders(a)

   10.3         First Amendment to Stockholders Agreement, dated as of July 14,
                1997, by and among Province Healthcare Company, GTCR Fund IV,
                L.P., Martin S. Rash, Richard D. Gore and certain other stockholders(a)

  EXHIBIT
  NUMBER        DESCRIPTION OF EXHIBIT
  ------        ----------------------
   10.4         Registration Agreement, dated as of December 17, 1996, by and among Brim, Inc., Principal Hospital Company, GTCR Fund IV,
                L.P., Leeway & Co., First Union Corporation of Virginia, AmSouth
                Bancorporation and certain other stockholders(a)

   10.5 Senior Management Agreement, dated as of December 17, 1996, between Brim, Inc., Martin S. Rash, GTCR Fund IV, L.P., Leeway
                & Co. and Principal Hospital Company(a)

   10.6         First Amendment to Senior Management Agreement, dated as of July
                14, 1997, between Province Healthcare Company, Martin S. Rash and GTCR Fund IV, L.P.(a)

   10.7 Senior Management Agreement, dated as of December 17, 1996, between Brim, Inc., Richard D. Gore, GTCR Fund IV, L.P., Leeway
                & Co. and Principal Hospital Company(a)

   10.8         First Amendment to Senior Management Agreement, dated as of July
                14, 1997, between Province Healthcare Company, Richard D. Gore and GTCR Fund IV, L.P.(a)

   10.9         Lease Agreement, dated October 1, 1996, by and between County of
                Starke, State of Indiana, and Principal Knox Company(a)

   10.10        Lease Agreement, dated December 1, 1993, by and between Palo
                Verde Hospital Association and Brim Hospitals, Inc.(a)

   10.11 Lease Agreement, dated May 15, 1986, as amended, by and between Fort Morgan Community Hospital Association and Brim Hospitals,
                Inc.(a)

   10.12 Lease Agreement, dated April 24, 1996, as amended, by and between Parkview Regional Hospital, Inc. and Brim Hospitals,
                Inc.(a)

   10.13        Lease Agreement and Annex, dated June 30, 1997, by and between
                The Board of Trustees of Needles Desert Communities Hospital and
                Principal-Needles, Inc.(a)

   10.14        Corporate Purchasing Agreement, dated April 21, 1997, between
                Aligned Business Consortium Group and Principal Hospital
                Company(a)

   10.15        Lease Agreement, dated December 17, 1996, between Brim, Inc. and
                Encore Senior Living, L.L.C.(a)

   10.16        First Amendment to Securities Purchase Agreement, dated as of
                December 31, 1997, between Principal Hospital Company and
                Leeway & Co.(a)

   10.17        Second Amendment to Senior Management Agreement, dated as of
                October 15, 1997, between Province Healthcare Company, Martin S.
                Rash and GTCR Fund IV, L.P.(a)

   10.18        Second Amendment to Senior Management Agreement, dated as of
                October 15, 1997, between Province Healthcare Company, Richard
                D. Gore and GTCR Fund IV, L.P.(a)

  EXHIBIT
  NUMBER        DESCRIPTION OF EXHIBIT
  ------        ----------------------
   10.19        Second Amendment to Stockholders Agreement, dated as of December
                31, 1997, between Province Healthcare Company, GTCR Fund IV,
                L.P., Martin S. Rash, Richard D. Gore and certain other
                stockholders(a)

   10.20        Asset Acquisition Agreement and Escrow Instructions, dated March
                22, 1994, between THC-Seattle, Inc., Community Psychiatric
                Centers, Brim Fifth Avenue, Inc. and Brim Hospitals, Inc.(a)

   10.21        Bill of Sale and Assignment, dated July 9, 1997, by Nationwide
                Health Properties, Inc. in favor of Brim Hospitals, Inc.(a)

   10.22        Asset Purchase Agreement, dated July 12, 1996, between Memorial
                Hospital Foundation-Palestine, Inc. and Palestine Principal
                Healthcare Limited Partnership(a)

   10.23        Amended and Restated Agreement of Limited Partnership, dated
                June 30, 1997, between Palestine-Principal G.P., Inc.,
                Palestine-Principal, Inc. and Mother Frances Hospital Regional
                Healthcare Center.*

   10.24        Lease Agreement, dated as of March 30, 1998, between First
                Security Bank, National Association, as Owner Trustee, and
                Province Healthcare Company, as Lessee(b)

   10.25        Participation Agreement, dated as of March 30, 1998, among
                Province Healthcare Company, as Construction Agent and Lessee, various parties as Guarantors, First Security Bank, National
                Association, as Owner Trustee, various banks party thereto, as Holders, various banks party thereto, as Lenders, and First
                Union National Bank, as Agent(b)

   10.26        Second Amended and Restated Credit Agreement, dated as of
                September 10, 1999, among Province Healthcare Company, First
                Union National Bank, as Agent and Issuing Bank, and various parties thereto(h)

   10.27        Amendment No. 1 to Certain Operative Agreements, dated as of
                September 10, 1999, among Province Healthcare Company, as
                Construction Agent and Lessee, various parties as Guarantors, First Security Bank, National Association, as Owner Trustee, various banks party thereto, as Lenders, and First Union
                National Bank as Agent(h)

   10.28        Asset Purchase Agreement, dated April 29, 1998, between Province
                Healthcare Company, PHC-Lake Havasu, Inc. and Samaritan Health
                System(c)

   10.29        Asset Purchase Agreement, dated June 8, 1998, between Province
                Healthcare Company and the County of Elko(d)

   10.30 Province Healthcare Company Employee Stock Purchase Plan, effective March 24, 1998(e)

  EXHIBIT
  NUMBER        DESCRIPTION OF EXHIBIT
  ------        ----------------------
   10.31        Asset Purchase Agreement, dated as of March 24, 1999, among Palm
                Beach County Health Care District, PHC-Belle Glade, Inc. and
                Province Healthcare Company(g)

   10.32        Asset Purchase Agreement, dated June 1, 1999, among Doctors'
                Hospital of Opelousas Limited Partnership, Columbia/HCA
                Healthcare Corporation, PHC-Opelousas, L.P. and Province
                Healthcare Company(f)

   10.33        Asset Sale Agreement, dated July 23, 1999, between Tenet
                Healthcare Corporation and Province Healthcare Company(j)

   10.34        Amendment No. 1 to Asset Sale Agreement, dated September 29,
                1999, between Tenet Healthcare Corporation and Province
                Healthcare Company(i)

   10.35        Province Healthcare Company Amended and Restated 1997 Long-Term
                Equity Incentive Plan*

   21.1         Subsidiaries of the Registrant*

   23.1         Consent of Ernst & Young LLP*

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

(d) Incorporated by reference to Exhibit 10.26 filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-56663

(e) Incorporated by reference to the exhibits filed with the Registrant's Proxy Statement on Schedule 14A, dated May 11, 1998, Commission File No. 0-23639

(f) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K, dated June 17, 1999, Commission File No. 0-23639

(g) Incorporated by reference to the exhibits filed with the Registrant's Amendment to Current Report on Form 8-K/A, dated June 25, 1999, Commission File No. 0-23639

(h) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report filed on Form 10-Q, for the quarterly period ended September 30, 1999, Commission File No. 0-23639

(i) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K, dated October 18, 1999, Commission File No. 0-23639

(j) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2000, Commission File No. 0-23639

(k) Incorporated by reference to the Exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 333-54192


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

                                          Province Healthcare Company

                                          By: /s/ Brenda B. Rector
                                              Brenda B. Rector
                                              Vice President and Controller


                                POWER OF ATTORNEY

         That the undersigned directors of Province Healthcare Company, a Delaware corporation, do hereby constitute and appoint Martin S. Rash the lawful attorney and agent with full power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determine may be necessary or advisable or required to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned directors in the capacities indicated below to this Annual Report on Form 10-K or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Martin S. Rash            Chairman of the Board, President,
Martin S. Rash                Chief Executive Officer                    March 28, 2001


/s/ Richard D. Gore           Vice Chairman of the Board,
Richard D. Gore               Chief Financial Officer                    March 28, 2001


/s/ A. E. Brim                Director
A. E. Brim                                                               March 28, 2001


/s/ Winfield C. Dunn          Director
Winfield C. Dunn                                                         March 28, 2001


/s/ Joseph P. Nolan           Director
Joseph P. Nolan                                                          March 28, 2001


/s/ David L. Steffy           Director
David L. Steffy                                                          March 28, 2001

                           PROVINCE HEALTHCARE COMPANY
                 FORM 10-K - ITEM 8 AND ITEM 14 (A) (1) AND (2)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following financial statements and financial statement schedule are included as a separate section of this report:

                                                                              PAGE
                                                                              ----
ANNUAL FINANCIAL STATEMENTS
Report of Independent Auditors...............................................  F-2
Consolidated Balance Sheets at December 31, 1999 and 2000....................  F-3
Consolidated Statements of Income for the Years Ended December 31, 1998,
   1999 and 2000.............................................................  F-4
Consolidated Statements of Changes in Common Stockholders' Equity for the
   Years Ended December 31, 1998, 1999 and 2000..............................  F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
   1998, 1999 and 2000.......................................................  F-6
Notes to Consolidated Financial Statements...................................  F-7


Schedule II - Valuation and Qualifying Accounts..............................  S-1

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS
PROVINCE HEALTHCARE COMPANY

         We have audited the accompanying consolidated balance sheets of Province Healthcare Company and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Province Healthcare Company and subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                    /s/Ernst & Young LLP


Nashville, Tennessee
February 20, 2001

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                                   -------------------
                                                                                     1999       2000
                                                                                   --------   --------
                                                                                     (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $     --   $     --
   Accounts receivable, less allowance for doubtful accounts of
         $16,494 in 1999 and $8,321 in 2000 ....................................     84,269     89,208
   Inventories .................................................................     11,122     11,805
   Prepaid expenses and other ..................................................      6,534      7,282
                                                                                   --------   --------
         Total current assets ..................................................    101,925    108,295
Property, plant and equipment, net .............................................    186,129    210,277
Cost in excess of net assets acquired, net .....................................    193,904    183,331
Other ..........................................................................     15,658     28,949
                                                                                   --------   --------
                                                                                    395,691    422,557
                                                                                   --------   --------
                                                                                   $497,616   $530,852
                                                                                   ========   ========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................   $ 14,927   $ 12,359
   Accrued salaries and benefits ...............................................     10,790     14,736
   Accrued expenses ............................................................     14,558     15,655
   Current maturities of long-term obligations .................................      2,223      2,179
                                                                                   --------   --------
         Total current liabilities .............................................     42,498     44,929
Long-term obligations, less current maturities .................................    259,992    162,086
Other liabilities ..............................................................      9,997      7,343
Minority interest ..............................................................        770      1,780

Common stockholders' equity:
   Common stock--$0.01 par value; 25,000,000 and 50,000,000 shares authorized at
     December 31, 1999 and 2000, respectively; issued and outstanding 23,613,072
     shares and 30,908,588 shares at December 31, 1999 and 2000, respectively ..        236        309
   Additional paid-in-capital ..................................................    163,514    273,858
   Retained earnings ...........................................................     20,609     40,547
                                                                                   --------   --------
                                                                                    184,359    314,714
                                                                                   --------   --------
                                                                                   $497,616   $530,852
                                                                                   ========   ========



                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                               YEAR ENDED DECEMBER 31,
                                          --------------------------------
                                             1998        1999       2000
                                          ---------    --------   --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
   Net patient service revenue ........   $ 217,364    $323,319   $445,772
   Management and professional services      11,885      13,319     11,850
   Reimbursable expenses ..............       6,520       6,668      6,268
   Other ..............................       3,086       3,386      5,968
                                          ---------    --------   --------
         Net operating revenue ........     238,855     346,692    469,858
Expenses:
   Salaries, wages and benefits .......      94,970     139,183    180,881
   Reimbursable expenses ..............       6,520       6,668      6,268
   Purchased services .................      28,250      39,454     48,573
   Supplies ...........................      24,252      38,931     54,465
   Provision for doubtful accounts ....      17,839      25,572     43,604
   Other operating expenses ...........      19,149      30,222     44,785
   Rentals and leases .................       5,777       7,201      7,164
   Depreciation and amortization ......      13,409      19,734     26,629
   Interest expense ...................      10,555      13,901     16,657
   Minority interest ..................         155         166        178
   Loss on sale of assets .............          45          11      5,979
                                          ---------    --------   --------
         Total expenses ...............     220,921     321,043    435,183
                                          ---------    --------   --------
Income before income taxes ............      17,934      25,649     34,675
Income taxes ..........................       7,927      11,148     14,737
                                          ---------    --------   --------
Net income ............................      10,007      14,501     19,938
Preferred stock dividends and accretion        (696)         --         --
                                          ---------    --------   --------
Net income to common shareholders .....   $   9,311    $ 14,501   $ 19,938
                                          =========    ========   ========
Basic earnings per common share:
   Net income to common shareholders ..   $    0.47    $   0.61   $   0.70
                                          =========    ========   ========
Diluted earnings per common share:
   Net income to common shareholders ..   $    0.45    $   0.60   $   0.67
                                          =========    ========   ========

                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                         COMMON STOCK                   RETAINED
                                                     --------------------     PAID-IN   EARNINGS
                                                       SHARES     AMOUNT      CAPITAL   (DEFICIT)      TOTAL
                                                     ----------   -------    --------   --------    ---------
Balance at December 31, 1997 .....................    9,495,921   $ 2,116    $     --   $ (3,172)   $  (1,056)
   Reincorporation ...............................           --    (2,020)      2,020         --           --
   Conversion of junior preferred stock and
     initial public offering of common stock .....   10,018,731       100      95,252        (31)      95,321
   Issuance of stock from follow-on
     stock offering ..............................    4,028,250        40      65,487         --       65,527
   Exercise of stock options .....................       13,965        --          88         --           88
   Preferred stock dividends and accretion .......           --        --          --       (696)        (696)
   Net income ....................................           --        --          --     10,007       10,007
                                                     ----------   -------    --------   --------    ---------
Balance at December 31, 1998 .....................   23,556,867       236     162,847      6,108      169,191
   Exercise of stock options .....................       39,972        --         241         --          241
   Stock option compensation expense .............           --        --          53         --           53
   Income tax benefit from stock options exercised           --        --         126         --          126
   Issuance of common stock from employee
     stock purchase plan .........................       16,233        --         247         --          247
   Net income ....................................           --        --          --     14,501       14,501
                                                     ----------   -------    --------   --------    ---------
Balance at December 31, 1999 .....................   23,613,072       236     163,514     20,609      184,359
   Exercise of stock options .....................      929,272         9      10,202         --       10,211
   Income tax benefit from stock options exercised           --        --       4,991         --        4,991
   Issuance of common stock from employee
     stock purchase plan .........................       32,488        --         350         --          350
   Issuance of common stock from offering ........    6,333,756        64      94,700         --       94,764
   Other .........................................           --        --         101         --          101
   Net income ....................................           --        --          --     19,938       19,938
                                                     ----------   -------    --------   --------    ---------
Balance at December 31, 2000 .....................   30,908,588   $   309    $273,858   $ 40,547    $ 314,714
                                                     ==========   =======    ========   ========    =========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1998         1999         2000
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Net income ................................................   $  10,007    $  14,501    $  19,938
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Depreciation and amortization .......................      13,409       19,734       26,629
      Provision for doubtful accounts .....................      17,839       25,572       43,604
      Deferred income taxes ...............................         862        1,428       (5,316)
      Provision for professional liability ................         (54)      (1,597)          15
      Loss on sale of assets ..............................          45           11        5,979
      Other ...............................................          --         (357)          --
      Changes in operating assets and liabilities, net of
        effects from acquisitions and disposals:
        Accounts receivable ...............................     (34,953)     (50,791)     (51,319)
        Inventories .......................................      (1,524)      (1,396)      (1,610)
        Prepaid expenses and other ........................      (3,472)       4,372        1,498
        Other assets ......................................      (4,716)      (4,810)     (11,207)
        Accounts payable and accrued expenses .............        (401)      12,464          435
        Accrued salaries and benefits .....................      (1,582)        (234)       3,514
        Other liabilities .................................         391          145          471
        Other .............................................          --           --           34
                                                              ---------    ---------    ---------
   Net cash provided by (used in) operating activities ....      (4,149)      19,042       32,665

INVESTING ACTIVITIES
   Purchase of property, plant and equipment ..............     (15,545)     (20,890)     (44,045)
   Purchase of acquired hospitals, net of cash received ...    (130,842)    (119,236)     (31,399)
   Proceeds from sale of  hospitals .......................          --           --       30,630
   Proceeds from sale of assets ...........................          --           --        4,121
                                                              ---------    ---------    ---------
   Net cash used in investing activities ..................    (146,387)    (140,126)     (40,693)

FINANCING ACTIVITIES
   Proceeds from long-term debt ...........................     248,042      186,045      252,462
   Repayments of debt .....................................    (204,638)     (67,562)    (349,860)
   Issuance of common stock ...............................     142,682          488      105,325
   Repurchase of common stock .............................     (14,884)          --           --
   Redemption of senior preferred stock ...................     (22,739)          --           --
   Other ..................................................          --           --          101
                                                              ---------    ---------    ---------
   Net cash provided by financing activities ..............     148,463      118,971        8,028
                                                              ---------    ---------    ---------
Net decrease in cash and cash equivalents .................      (2,073)      (2,113)          --
   Cash and cash equivalents at beginning of period .......       4,186        2,113           --
                                                              ---------    ---------    ---------
   Cash and cash equivalents at end of period .............   $   2,113    $      --    $      --
                                                              =========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid during the period ........................   $   9,260    $  13,253    $  16,913
                                                              =========    =========    =========
   Income taxes paid during the period ....................   $   5,055    $   9,410    $   9,870
                                                              =========    =========    =========
ACQUISITIONS
   Assets acquired ........................................   $ 133,683    $ 131,912    $  35,925
   Liabilities assumed ....................................      (2,841)     (12,676)      (4,526)
                                                              ---------    ---------    ---------
   Cash paid, net of cash acquired ........................   $ 130,842    $ 119,236    $  31,399
                                                              =========    =========    =========
NONCASH TRANSACTIONS
   Dividends and accretion ................................   $     696    $      --    $      --
                                                              =========    =========    =========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.  ORGANIZATION

         Province Healthcare Company (the "Company") was founded on February 2, 1996, and is engaged in the business of owning, leasing and managing hospitals in non-urban communities throughout the United States.

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

         Cash equivalents include all highly liquid investments with an original maturity of three months or less when acquired. The Company places its cash in financial institutions that are federally insured and limits the amount of credit exposure with any one financial institution.

PATIENT ACCOUNTS RECEIVABLE

         The Company's primary concentration of credit risk is patient accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. The Company manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. Significant concentrations of gross patient accounts receivable at December 31, 1999 and 2000, consist of receivables from Medicare of 25% and 33%, respectively, and Medicaid of 10% and 15%, respectively. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors.

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

         At December 31, 1999 and 2000, cost in excess of net assets acquired totaled $204,957,000 and $200,721,000, respectively, and accumulated amortization totaled $11,053,000 and $17,390,000, respectively. The carrying value of cost in excess of net assets acquired is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that cost in excess of net assets acquired will not be recoverable based on undiscounted cash flows of the related assets, the Company writes down the cost in excess of net assets acquired to estimated fair value.

OTHER ASSETS

         Deferred loan costs are included in other noncurrent assets and are amortized over the term of the related debt by the interest method. At December 31, 1999 and 2000, deferred loan costs totaled $5,242,000 and $10,341,000, respectively, and accumulated amortization totaled $2,384,000 and $3,393,000, respectively.

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

         At December 31, 1999, the Company purchased a tail policy in the commercial insurance market to transfer all risk for its professional liability. Effective January 1, 2000, the Company purchased a professional liability unlimited claim reporting policy. This coverage is subject to a $5,000 deductible per occurrence and limited to an annual cap of $100,000. The policy provides coverage up to $51,000,000 for claims incurred during the annual policy term. Effective January 1, 2001, the Company purchased a claims-made policy and will provide an accrual for incurred but not reported claims.

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

MANAGEMENT AND PROFESSIONAL SERVICES

         Management and professional services is comprised of fees from management and professional services provided to third-party hospitals pursuant to management contracts and consulting arrangements. The base fees associated with the hospital management contracts are determined in the initial year of the contract on an individual hospital basis. In certain contracts, the

Company is entitled to a yearly bonus based on the performance of the managed hospital. The base fee, which is fixed, is based on a fair market wage and is not dependent on any bonus structure. The management contracts are adjusted yearly based on an agreed upon inflation indicator. The reimbursable expenses reflected in the consolidated statements of income relate to salaries and benefits of Company employees that serve as executives at the managed hospitals. The salaries and benefits of these employees are legal obligations of, and are paid by, the Company and are reimbursed by the managed hospitals. Fees are recognized as revenue as services are performed. The Company does not maintain any ownership interest in and does not fund operating losses or guarantee any minimum income for managed hospitals.

STOCK BASED COMPENSATION

         The Company, from time to time, grants stock options for a fixed number of common shares to employees. The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market price of the underlying stock on the date of grant.

INTEREST RATE SWAP AGREEMENTS

         The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received is recognized over the life of the agreement as an adjustment to interest expense.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, requires that all derivatives be recorded on the balance sheet at fair value, which results in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings or other comprehensive income in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are recognized in income. The Company adopted the Statement on January 1, 2001, and the adoption did not have a significant effect on results of operations or financial position. The Company's only derivative is an interest rate swap agreement as discussed in Note 5. The Company is required to recognize gains/losses on the swap in other comprehensive income, and to provide additional footnote disclosures in its Quarterly Reports on Form 10-Q, related to hedging strategies beginning with the first quarter of 2001 Form 10-Q.

3.  ACQUISITIONS AND DIVESTITURES

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

DOCTORS' HOSPITAL OF OPELOUSAS

         In June 1999, the Company acquired assets totaling $25,715,000 and assumed liabilities totaling $2,753,000 of Doctors' Hospital of Opelousas ("Opelousas"), in Opelousas, Louisiana. To finance this acquisition, the Company borrowed $22,000,000 under its revolving credit facility. In 2000, working capital settlements resulted in increases in assets and liabilities of $590,000 and $1,157,000, respectively. Cost in excess of net assets acquired in the acquisition totaled approximately $5,659,000 and is being amortized over 35 years.

TRINITY VALLEY MEDICAL CENTER AND MINDEN MEDICAL CENTER

         In October 1999, the Company acquired assets totaling $82,544,000 and assumed liabilities totaling $4,230,000 of Trinity Valley Medical Center ("Trinity") in Palestine, Texas and Minden Medical Center ("Minden") in Minden, Louisiana. To finance the acquisition, the Company borrowed $77,000,000 under its revolving credit facility. In 2000, working capital settlements resulted in a decrease in assets of $217,000 and an increase in liabilities of $381,000. Trinity was merged with and into Memorial Mother Frances Hospital, a hospital already owned by the Company, in Palestine, Texas, and the name changed to Palestine Regional Medical Center. Cost in excess of net assets acquired in the acquisition totaled approximately $37,124,000 and is being amortized over 35 years.

ENNIS REGIONAL MEDICAL CENTER

         In February 2000, the Company acquired, through a long-term capital lease agreement, assets totaling $2,401,000 and assumed liabilities totaling $190,000 of the City of Ennis Hospital in Ennis, Texas (name changed to Ennis Regional Medical Center). The long-term lease payments total $3,000,000 over a thirty-year period, including a rent prepayment of $2,000,000. To finance this acquisition, the Company borrowed $2,000,000 under its revolving credit facility. The hospital had been closed prior to its acquisition by the Company. Cost approximated the fair value of assets acquired.

BOLIVAR MEDICAL CENTER

         In April 2000, the Company acquired, through a long-term capital lease agreement, assets totaling $33,151,000 and assumed liabilities totaling $2,798,000 of Bolivar Medical Center in Cleveland, Mississippi. The 40-year lease totals $26,400,000, which was prepaid at the date of closing. To finance this acquisition, the Company borrowed $24,600,000 under its revolving credit facility. Cost in excess of net assets acquired in the acquisition totaled approximately $2,874,000 and is being amortized over 35 years. The allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final working capital settlements.

OJAI VALLEY COMMUNITY HOSPITAL

         In October 2000, the Company sold substantially all of the assets of Ojai Valley Community Hospital, a 110-bed general acute-care facility located in Ojai, California, to the Ojai Valley Community Hospital Foundation. The sale price for the hospital was approximately $2,000,000, including working capital. After application of tax benefits, the Company recorded a loss on the sale of approximately $6,300,000 in the fourth quarter of 2000.

GENERAL HOSPITAL

         In December 2000, the Company completed the sale of substantially all of the assets of General Hospital, a 75-bed acute-care hospital located in Eureka, California, to St. Joseph Health System. The sale price for the hospital was $26,500,000 plus approximately $5,000,000 for working capital, subject to settlement after 90 days. After application of tax provision, the Company recorded a gain on the sale of approximately $2,600,000 in the fourth quarter of 2000.

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

         The following pro forma information reflects the operations of the entities acquired in 1998, 1999 and 2000, as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the acquisitions (in thousands, except per share data):

                                                                  1998          1999          2000
                                                               -----------   -----------   -----------
         Net operating revenue .............................   $   430,577   $   447,990   $   480,233
         Net income to common shareholders .................         8,584        16,983        19,701
         Basic net income per share to common shareholders .          0.43          0.72          0.69
         Diluted net income per share to common shareholders          0.42          0.71          0.66

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

4.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following (in thousands):

                                                                         DECEMBER 31,
                                                                   ----------------------
                                                                      1999         2000
                                                                   ---------    ---------
         Land ..................................................   $  16,109    $  14,939
         Leasehold improvements ................................       9,162        7,552
         Buildings and improvements ............................     108,844      114,590
         Equipment .............................................      72,481       85,742
                                                                   ---------    ---------
                                                                     206,596      222,823
         Less allowances for depreciation and amortization .....     (26,878)     (35,685)
                                                                   ---------    ---------
                                                                     179,718      187,138
         Construction-in-progress (estimated cost to complete at
            December 31, 2000--$32,349) ........................       6,411       23,139
                                                                   ---------    ---------
                                                                   $ 186,129    $ 210,277
                                                                   =========    =========

         Assets under capital leases were $19,344,000 and $19,446,000, net of accumulated amortization of $6,082,000 and $6,225,000 at December 31, 1999 and 2000, respectively. Interest is capitalized in connection with construction projects at the Company's facilities. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life. In 1999 and 2000, $410,000 and $1,036,000 of interest cost, respectively, was capitalized.

5.  LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following (in thousands):

                                                               DECEMBER 31,
                                                          ----------------------
                                                             1999         2000
                                                          ---------    ---------
         Revolving credit agreement ...................   $ 246,300    $   4,000
         Convertible subordinated notes ...............          --      150,000
         Other debt obligations .......................       7,288        3,588
                                                          ---------    ---------
                                                            253,588      157,588
         Obligations under capital leases (see Note 10)       8,627        6,677
                                                          ---------    ---------
                                                            262,215      164,265
         Less current maturities ......................      (2,223)      (2,179)
                                                          ---------    ---------
                                                          $ 259,992    $ 162,086
                                                          =========    =========

         On September 10, 1999, the Company increased the size of its credit facility to $295,000,000, including a revolving line of credit of $255,300,000 and an end-loaded lease facility of $39,700,000. At December 31, 2000, the Company had $4,000,000 outstanding under its revolving line of credit and $264,299,000 available, which includes availability under the end-loaded lease facility that can be converted to revolver availability at the Company's option.

         The loans under the Credit Agreement bear interest, at the Company's option, at the adjusted base rate or at the adjusted LIBOR rate. The interest rate ranged from 7.61% to 10.00% during 2000. The Company pays a commitment fee, which varies from one-quarter to one-half of one percent of the unused portion, depending on the Company's compliance with certain financial ratios. The Company may prepay the principal amount outstanding under the revolving credit agreement at any time before the maturity date of March 30, 2003.

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

         In November and December, 2000, the Company sold $150,000,000 of Convertible Subordinated Notes (the "Notes"), due November 20, 2005. Net proceeds of approximately $145,000,000 were used to reduce the outstanding balance on the revolving line of credit. The Notes bear interest from November 20, 2000 at the rate of 4-1/2% per year, payable semi-annually on May 20 and November 20, beginning on May 20, 2001. The Notes are convertible at the option of the holder at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $39.67 per share. The conversion price is subject to adjustment. The Company may redeem all or a portion of the Notes on or after November 20, 2003, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require the Company to repurchase all of the holder's Notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The notes are unsecured obligations and rank junior in right of payment to all of the Company's existing and future senior indebtedness. The indenture does not contain any financial covenants. A total of 3,781,440 shares of common stock have been reserved for issuance upon conversion of the Notes.

         Interest rate swap agreements are used to manage the Company's interest rate exposure under the Credit Agreement. In 1997, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $35,000,000 of floating-rate borrowings to fixed-rate borrowings. In June 2000, the counterparty exercised its option to terminate the swap agreement. In 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period

$45,000,000 of floating-rate borrowings to fixed-rate borrowings. The Company secured a 6.27% fixed interest rate on the 1997 swap agreement and a 5.625% fixed interest rate on the 1998 swap agreement. The outstanding agreement exposes the Company to credit losses in the event of non-performance by the counterparty. The Company anticipates that the counterparty will fully satisfy its obligation under the contract.

         Aggregate maturities of long-term obligations at December 31, 2000, excluding capital leases, are as follows (in thousands):

                 2001....................................   $   1,023
                 2002....................................         819
                 2003....................................       4,811
                 2004....................................         935
                 2005....................................     150,000
                                                            ---------
                                                            $ 157,588
                                                            =========

6.  STOCKHOLDERS' EQUITY

COMMON STOCK

         In February 1998, the Company merged with a wholly-owned subsidiary in order to change its jurisdiction of incorporation to Delaware and change its name to Province Healthcare Company. In the merger, the Company exchanged 1.83 shares of its no par common stock for each share of the subsidiary's $0.01 par value common stock. All common share and per share data included in the consolidated financial statements and footnotes have been restated to reflect this reincorporation. As a result of the reincorporation, $2,020,000 was reclassified from common stock to additional paid-in-capital upon conversion from no par to $0.01 par value Common Stock.

         In February 1998, the Company closed its initial public offering of 8,107,500 shares of common stock at an offering price of $10.67 per share. In connection with the offering, the Series B redeemable junior preferred stock was converted into common stock at the public offering price of the common stock. The net proceeds from the offering were used to redeem the outstanding balance of the Series A redeemable senior preferred stock plus accrued dividends, reduce the balance of the outstanding term and revolving credit loans, and repurchase a portion of the common stock which was issued upon conversion of the Series B redeemable junior preferred stock.

         In July 1998, the Company completed its public offering of 4,028,250 shares of common stock at an offering price of $17.33 per share. The net proceeds from the offering of approximately $65,500,000 were used primarily to reduce debt.

         In April 2000, the Company completed its public offering of 6,333,756 shares of common stock at an offering price of $15.92 per share. The net proceeds from the offering of approximately $94,800,000 were used to reduce debt.

         On September 28, 2000, the Company distributed a three-for-two split of its outstanding common stock, effected in the form of a 50% stock dividend to stockholders of record on September 15, 2000. The stock split resulted in the issuance of 10.3 million shares of common stock and a transfer between additional paid in capital and common stock of $103,000. All common share and earnings per share amounts included in the consolidated financial statements and notes thereto have been restated to reflect the three-for-two stock split.

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

         The following is a summary of option transactions during 1998, 1999 and 2000:

                                             NUMBER OF          OPTION
                                              OPTIONS         PRICE RANGE
                                              -------         -----------
Balance at December 31, 1997.............      418,117    $ 3.05     $ 3.05
   Options granted.......................      950,804     10.67      18.71
   Options exercised.....................      (13,967)     3.05      10.67
   Options forfeited.....................     (160,326)     3.05      10.67
                                             ---------
Balance at December 31, 1998.............    1,194,628      3.05      18.71
   Options granted.......................      947,205      9.50      10.75
   Options exercised.....................      (39,977)     3.05      10.67
   Options forfeited.....................     (166,006)     3.05      18.71
                                             ---------
Balance at December 31, 1999.............    1,935,850      3.05      18.71
   Options granted.......................    1,664,680     13.42      29.92
   Options exercised.....................     (929,272)     3.05      18.71
   Options forfeited.....................     (130,280)     3.05      29.92
                                             ---------
Balance at December 31, 2000.............    2,540,978      3.05      29.92
                                             =========

   The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:

                            OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                         -------------------------           ----------------------
                                         WEIGHTED
                                         AVERAGE    WEIGHTED               WEIGHTED
                                        REMAINING   AVERAGE                AVERAGE
    RANGE OF                NUMBER     CONTRACTUAL  EXERCISE   NUMBER      EXERCISE
 EXERCISE PRICES         OUTSTANDING   LIFE (YEARS)  PRICE   EXERCISABLE    PRICE
 ---------------         -----------   ------------  -----   -----------    -----
$  3.05  -  $ 9.50........  233,580         6.7     $  4.58     162,881     $  5.25
  10.08  -   10.08........  423,178         8.2       10.08      48,390       10.08
  10.67  -   10.67........  342,999         7.1       10.67      72,867       10.67

  10.75  -   10.75.......   180,909         8.7       10.75       9,981       10.75
  13.42  -   13.42.......   286,694         9.2       13.42     286,694       13.42
  14.00  -   14.25.......   195,450         8.5       14.12      30,150       14.00
  17.25  -   17.25.......   793,182         9.3       17.25          --          --
  17.33  -   17.33.......    41,850         7.4       17.33       4,950       17.33
  18.71  -   18.71.......     6,450         7.9       18.71       2,850       18.71
  29.92  -   29.92.......    36,686         9.7       29.92          --          --
------------------        ---------       -----     -------     -------     -------
$  3.05  - $ 29.92....... 2,540,978         8.4     $ 13.06     618,763     $ 10.72
==================        =========       =====     =======     =======     =======

         At December 31, 1998 and 1999, respectively, 140,255 and 471,304 options were exercisable. At December 31, 2000, the Company had options representing 1,889,330 shares available for future grant.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000, respectively: risk-free interest rate of 5.28%, 5.51% and 6.45%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .640, .756 and .740; and a weighted-average expected life of the option of 5 years. The estimated weighted average fair values of shares granted during 1998, 1999 and 2000, using the Black-Scholes option pricing model, were $8.53, $6.65 and $10.26, respectively.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for per share information):

                                                             1998           1999           2000
                                                           ---------     ----------     ----------
Pro forma net income to common shareholders ..........     $   8,592     $   12,681     $   14,080
Pro forma net income per share to common shareholders:
  Basic ..............................................          0.43           0.54           0.49
  Diluted ............................................          0.42           0.53           0.47

EMPLOYEE STOCK PURCHASE PLAN

         In May 1998 the Company's Board adopted, and in June 1998 the stockholders approved, the Province Healthcare Company Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, employees may purchase shares of common stock at 85% of market price on the first day of the year or 85% of the market price on the last day of the year, whichever is lower. The shares are purchased each year with funds withheld from employees through payroll deductions from January 1 through December 31. A total of 250,000 shares of Common Stock have been reserved for issuance under the ESPP. Participation in the ESPP commenced June 1, 1998. Shares issued under the ESPP totaled -0-, 16,233 and 32,488 in 1998, 1999 and 2000, respectively.

7.  PATIENT SERVICE REVENUE

The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

         - Medicare--Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per diagnosis related group ("DRG"). These DRG rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Outpatient services are generally reimbursed under the outpatient prospective payment system, which pays a fixed rate for a given bundle of outpatient services. These bundles are known as Ambulatory Payment Classifications or "APC's". Inpatient nonacute services, related to Medicare beneficiaries are paid based on a cost reimbursement methodology subject to various cost limits. The Company is reimbursed for cost-based services at a tentative rate, with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. The Company's classification of patients under the Medicare program and the appropriateness of their admission are subject to an independent review. The majority of the Company's Medicare cost reports have been audited by the Medicare fiscal intermediary through December 31, 1998.

         - Medicaid--Inpatient services rendered to the recipients under the Medi-Cal program (California's medicaid program) are reimbursed either under contracted rates or reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by Medi-Cal. The Company leases two hospitals in California, and its Medi-Cal cost reports have been audited by the Medi-Cal fiscal intermediary through December 31, 1998. The Medicaid programs of the other states in which the Company owns or leases hospitals are prospective payment systems which generally do not have retroactive cost report settlement procedures.

         - Other--The Company also has entered into payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

         Approximately 68.9%, 68.7% and 74.0% of hospital patient days (unaudited) for the years ended December 31, 1998, 1999 and 2000, respectively, are derived from Medicare and state-sponsored Medicaid programs.

         In 1998 and 1999, the Company owned or leased four hospitals in California, which accounted for 33.4% and 22.7% of net operating revenue, respectively. At December 31, 2000, the Company leased two hospitals in California, which accounted for 8.1% of net operating revenue.

         Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including final settlements) are included in the statements of income in the period in which the revisions are made, and resulted in increases in net patient service revenue of $4,050,000 and $892,000 in 1998 and 1999, respectively, and a decrease in net patient service revenue of $722,000 in 2000.

8.  INCOME TAXES

         The provision for income taxes consists of the following amounts (in thousands):

                                                                     1998          1999          2000
                                                                   --------      --------      --------
         Current:
            Federal ..........................................     $  5,556      $  7,397      $ 17,995
            State ............................................        1,509         1,773         2,058
                                                                   --------      --------      --------
                                                                      7,065         9,170        20,053
         Deferred:
            Federal ..........................................          905         1,830        (4,968)
            State ............................................          (43)          148          (348)
                                                                   --------      --------      --------
                                                                        862         1,978        (5,316)
                                                                   --------      --------      --------
                                                                   $  7,927      $ 11,148      $ 14,737
                                                                   ========      ========      ========

         The differences between the Company's effective income tax rate of 44.2%, 43.5%, and 42.5% for 1998, 1999 and 2000, respectively, and the statutory federal income tax rate of 35.0% are as follows (in thousands):

                                                                     1998          1999          2000
                                                                   --------      --------      --------
         Statutory federal rate ..............................     $  6,277      $  8,977      $ 12,136
         State income taxes, net of federal income tax benefit          953         1,248         1,112
         Amortization of goodwill ............................          594           594           576
         Other ...............................................          103           329           913
                                                                   --------      --------      --------
                                                                   $  7,927      $ 11,148      $ 14,737
                                                                   ========      ========      ========

         The components of the Company's deferred tax assets and (liabilities) are as follows (in thousands):

                                      DECEMBER 31,
                                  --------------------
                                   1999         2000
                                  -------      -------
Depreciation and amortization     $(8,379)     $(5,439)
Accounts receivable .........      (1,508)       1,277
Accruals and reserves .......       1,590          964
Insurance reserves ..........         471          514
Third party settlements .....       1,116        1,275
Operating leases ............        (631)        (933)
Capital lease interest ......         614          608
Net operating losses ........         795          715
Other .......................         (69)         334
                                  -------      -------
   Deferred tax liability ...      (6,001)        (685)
                                  -------      -------
   Valuation allowance ......        (286)        (286)
                                  -------      -------
   Net deferred tax liability     $(6,287)     $  (971)
                                  =======      =======

         In the accompanying consolidated balance sheets, net current deferred tax assets of $954 and $3,308 and net noncurrent deferred tax liabilities of $7,241 and $4,278 at December 31, 1999 and 2000, respectively, are included in prepaid expenses and other, and other liabilities, respectively.

         The Company had Federal net operating loss carryforwards (NOLs) of approximately $714,000 at December 31, 1999 and 2000 related to a subsidiary. These NOLs will expire beginning in 2009. Due to restrictions on the use of the NOLs, management believes there is a risk they may expire unused, and accordingly, has established a valuation reserve against the tax benefit of the NOLs. Management believes it is more likely than not that the remaining deferred tax assets, will ultimately be realized through future taxable income from operations.

         During 2000, the Internal Revenue Service finalized its examination of the predecessor Company's federal income tax returns for the 1995 and 1996 years. Finalization of the examination had no material impact on the financial condition or results of operations of the Company.

9.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                               1998         1999        2000
                                                                             --------      -------     -------
Numerator for basic and diluted income per share to common shareholders:
    Net income .........................................................     $ 10,007      $14,501     $19,938
    Less preferred stock dividends .....................................         (696)          --          --
                                                                             --------      -------     -------
    Net income to common shareholders ..................................     $  9,311      $14,501     $19,938
                                                                             ========      =======     =======
Denominator:
    Denominator for basic income per share to
       common shareholders--weighted-average shares ....................       20,016       23,589      28,658
    Effect of dilutive securities:
       Employee stock options ..........................................          492          429       1,136
                                                                             --------      -------     -------
    Denominator for diluted income per share to
       common shareholders--adjusted weighted-average shares ...........       20,508       24,018      29,794
                                                                             ========      =======     =======
Basic net income per share to common shareholders ......................     $   0.47      $  0.61     $  0.70
                                                                             ========      =======     =======
Diluted net income  per share to common shareholders ...................     $   0.45      $  0.60     $  0.67
                                                                             ========      =======     =======

         The convertible notes to purchase 3,781,440 shares of common stock were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

10.  LEASES

         During 1998, the Company entered into a five-year $35,000,000 End-Loaded Lease Financing (the "ELLF") agreement which was increased to $39,700,000 on September 10, 1999, to provide a financing option for future construction of medical office buildings on the campuses of its owned/leased hospitals, and may be used for the construction of a replacement facility at one of its owned hospitals. The interest rate and facility fee rate are substantially the same as the Company's revolving line of credit (see Note 5). All lease payments are guaranteed by the Company. At December 31, 2000, $15,131,000 was available under the ELLF agreement.

         The Company leases various buildings, office space and equipment. The leases expire at various times and have various renewal options. These leases are classified as either capital leases or operating leases based on the terms of the respective agreements.

         Future minimum payments at December 31, 2000, by year and in the aggregate, under capital leases and noncancellable operating leases with terms of one year or more consist of the following (in thousands):

                                                                  CAPITAL     OPERATING
                                                                  LEASES        LEASES
2001 ........................................................     $ 1,625      $ 4,513
2002 ........................................................       1,490        3,898
2003 ........................................................       1,236        3,574
2004 ........................................................         880        2,916
2005 ........................................................         469        1,904
Thereafter ..................................................       4,061        7,059
                                                                  -------      -------
Total minimum lease payments ................................       9,761      $23,864
                                                                               =======
Amount representing interest ................................      (3,084)
                                                                  -------
Present value of net minimum lease payments (including $1,156
    classified as current) ..................................     $ 6,677
                                                                  =======

11.  LITIGATION

         The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations.

12.  RETIREMENT PLANS

         The Company sponsors defined contribution employee benefit plans which cover substantially all employees. Employees may contribute a percentage of eligible compensation subject to Internal Revenue Service limits. The plans call for the Company to make matching contributions, based on either a percentage of employee contributions or a discretionary amount as determined by the Company. Contributions by the Company to the plans totaled $1,340,000, $1,865,000 and $2,442,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

         The Company sponsors a nonqualified supplemental deferred compensation plan for selected management employees. As determined by the Board of Directors, the Plan provides a benefit of 1% to 3% of the employee's compensation. The participant's amount is fully vested, except in those instances where the participant's employment terminates for any reason other than retirement, death or disability, in which case the participant forfeits a portion of the employer's contribution depending on length of service. Plan expenses totaled $197,000, $167,000 and $175,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

13.  FAIR VALUES OF FINANCIAL INSTRUMENTS

         Cash and Cash Equivalents--The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

         Accounts Receivable and Accounts Payable--The carrying amount reported in the balance sheets for accounts receivable and accounts payable approximates fair value.

         Long-Term Obligations--The carrying amount reported in the balance sheets for long-term obligations approximates fair value. The fair value of the Company's long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Interest Rate Swap Agreement--The fair value of the Company's interest rate swap agreement is $90,000 at December 31, 2000, based on quoted market prices for similar debt issues.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Quarterly financial information for the years ended December 31, 1999, and 2000 is summarized below (in thousands, except per share data):

                                                                            QUARTER
                                                        -----------------------------------------------
                                                         FIRST        SECOND        THIRD       FOURTH
                                                        --------     --------     --------     --------
1999
Net operating revenue .............................     $ 73,247     $ 81,225     $ 85,682     $106,539
Income before income taxes ........................        7,195        5,854        5,352        7,248
Net income ........................................        4,065        3,307        3,024        4,105
Basic net income per share to common shareholders .         0.17         0.14         0.13         0.17
Diluted net income per share to common shareholders         0.17         0.14         0.13         0.17

2000
Net operating revenue .............................      109,102      117,834      119,678      123,244
Income before income taxes ........................        9,089        9,672        9,389        6,525
Net income ........................................        5,226        5,561        5,398        3,753
Basic net income per share to common shareholders .         0.22         0.18         0.18         0.12
Diluted net income per share to common shareholders         0.21         0.18         0.17         0.11

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

          COL. A                                             COL. B              COL C              COL .D        COL. E
          ------                                             ------              -----              ------        ------
                                                                                ADDITIONS
                                                                         -----------------------
                                                                                          (1)
                                                                                      CHARGED TO
                                                            BALANCE AT      CHARGED      OTHER        (2)       BALANCE AT
                                                             BEGINNING     TO COSTS    ACCOUNTS-   DEDUCTIONS       END
DESCRIPTION                                                  OF PERIOD   AND EXPENSES  DESCRIBE     DESCRIBE     OF PERIOD
-----------                                                  ---------   ------------  --------     --------     ---------
For the year ended December 31, 1998
    Allowance for doubtful accounts.....................      $ 4,749      $17,839     $ 2,353     $ (15,908)     $  9,033
For the year ended December 31, 1999
    Allowance for doubtful accounts.....................        9,033       25,572       6,866       (24,977)       16,494
For the year ended December 31, 2000
    Allowance for doubtful accounts.....................       16,494       43,604       4,693       (56,470)        8,321

----------------------------------

(1) Allowances as a result of acquisitions, and working capital settlement for a prior year acquisition.

(2)      Uncollectible accounts written off, net of recoveries.