Form 10-Q
period 2001-03-31
PROVINCE HEALTHCARE CO
filed 2001-05-14
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001 or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________________ to _________________

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
Yes [X] No [ ]

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                 OUTSTANDING AT APRIL 30, 2001
COMMON STOCK, $.01 PAR VALUE                              31,299,967

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Consolidated Balance Sheets
            March 31, 2001 and December 31, 2000............................1

        Condensed Consolidated Statements of Income
            Three Months Ended March 31, 2001 and 2000......................2

        Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2001 and 2000......................3

        Notes to Condensed Consolidated Financial Statements................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.......................................9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK....................................................17

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                           March 31,  December 31,
                                                                              2001        2000
                                                                           ---------    --------
                                                                          (Unaudited)
                               ASSETS

Current assets:
Cash and cash equivalents                                                  $   7,290    $     --
Accounts receivable, less allowance for doubtful accounts
  of $11,255 in 2001 and $8,321 in 2000                                       90,024      89,208
Inventories                                                                   11,872      11,805
Prepaid expenses and other                                                    10,799       7,282
                                                                           ---------    --------
    Total current assets                                                     119,985     108,295

Property, plant and equipment, net                                           216,193     210,277
Other assets:
  Cost in excess of net assets acquired                                      183,545     183,331
  Other assets                                                                30,010      28,949
                                                                           ---------    --------
Total assets                                                               $ 549,733    $530,852
                                                                           =========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $  10,933    $ 12,359
  Accrued salaries and benefits                                               15,635      14,736
  Accrued expenses                                                            16,037      15,655
  Current maturities of long-term obligations                                  2,220       2,179
                                                                           ---------    --------
    Total current liabilities                                                 44,825      44,929

Long-term obligations, less current maturities                               165,628     162,086
Other liabilities                                                              8,109       7,343
Minority interest                                                              1,878       1,780

Stockholders' equity:
  Common stock - $0.01 par value; 50,000,000 shares authorized; issued and outstanding 31,297,817 and 30,908,588 shares at March 31, 2001
    and December 31, 2000,  respectively                                         313         309
  Additional paid-in-capital                                                 280,212     273,858
  Accumulated other comprehensive income                                        (287)         --
  Retained earnings                                                           49,055      40,547
                                                                           ---------    --------
    Total stockholders' equity                                               329,293     314,714
                                                                           ---------    --------
Total liabilities and stockholders' equity                                 $ 549,733    $530,852
                                                                           =========    ========


                            See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             Three Months Ended
                                                  March 31,
                                             -------------------
                                               2001       2000
                                             --------   --------
Revenue:
  Net patient service revenue                $116,886   $103,413
  Management and professional services          2,636      3,139
  Reimbursable expenses                         1,481      1,711
  Other                                         1,433        839
                                             --------   --------
    Net operating revenue                     122,436    109,102

Expenses:
  Salaries, wages and benefits                 46,955     44,206
  Reimbursable expenses                         1,481      1,711
  Purchased services                           11,183     10,492
  Supplies                                     13,775     12,351
  Provision for doubtful accounts              10,919      8,069
  Other operating expenses                     12,294      9,799
  Rentals and leases                            1,728      1,803
  Depreciation and amortization                 6,682      6,332
  Interest expense                              2,622      5,212
  Minority interest                                98         36
  Loss on sale of assets                           30          2
                                             --------   --------
    Total expenses                            107,767    100,013
                                             --------   --------
Income before provision for income taxes       14,669      9,089
Income taxes                                    6,161      3,863
                                             --------   --------
Net income                                   $  8,508   $  5,226
                                             ========   ========
Net income per common share:
  Basic                                      $   0.27   $   0.22
                                             ========   ========
  Diluted                                    $   0.26   $   0.21
                                             ========   ========


                            See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                     2001        2000
                                                   --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $ 11,474    $  5,533

INVESTING ACTIVITIES
Purchase of property, plant and equipment           (12,749)     (7,265)
Purchase of hospitals                                    --      (1,549)
                                                   --------    --------
Net cash used in investing activities               (12,749)     (8,814)

FINANCING ACTIVITIES
Proceeds from long-term debt                         23,519      28,935
Repayments of debt                                  (19,936)    (26,090)
Issuance of common stock                              4,982       3,070
Net cash provided by financing activities             8,565       5,915
                                                   --------    --------
Net increase in cash and cash equivalents             7,290       2,634

Cash and cash equivalents at beginning of period         --          --
                                                   --------    --------
Cash and cash equivalents at end of period         $  7,290    $  2,634
                                                   ========    ========
ACQUISITIONS
Fair value of assets acquired                      $     --    $  2,330
Liabilities assumed                                      --        (781)
                                                   --------    --------
Cash paid                                          $     --    $  1,549
                                                   ========    ========


                            See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001

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

         The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         On September 28, 2000, the Company completed a three-for-two stock split in the form of a 50% common stock dividend to shareholders of record on September 15, 2000. All historical references in this document to transactions in the common stock and earnings per share data have been restated to reflect the stock split.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, requires that all derivatives be recorded on the balance sheet at fair value, which results in offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings or other comprehensive income in the same period. The Company's only derivative is an interest swap agreement. The Company believes that its hedge is highly effective, with changes in effectiveness reported in other comprehensive income. Changes in any ineffectiveness will be reported through earnings. The Company adopted the Statement on January 1, 2001, and the adoption did not have a significant effect on results of operations or financial position.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

3.       ACQUISITIONS AND DIVESTITURES

ENNIS REGIONAL HOSPITAL

         In February 2000, the Company acquired, through a long-term capital lease agreement, the assets and business of the City of Ennis Hospital in Ennis, Texas. The hospital had been closed prior to its acquisition by the Company and was reopened in April 2000.

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

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

4.       LONG-TERM OBLIGATIONS

         At March 31, 2001, the Company had $6.7 million outstanding under its revolving credit facility and $256.5 million available, which includes availability under the end-loaded lease facility that can be converted to revolver availability at the Company's option.

5.       COMPREHENSIVE INCOME

         The following table presents the components of comprehensive income, net of related taxes (in thousands):

                                                     Three Months Ended
                                                  ------------------------
                                                  March 31,      March 31,
                                                     2001          2000
                                                    -------        ------
         Net income                                 $ 8,508        $5,226
         Net change in fair value of interest
               rate swaps                              (287)           --
                                                    -------        ------
         Comprehensive income                       $ 8,221        $5,226
                                                    =======        ======


6.       INCOME TAXES

         The income tax provision for the three months ended March 31, 2001 and 2000, differs from the statutory income tax computation primarily due to permanent differences and the provision for state income taxes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

7.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                         2001          2000
                                                        -------       -------
Numerator
     Net income                                         $ 8,508       $ 5,226
                                                        =======       =======
Denominator:
     Denominator for basic income per share--
         Weighted-average shares                         31,056        23,655

     Effect of dilutive securities--
         Employee stock options                           1,374           843
                                                        -------       -------
     Denominator for diluted income  per share--
         Adjusted weighted average shares                32,430        24,498
                                                        =======       =======
Basic net income per share                              $  0.27       $  0.22
                                                        =======       =======
Diluted net income per share                            $  0.26       $  0.21
                                                        =======       =======

         During the three-month period ended March 31, 2001, employees exercised options to acquire 202,004 shares of common stock at an average exercise price of $14.82 per share, and issued 188,771 shares of common stock at a price of $10.77 per share under its Employee Stock Purchase Plan. There were 32% more diluted shares outstanding in the first quarter of 2001, compared with the first quarter of 2000, primarily as a result of the common stock offering of 6,333,756 shares in April 2000.

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

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

GENERAL AND PROFESSIONAL LIABILITY RISKS

         Effective January 1, 2000, the Company purchased a professional liability unlimited claim reporting policy. This coverage is subject to a $5,000 deductible per occurrence and limited to an annual deductible cap of $100,000. The policy provides coverage up to $51,000,000 for claims incurred during the annual policy term. Effective January 1, 2001, the Company purchased a claims-made policy and provides an accrual for incurred but not reported claims.

LITIGATION

         The Company currently is, and from time to time is expected to be, subject to claims and suits arising in the ordinary course of business.

NET PATIENT SERVICE REVENUE

         Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the consolidated statement of income in the period in which revisions are made, and resulted in minimal adjustments for the three-month periods ended March 31, 2001 and 2000.

FINANCIAL INSTRUMENTS

         Interest rate swap agreements are used to manage the Company's interest rate exposure under the Credit Agreement. In 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45.0 million of floating-rate borrowings to fixed-rate borrowings. In January 2001, the Company terminated $16.5 million of the $45.0 million swap agreement, leaving a notional amount of $28.5 million converted to fixed-rate borrowings. The Company secured a 5.625% fixed interest rate on the swap agreement. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The Company anticipates that the counterparty will fully satisfy its obligations under the contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following along with the Condensed Consolidated Financial Statements and accompanying notes.

OVERVIEW

         We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of March 31, 2001, we owned and operated 14 general acute care hospitals in nine states with a total of 1,358 licensed beds, and managed 38 hospitals in 14 states, with a total of 3,098 licensed beds.

         Our owned and leased hospitals accounted for 96.6% and 95.5% of our net operating revenue in the three months ended March 31, 2001 and 2000, respectively.

IMPACT OF ACQUISITIONS AND DIVESTITURES

Acquisitions

         In February 2000, we acquired through a long-term capital lease agreement, the assets and business of the 45-bed City of Ennis Hospital from the City of Ennis, Texas. The aggregate rental payments required under the thirty-year lease total $3.0 million, including a prepayment of $2.0 million. To finance the lease prepayment, we borrowed $2.0 million under our revolving credit facility. The hospital had been closed prior to our acquisition, and we reopened the hospital in April 2000.

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

         The acquisitions described above were accounted for as purchase business combinations, and the results of operations of the hospitals have been included in our results of operations from the purchase dates forward. The March 31, 2001 results include City of Ennis Hospital and Bolivar Medical Center for the entire period. The March 31, 2000 results include one and one-half months of start-up operations for City of Ennis Hospital.

         Due to the relatively small number of hospitals owned and leased by us, each hospital acquisition can affect materially our overall operating margin. Upon the acquisition of a hospital, we typically take a number of steps to lower operating costs. The impact of such actions may be offset by other cost increases to expand services, strengthen medical staff and improve market position. The benefits of these investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly acquired hospital may adversely affect overall operating margins in the short term.

As we make additional hospital acquisitions, we expect that this effect will be mitigated by the expanded financial base of existing hospitals and the allocation of corporate overhead among a larger number of hospitals.

Divestitures

         In October 2000, we sold substantially all of the assets of Ojai Valley Community Hospital, a 110-bed general acute-care facility located in Ojai, California, to the Ojai Valley Community Hospital Foundation. In December 2000, we completed the sale of substantially all of the assets of General Hospital, a 75-bed acute-care hospital located in Eureka, California, to St. Joseph Health System. The March 31, 2000 results include three months of operations for the sold hospitals.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, information expressed as a percentage of net operating revenue. Such information has been derived from our Condensed Consolidated Statements of Income included elsewhere in this report. The results of operations or the periods presented include hospitals from their acquisition dates, as discussed above.

                                                              Percentage
                                    Three Months Ended         Increase
                                         March 31,            (Decrease)
                                    -------------------        of Dollar
                                    2001           2000         Amounts
                                    -----         -----       ----------
Net operating revenue               100.0%        100.0%         12.2%
Operating expenses (1)              (80.3)        (81.1)         11.2
                                    -----         -----
EBITDA (2)                           19.7          18.9          16.6
Depreciation and amortization        (5.5)         (5.8)          5.5
Interest                             (2.1)         (4.8)        (49.7)
Minority interest                    (0.1)           --         172.2
                                    -----         -----
Income before income taxes           12.0           8.3          61.4
Provision for income taxes           (5.1)         (3.5)         59.5
                                    -----         -----
Net income                            6.9%          4.8%         62.8%
                                    =====         =====

(1) Operating expenses represent expenses before interest, minority interest, loss on sale of assets, income taxes, depreciation and amortization expense.

(2) EBITDA represents the sum of income before income taxes, interest, minority interest, depreciation and amortization, and loss on sale of assets. We understand that industry analysts generally consider EBITDA to be one measure of the financial performance of a company that is presented to assist investors in analyzing the operating performance of the Company and its ability to service debt. We believe that an increase in EBITDA level is an indicator of our improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

SELECTED OPERATING STATISTICS - OWNED OR LEASED HOSPITALS

         The following table sets forth certain operating statistics for our company's owned or leased hospitals for each of the periods presented.

                                            Three Months Ended March 31,
                                            ----------------------------
                                                2001            2000
                                            ------------    ------------
CONSOLIDATED HOSPITALS:
Number of hospitals at end of period                  14              15
Licensed beds at end of period                     1,358           1,327
Beds in service at end of period                   1,256           1,231
Inpatient admissions                              13,413          10,949
Patient days                                      56,837          51,559
Adjusted patient days                             92,680          87,856
Average length of stay (days)                        4.2             4.7
Occupancy rates (average licensed beds)             46.5%           42.7%
Occupancy rates (average beds in service)           50.3%           46.0%
Gross inpatient revenue                     $149,107,615    $127,213,506
Gross outpatient revenue                      93,973,875      89,617,715

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2000

         Net operating revenue was $122.4 million for the three months ended March 31, 2001, compared to $109.1 million for the comparable period of 2000, an increase of $13.3 million or 12.2%. Cost report settlements and the filing of cost reports resulted in minimal revenue adjustments for the three months ended March 31, 2001 and 2000. Net patient revenue generated by hospitals owned during both periods increased $14.6 million, or 15.9%, resulting from inpatient volume increases, new services and price increases.

         Operating expenses were $98.3 million, or 80.3% of net operating revenue, for the three months ended March 31, 2001, compared to $88.4 million, or 81.1% of net operating revenue, for the comparable period of 2000. The provision for doubtful accounts increased to 8.9% of net operating revenue in 2001 from 7.4% of net operating revenue in 2000.

         EBITDA was $24.1 million, or 19.7% of net operating revenue, for the three months ended March 31, 2001, compared to $20.7 million, or 18.9% of net operating revenue, for the comparable period of 2000, primarily as a result of improved operations at hospitals owned during both periods.

         Depreciation and amortization expense was $6.7 million, or 5.5% of net operating revenue, for the three months ended March 31, 2001, compared to $6.3 million, or 5.8% of net operating revenue for the comparable period of 2000. The increase in depreciation and amortization resulted primarily from capital expenditures at hospitals owned during both periods. Interest expense was $2.6 million for the three months ended March 31, 2001, compared to $5.2 million for the comparable period of 2000, a decrease of $2.6 million or 49.7%. This was a result of our using the net proceeds of the common stock offering in April 2000 to reduce the amount of indebtedness outstanding under the revolving credit facility. Also, proceeds from the sale of our 4 1/2% convertible subordinated notes were used to reduce the higher-rate amount of indebtedness outstanding under the revolving credit facility.

         Income before provision for income taxes was $14.7 million for the three months ended March 31, 2001, compared to $9.1 million for the comparable period of 2000, an increase of $5.6 million or 61.4%.

         Our provision for income taxes was $6.2 million for the three months ended March 31, 2001, compared to $3.9 million for the comparable period of 2000. These provisions reflect effective income tax rates of 42.0% for the 2001 period, compared to 42.5% for the 2000 period. As a result of the foregoing, our net income was $8.5 million, or 6.9% of net operating revenue, for the three months ended March 31, 2001, compared to $5.2 million, or 4.8% of net operating revenue for the comparable period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, we had working capital of $75.2 million, including cash and cash equivalents of $7.3 million. The ratio of current assets to current liabilities was 2.7 to 1.0 at March 31, 2001, and 2.4 to 1.0 at December 31, 2000.

         Total long-term obligations, less current maturities, increased to $165.6 million at March 31, 2001, from $162.1 million at December 31, 2000. The increase resulted primarily from additional borrowings under the revolving credit facility.

         Cash provided by operations was $11.5 million for the three months ended March 31, 2001. Cash used in investing activities was $12.7 million for the three months ended March 31, 2001, relating primarily to capital expenditures. Net cash provided by financing activities was $8.6 million for the three months ended March 31, 2001, primarily as a result of borrowings under our revolving credit facility and issuance of common stock through exercises of stock options and through the Employee Stock Purchase Plan.

         We intend to acquire additional acute care facilities, and are actively seeking out such acquisitions. There can be no assurance that we will not require additional debt or equity financing for any particular acquisition. Also, we continually review our capital needs and financing opportunities and may seek additional equity or debt financing for our acquisition program or other needs.

         Capital expenditures, excluding acquisitions, for the three months ended March 31, 2001 and 2000, were $12.7 million and $7.3 million, respectively, inclusive of construction projects. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2001 of approximately $52.2 million, exclusive of any acquisitions of businesses. Planned capital expenditures for 2001 consist principally of capital improvements to owned and leased hospitals. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% - 75% of our debt at a fixed rate, either by borrowings on a long-term basis or entering into an interest rate swap. At March 31, 2001, approximately 100% of our outstanding debt and end-loaded lease facility amounts were effectively at a fixed rate. Our interest rate swap contract allows us to periodically exchange fixed rate and floating rate payments over the life of the agreement. Floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the interest rate swap was consummated. Our interest rate swap is a cash flow hedge, which effectively converts an aggregate notional amount of $28.5 million of floating rate borrowings to fixed rate borrowings at March 31, 2001. Our policy is not to hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. We are exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. We anticipate that the counterparty will fully satisfy its obligations under the contract.

GENERAL

         The federal Medicare program accounted for approximately 55.1% and 60.5% of hospital patient days for the three months ended March 31, 2001 and 2000, respectively. The state Medicaid programs accounted for approximately 18.3% and 13.7% of hospital patient days for the three months ended March 31, 2001 and 2000, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

         Both federal and state legislatures are continuing to scrutinize the healthcare industry for the purpose of reducing heath care costs. While we are unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, we expect continuing pressure to limit expenditures by governmental healthcare programs. The Balanced Budget Act of 1997 imposed certain limitations on increases in the inpatient Medicare rates paid to acute care hospitals. Payments for Medicare outpatient services provided at acute care hospitals and home health services historically have been paid based on costs, subject to certain limits. The Balanced Budget Act of 1997 required that the payment for those services be converted to a prospective payment system, which will be phased in over time. The Balanced Budget Act of 1997 also includes a managed care option that could direct Medicare patients to managed care organizations. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse effect on the healthcare industry and our company.

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

         We expect the industry trend in increased outpatient services to continue because of the increased focus on managed care and advances in technology. Outpatient revenue of our owned or leased hospitals was approximately 38.7% and 41.3% of gross patient service revenue for the three months ended March 31, 2001 and 2000, respectively.

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

         Our historical financial trend has been impacted favorably by our success in acquiring acute care hospitals. While we believe that trends in the healthcare industry described above may create possible future acquisition opportunities, there can be no assurances that we can continue to maintain our current growth rate through hospital acquisitions and successfully integrate the hospitals into our system.

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

         - changes in or failure to comply with federal, state or local laws and regulations affecting the healthcare industry;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the three months ended March 31, 2001, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2000. Our only derivative instrument relates to an interest rate swap agreement.

                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         The deadline for delivering your notice of a shareholder proposal, other than a proposal to be included in the proxy statement, for the 2002 annual meeting of shareholders will be March 11, 2002, pursuant to Rule 14a-4 under the Securities Exchange Act of 1934. The persons named as proxies in the proxy statement may exercise discretionary voting authority with respect to any matter that is not submitted to us by such date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

        Exhibit
        Number            Description of Exhibits

         3.1      Amended and Restated Certificate of Incorporation of Province
                  Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000 (a)

         3.2      Amended and Restated Bylaws of Province Healthcare Company (b)

------------------

         (a) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2000, Commission File No. 0-23639.

         (b) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-34421.

(b)      Reports on Form 8-K

         During the three months ended March 31, 2001, the Company filed a Form 8-K, dated January 8, 2001, relating to the Company's sale of substantially all of the assets of General Hospital, located in Eureka, California, to St. Joseph Health System.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PROVINCE HEALTHCARE COMPANY



Date:  May 14, 2001                 By: /s/ Brenda B. Rector
                                        ----------------------------------------
                                        Brenda B. Rector
                                        Vice President and Controller