Form 10-Q
period 2001-06-30
PROVINCE HEALTHCARE CO
filed 2001-08-10
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2001 or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ___________________ to ________________

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
Yes [X] No [ ]

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                            OUTSTANDING AT AUGUST 6, 2001
COMMON STOCK, $.01 PAR VALUE                         31,494,922

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

              Condensed Consolidated Balance Sheets
                  June 30, 2001 and December 31, 2000.........................1

              Condensed Consolidated Statements of Income
                  Three Months Ended June 30, 2001 and 2000...................2

              Condensed Consolidated Statements of Income
                  Six Months Ended June 30, 2001 and 2000.....................3

              Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2001 and 2000.....................4

              Notes to Condensed Consolidated Financial Statements............5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..................................11

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK................................................21

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 June 30,         December 31,
                                                                   2001               2000
                                                                 ---------         ---------
                                                                (Unaudited)         (Note 1)
                               ASSETS

Current assets:
Cash and cash equivalents                                        $   7,447         $      --
Accounts receivable, less allowance for doubtful accounts
  of $24,050 in 2001 and $8,321 in 2000                             87,073            89,208
Inventories                                                         12,395            11,805
Prepaid expenses and other                                          12,526             7,282
                                                                 ---------         ---------
    Total current assets                                           119,441           108,295

Property, plant and equipment, net                                 226,636           210,277
Other assets:
  Cost in excess of net assets acquired                            183,525           183,331
  Other assets                                                      28,012            28,949
                                                                 ---------         ---------
Total assets                                                     $ 557,614         $ 530,852
                                                                 =========         =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $  12,197         $  12,359
  Accrued salaries and benefits                                     15,940            14,736
  Accrued expenses                                                  11,402            15,655
  Current maturities of long-term obligations                        1,972             2,179
                                                                 ---------         ---------
    Total current liabilities                                       41,511            44,929

Long-term obligations, less current maturities                     162,875           162,086
Other liabilities                                                    9,852             7,343
Minority interest                                                    1,949             1,780

Stockholders' equity:
  Common stock - $0.01 par value; 50,000,000
    shares authorized; issued and outstanding
    31,482,094 and 30,908,588 shares at June 30, 2001
    and December 31, 2000, respectively                                315               309
  Additional paid-in-capital                                       284,597           273,858
  Accumulated other comprehensive loss                                (272)               --
  Retained earnings                                                 56,787            40,547
                                                                 ---------         ---------
    Total stockholders' equity                                     341,427           314,714
                                                                 ---------         ---------
Total liabilities and stockholders' equity                       $ 557,614         $ 530,852
                                                                 =========         =========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               Three Months Ended June 30,
                                               ---------------------------
                                                  2001            2000
                                                --------        --------

Revenue:
  Net patient service revenue                   $118,556        $111,226
  Management and professional services             2,227           3,132
  Reimbursable expenses                            1,395           1,608
  Other                                            1,350           1,869
                                                --------        --------
    Net operating revenue                        123,528         117,835


Expenses:
  Salaries, wages and benefits                    47,607          44,554
  Reimbursable expenses                            1,395           1,608
  Purchased services                              11,942          12,256
  Supplies                                        13,399          14,059
  Provision for doubtful accounts                 11,893          11,485
  Other operating expenses                        12,823          11,445
  Rentals and leases                               1,879           1,828
  Depreciation and amortization                    6,905           6,700
  Interest expense                                 2,142           4,198
  Minority interest                                   71              18
  Loss on sale of assets                             141              12
                                                --------        --------
    Total expenses                               110,197         108,163
                                                --------        --------


Income before provision for income taxes          13,331           9,672
Income taxes                                       5,599           4,111
                                                --------        --------
Net income                                      $  7,732        $  5,561
                                                ========        ========

Net income per common share:
    Basic                                       $   0.25        $   0.19
                                                ========        ========
    Diluted                                     $   0.24        $   0.18
                                                ========        ========



                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Six Months Ended June 30,
                                                -------------------------
                                                  2001            2000
                                                --------        --------
Revenue:
  Net patient service revenue                   $235,442        $214,639
  Management and professional services             4,863           6,271
  Reimbursable expenses                            2,876           3,318
  Other                                            2,783           2,708
                                                --------        --------
    Net operating revenue                        245,964         226,936


Expenses:
  Salaries, wages and benefits                    94,562          88,760
  Reimbursable expenses                            2,876           3,318
  Purchased services                              23,124          22,748
  Supplies                                        27,174          26,411
  Provision for doubtful accounts                 22,812          19,554
  Other operating expenses                        25,117          21,245
  Rentals and leases                               3,608           3,631
  Depreciation and amortization                   13,587          13,033
  Interest expense                                 4,764           9,410
  Minority interest                                  169              53
  Loss on sale of assets                             171              13
                                                --------        --------
    Total expenses                               217,964         208,176
                                                --------        --------


Income before provision for income taxes          28,000          18,760
Income taxes                                      11,760           7,973
                                                --------        --------
Net income                                      $ 16,240        $ 10,787
                                                ========        ========

Net income per common share:
    Basic                                       $   0.52        $   0.41
                                                ========        ========
    Diluted                                     $   0.50        $   0.39
                                                ========        ========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                         Six Months Ended June 30,
                                                        ---------------------------
                                                           2001              2000
                                                        ---------         ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES               $  26,742         $  14,926

INVESTING ACTIVITIES
Purchase of property, plant and equipment                 (28,321)          (18,376)
Purchase of hospitals                                          --           (31,712)
                                                        ---------         ---------
Net cash used in investing activities                     (28,321)          (50,088)

FINANCING ACTIVITIES
Proceeds from long-term debt                               49,433            84,532
Repayments of debt                                        (48,851)         (139,315)
Issuance of common stock                                    8,444             5,579
Proceeds from stock offering                                   --            94,784
Other                                                          --                41
                                                        ---------         ---------
Net cash provided by financing activities                   9,026            45,621
                                                        ---------         ---------
Net increase in cash and cash equivalents                   7,447            10,459

Cash and cash equivalents at beginning of period               --                --

                                                        ---------         ---------
Cash and cash equivalents at end of period              $   7,447         $  10,459
                                                        =========         =========

ACQUISITIONS
Fair value of assets acquired                           $      --         $  35,697
Liabilities assumed                                            --            (3,985)
                                                        ---------         ---------
Cash paid                                               $      --         $  31,712
                                                        =========         =========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2001

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

         The balance sheet at December 31, 2000, has been derived from the audited consolidated financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

2.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)


SFAS No. 142 is expected to result in an increase in net income of approximately $4.4 million ($0.13 per share) per year, based upon the Company's 2001 projected net income and diluted shares. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

4.       LONG-TERM OBLIGATIONS

         On March 31, 2001, the $295.0 million revolving credit facility was permanently reduced to $270.0 million. On June 30, 2001, the revolving credit facility was permanently reduced to $245.0 million. The aggregate reductions will continue quarterly until March 31, 2003.

         At June 30, 2001, the Company had $6.1 million outstanding under its revolving credit facility and $198.0 million available, which includes availability under the end-loaded lease facility that can be converted to revolver availability at the Company's option.

5.       COMPREHENSIVE INCOME

         The following table presents the components of comprehensive income, net of related taxes (in thousands):

                                               Three Months Ended                Six Months Ended
                                                    June 30,                        June 30,
                                            ------------------------        -------------------------
                                              2001            2000            2001             2000
                                            --------        --------        --------         --------
Net income                                  $  7,732        $  5,561        $ 16,240         $ 10,787
Net change in fair value of interest
  rate swap                                       15              --            (272)              --
                                            --------        --------        --------         --------
Comprehensive income                        $  7,747        $  5,561        $ 15,968         $ 10,787
                                            ========        ========        ========         ========


6.       INCOME TAXES

         The income tax provision for the three and six months ended June 30, 2001 and 2000, differs from the statutory income tax computation primarily due to permanent differences and the provision for state income taxes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)



7.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                  ----------------------        ----------------------
                                                    2001           2000           2001           2000
                                                  -------        -------        -------        -------

Numerator:
  Net income                                      $ 7,732        $ 5,561        $16,240        $10,787
                                                  =======        =======        =======        =======

Denominator:
  Denominator for basic income per share--
    Weighted-average shares                        31,324         29,433         31,191         26,544

  Effective of dilutive securities--
    Employee stock options                          1,293          1,103          1,292            920
                                                  -------        -------        -------        -------

Denominator for diluted income per share--
  Adjusted weighted average shares                 32,617         30,536         32,483         27,464
                                                  =======        =======        =======        =======

Basic net income per share                        $  0.25        $  0.19        $  0.52        $  0.41
                                                  =======        =======        =======        =======

Diluted net income per share                      $  0.24        $  0.18        $  0.50        $  0.39
                                                  =======        =======        =======        =======



         During the three-month period ended June 30, 2001, employees exercised options to acquire 183,660 shares of common stock at an average exercise price of $18.81 per share. During the six-month period ended June 30, 2001, employees exercised options to acquire 385,664 shares of common stock at an average exercise price of $16.72 per share, and issued 189,388 shares of common stock at a price of $10.77 per share under its Employee Stock Purchase Plan. There were 7% and 18% more diluted shares outstanding in the three and six-month periods ended June 30, 2001, respectively.

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

GENERAL AND PROFESSIONAL LIABILITY RISKS

         Effective January 1, 2001, the Company purchased a professional liability unlimited claim reporting policy. This coverage is subject to a $50,000 deductible per occurrence and limited to an annual deductible cap of $500,000. The policy provides coverage up to $51,000,000 for claims incurred during the annual policy term.

LITIGATION

         The Company currently is, and from time to time is expected to be, subject to claims and suits arising in the ordinary course of business.

NET PATIENT SERVICE REVENUE

         Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the consolidated statements of income in the period in which revisions are made, and resulted in minimal adjustments for the three-month and six-month periods ended June 30, 2001 and 2000.

FINANCIAL INSTRUMENTS

         Interest rate swap agreements are used to manage the Company's interest rate exposure under the credit facility. In 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45.0 million of floating-rate borrowings to fixed-rate borrowings. In January 2001, the Company terminated $16.5 million of the $45.0 million swap agreement, leaving a notional amount of $28.5 million converted to fixed-rate borrowings. The Company secured a 5.625% fixed interest rate on the swap agreement. This

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)



agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The Company anticipates that the counterparty will fully satisfy its obligations under the contract.

9.       SUBSEQUENT EVENT

         On July 2, 2001, the Company acquired the assets and business of the 214-bed Selma Baptist Hospital in Selma, Alabama, for approximately $31.0 million, exclusive of working capital. To finance the acquisition, the Company borrowed $34.0 million under its revolving credit facility. In accordance with SFAS No. 141 and No. 142, the acquisition will be accounted for as a purchase business combination, and any goodwill resulting from the acquisition will not be amortized. The results of Selma Baptist Hospital will be included in the operations of the Company from the purchase date forward.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following along with the Condensed Consolidated Financial Statements and accompanying notes.

OVERVIEW

         We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of June 30, 2001, we owned and operated 14 general acute care hospitals in nine states with a total of 1,393 licensed beds, and managed 36 hospitals in 13 states, with a total of 2,981 licensed beds.

         Our owned and leased hospitals accounted for 97.0% and 95.6% of our net operating revenue in the three months ended June 30, 2001 and 2000, respectively, and 96.8% and 95.6% of our net operating revenue in the six months ended June 30, 2001 and 2000, respectively.

IMPACT OF ACQUISITIONS AND DIVESTITURES

2000 Acquisitions

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

2001 Acquisitions

         In July 2001, we acquired the assets and business of the 214-bed Selma Baptist Hospital in Selma, Alabama, for approximately $31.0 million, exclusive of working capital. To finance the acquisition and the purchase of working capital, we borrowed $34.0 million under our revolving credit facility.

         The acquisitions described above were accounted for as purchase business combinations, and the results of operations of the hospitals have been or will be included in our results of operations from the purchase dates forward. The June 30, 2001 results include City of Ennis Hospital and Bolivar Medical Center for the entire period. The June 30, 2000 results include four and one-half months of start-up operations for City of Ennis Hospital and two and one-half months of operations for Bolivar Medical Center.

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

Divestitures

         In October 2000, we sold substantially all of the assets of Ojai Valley Community Hospital, a 110-bed general acute-care facility located in Ojai, California, to the Ojai Valley Community Hospital Foundation. In December 2000, we completed the sale of substantially all of the assets of General Hospital, a 75-bed acute-care hospital located in Eureka, California, to St. Joseph Health System. The June 30, 2000 results include six months of operations for the sold hospitals.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, information expressed as a percentage of net operating revenue. Such information has been derived from our unaudited Condensed Consolidated Statements of Income included elsewhere in this report. The results of operations for the periods presented include hospitals from their acquisition dates, as discussed above.

                                             Three Months Ended June 30,                Percentage
                                      ---------------------------------------       Increase(Decrease)
                                             2001                  2000              of Dollar Amounts
                                      -----------------     -----------------        -----------------

Net operating revenue                       100.0%                100.0%                      4.8%
Operating expenses (1)                      (81.7)                (82.5)                      3.8
                                        ----------            ----------

EBITDA (2)                                   18.3                  17.5                       9.7
Depreciation and amortization                (5.6)                 (5.7)                      3.1
Interest                                     (1.7)                 (3.6)                    (49.0)
Other                                        (0.1)                    -                     294.4
                                        ----------            ---------

Income before income taxes                   10.9                   8.2                      37.8
Provision for income taxes                   (4.6)                 (3.5)                     36.2
                                        ----------            ---------
Net income                                    6.3%                  4.7%                     39.0%
                                        =========             =========

                                              Six Months Ended June 30,                 Percentage
                                      ---------------------------------------        Increase(Decrease)
                                             2001                  2000              of Dollar Amounts
                                      -----------------     -----------------        -----------------

Net operating revenue                       100.0%                100.0%                      8.4%
Operating expenses (1)                      (81.0)                (81.8)                      7.3
                                        ----------            ----------

EBITDA (2)                                   19.0                  18.2                      13.1
Depreciation and amortization                (5.5)                 (5.7)                      4.3
Interest                                     (1.9)                 (4.1)                    (49.4)
Other                                        (0.1)                 (0.1)                    218.9
                                        ----------            ----------

Income before income taxes                   11.5                   8.3                      49.3
Provision for income taxes                   (4.9)                 (3.5)                     47.5
                                        ----------            ---------
Net income                                    6.6%                  4.8%                     50.6%
                                        =========             =========


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

SELECTED OPERATING STATISTICS - OWNED OR LEASED HOSPITALS

         The following table sets forth certain operating statistics for our company's owned or leased hospitals for each of the periods presented.

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                             June 30,
                                              ------------------------------------  -----------------------------------
                                                   2001                2000              2001               2000
                                              ----------------   -----------------  ----------------   ----------------

CONSOLIDATED HOSPITALS:
Number of hospitals at end of period                       14                  16                14                 16
Licensed beds at end of period                          1,393               1,560             1,393              1,560
Beds in service at end of period                        1,291               1,401             1,291              1,401
Inpatient admissions                                   12,501              11,684            25,914             22,633
Patient days                                           53,963              54,547           110,800            106,106
Adjusted patient days                                  88,552              95,119           181,232            182,975
Average length of stay (days)                             4.3                 4.7               4.3                4.7
Occupancy rates (average licensed beds)                  42.6%               38.4%             43.9%              37.6%
Occupancy rates (average beds in service)                45.9%               42.8%             47.4%              41.8%

  Gross inpatient revenue                       $ 148,217,091        $128,442,469      $297,324,707       $255,655,975
  Gross outpatient revenue                         94,987,243          95,480,596       188,961,118        185,098,311


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Net operating revenue was $123.5 million for the three months ended June 30, 2001, compared to $117.8 million for the comparable period of 2000, an increase of $5.7 million or 4.8%. We divested two hospitals in the fourth quarter of 2000, which adversely impacted total revenue comparisons. Excluding those two hospitals from both quarters, net operating revenues increased 16.7% in the second quarter of 2001, compared to the same quarter in the prior year. Cost report settlements and the filing of cost reports resulted in minimal revenue adjustments for the three months ended June 30, 2001 and 2000. Net patient service revenue generated by hospitals owned during both periods increased $17.4 million, or 18.7%, resulting from inpatient volume increases, new services and price increases.

         Operating expenses were $100.9 million, or 81.7% of net operating revenue, for the three months ended June 30, 2001, compared to $97.2 million, or 82.5% of net operating revenue, for the comparable period of 2000. Salaries and benefits, as a percentage of revenue, increased to 38.5% for the three months ended June 30, 2001, compared to 37.8% in the second quarter of 2000, as a result of shifting expense from purchased services. The provision for doubtful accounts decreased to 9.6% of net operating revenue in 2001 from 9.7% of net operating revenue in 2000.


         EBITDA was $22.6 million, or 18.3% of net operating revenue, for the three months ended June 30, 2001, compared to $20.6 million, or 17.5% of net operating revenue, for the comparable period of 2000, primarily as a result of improved operations at hospitals owned during both periods.

         Depreciation and amortization expense was $6.9 million, or 5.6% of net operating revenue, for the three months ended June 30, 2001, compared to $6.7 million, or 5.7% of net operating revenue for the comparable period of 2000. The increase in depreciation and amortization resulted primarily from capital expenditures at hospitals owned during both periods.

         Interest expense was $2.1 million for the three months ended June 30, 2001, compared to $4.2 million for the comparable period of 2000, a decrease of $2.1 million or 49.0%. This was a result of our using the net proceeds of the common stock offering in April 2000 to reduce the amount of indebtedness outstanding under the revolving credit facility. Also, proceeds from the sale of our 4 1/2% convertible subordinated notes were used to reduce the higher-rate amount of indebtedness outstanding under the revolving credit facility.

         Income before provision for income taxes was $13.3 million for the three months ended June 30, 2001, compared to $9.7 million for the comparable period of 2000, an increase of $3.6 million or 37.8%.

         Our provision for income taxes was $5.6 million for the three months ended June 30, 2001, compared to $4.1 million for the comparable period of 2000. These provisions reflect effective income tax rates of 42.0% for the 2001 period, compared to 42.5% for the 2000 period. As a result of the foregoing, our net income was $7.7 million, or 6.3% of net operating revenue, for the three months ended June 30, 2001, compared to $5.6 million, or 4.7% of net operating revenue for the comparable period of 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Net operating revenue was $246.0 million for the six months ended June 30, 2001, compared to $226.9 million for the comparable period of 2000, an increase of $19.0 million or 8.4%. Excluding the two hospitals sold in the fourth quarter of 2000, net operating revenues increased 20.3% in the six months ended June 30, 2001, compared to the same period of 2000. Cost report settlements and the filing of cost reports resulted in minimal revenue adjustments for the six months ended June 30, 2001 and 2000. Net patient service revenue generated by hospitals owned during both periods increased $31.9 million, or 17.3%, resulting from inpatient volume increases, new services and price increases.

         Operating expenses were $199.3 million, or 81.0% of net operating revenue, for the six months ended June 30, 2001, compared to $185.7 million, or 81.8% of net operating revenue, for the comparable period of 2000. The provision for doubtful accounts increased to 9.3% of net operating revenue in 2001 from 8.6% of net operating revenue in 2000.

         EBITDA was $46.7 million, or 19.0% of net operating revenue, for the six months ended June 30, 2001, compared to $41.3 million, or 18.2% of net operating revenue, for the comparable period of 2000, primarily as a result of improved operations at hospitals owned during both periods.

         Depreciation and amortization expense was $13.6 million, or 5.5% of net operating revenue, for the six months ended June 30, 2001, compared to $13.0 million, or 5.7% of net operating revenue for the comparable period of 2000. The increase in depreciation and amortization resulted primarily from capital expenditures at hospitals owned during both periods.

         Interest expense was $4.8 million for the six months ended June 30, 2001, compared to $9.4 million for the comparable period of 2000, a decrease of $4.6 million or 49.4%. This was a result of our using the net proceeds of the common stock offering in April 2000 to reduce the amount of indebtedness outstanding under the revolving credit facility. Also, proceeds from the sale of our 4 1/2% convertible subordinated notes were used to reduce the higher-rate amount of indebtedness outstanding under the revolving credit facility.

         Income before provision for income taxes was $28.0 million for the six months ended June 30, 2001, compared to $18.8 million for the comparable period of 2000, an increase of $9.2 million or 49.3%.

         Our provision for income taxes was $11.8 million for the six months ended June 30, 2001, compared to $8.0 million for the comparable period of 2000. These provisions reflect effective income tax rates of 42.0% for the 2001 period, compared to 42.5% for the 2000 period. As a result of the foregoing, our net income was $16.2 million, or 6.6% of net operating revenue, for the six months ended June 30, 2001, compared to $10.8 million, or 4.8% of net operating revenue for the comparable period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, we had working capital of $77.9 million, including cash and cash equivalents of $7.4 million. The ratio of current assets to current liabilities was 2.9 to 1.0 at June 30, 2001, and 2.4 to 1.0 at December 31, 2000.

         Cash provided by operations was $26.7 million for the six months ended June 30, 2001. Cash used in investing activities was $28.3 million for the six months ended June 30, 2001, relating to capital expenditures. Net cash provided by financing activities was $9.0 million for the six months ended June 30, 2001, primarily as a result of borrowings under our revolving credit facility and issuance of common stock through exercises of stock options and through the Employee Stock Purchase Plan.

         The allowance for doubtful accounts increased to $24.1 million at June 30, 2001, from $8.3 million at December 31, 2000, an increase of $15.7 million, or 189.0%. The allowance for doubtful accounts as a percent of accounts receivable, net of contractuals, increased to 21.6% at June 30, 2001, compared to 8.5% at December 31, 2000. This is the result of a change in the timing of write-offs of fully-reserved patient accounts receivable to conform to industry practice. Accounts are now written off when they are returned from the collection agency, as opposed to the prior practice of writing off the account when it was sent to the collection agency. There has been no change in our policy related to the provision for bad debts.

         Total long-term obligations, less current maturities, increased to $162.9 million at June 30, 2001, from $162.1 million at December 31, 2000. The increase resulted primarily from additional borrowings under the revolving credit facility, offset by capital lease payments.

         We intend to acquire additional acute care facilities, and are actively seeking out such acquisitions. There can be no assurance that we will not require additional debt or equity financing for any particular acquisition. Also, we continually review our capital needs and financing opportunities and may seek additional equity or debt financing for our acquisition program or other needs.

         Capital expenditures, excluding acquisitions, for the six months ended June 30, 2001 and 2000, were $28.3 million and $18.4 million, respectively, inclusive of construction projects. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2001 of approximately $53.2 million, exclusive of any acquisitions of businesses. Planned capital expenditures for 2001 consist principally of capital improvements to owned and leased hospitals. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

         We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $4.4 million ($0.13 per share) per year, based upon our 2001 projected net income and diluted shares. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% - 75% of our debt at a fixed rate, either by borrowings on a long-term basis or entering into an interest rate swap. At June 30, 2001, approximately 100% of our outstanding debt and end-loaded lease facility amounts were effectively at a fixed rate. Our interest rate swap contract allows us to periodically exchange fixed rate and floating rate payments over the life of the agreement. Floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the interest rate swap was consummated. Our interest rate swap is a cash flow hedge, which effectively converts an aggregate notional amount of $28.5 million of floating rate borrowings to fixed rate borrowings at June 30, 2001. Our policy is not to hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. We are exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. We anticipate that the counterparty will fully satisfy its obligations under the contract.

GENERAL

         The Medicare program accounted for approximately 54.9% and 55.1% of hospital patient days for the three and six month periods ended June 30, 2001, respectively. The Medicaid programs accounted for approximately 17.9% and 18.3% of hospital patient days for the three and six month periods ended June 30, 2001, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

         Both federal and state legislatures are continuing to scrutinize the healthcare industry for the purpose of reducing heath care costs. While we are unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, we expect continuing pressure to limit expenditures by governmental healthcare programs. The Balanced Budget Act of 1997 imposed certain limitations on increases in the inpatient Medicare rates paid to acute care hospitals. Payments for Medicare outpatient services provided at acute care hospitals and home health services historically have been paid based on costs, subject to certain limits, but now are reimbursed on prospective payment systems as mandated by the Balanced Budget Act of 1997. The Balanced Budget Act of 1997 also includes a managed care option that could direct Medicare patients to managed care organizations. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse effect on the healthcare industry and our company.

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

         We expect the industry trend in increased outpatient services to continue because of the increased focus on managed care and advances in technology. Outpatient revenue of our owned or leased hospitals was approximately 39.1% and 38.9% of gross patient service revenue for the three and six month periods ended June 30, 2001, respectively, compared to 42.6% and 42.0% of gross patient service revenue for the three and six month periods ended June 30, 2000.

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

         o possible changes in the levels and terms of reimbursement for our charges by government programs, including Medicare and Medicaid or other third-party payors;

         o changes in or failure to comply with federal, state or local laws and regulations affecting the healthcare industry;

         o        the possible enactment of federal or state healthcare reform;

         o        the departure of key members of our management;

         o        claims and legal actions relating to professional liability;

         o our ability to implement successfully our acquisition and development strategy;

         o our ability to attract and retain qualified personnel and recruit physicians;

         o        potential federal or state investigations;

         o        fluctuations in the market value of our common stock or notes;

         o changes in accounting principles generally accepted in the United States; and

         o changes in demographic, general economic and business conditions, both nationally and in the regions in which we operate.

         Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We advise you, however, to consult any additional disclosures we make in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission, as well as the discussion of risks and uncertainties under the caption "Risk Factors" contained in our Registration Statement on Form S-3, filed with the Securities and Exchange Commission on January 24, 2001 (Commission File No. 333-54192), and any amendments or supplements to such registration statement. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here also could affect us adversely. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the three and six-month periods ended June 30, 2001, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2000. Our only derivative instrument relates to an interest rate swap agreement.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On Wednesday, May 23, 2001, we held the Province Healthcare Company 2001 Annual Meeting of Shareholders. At such meeting, the shareholders voted on the following two proposals:

         First, the shareholders voted on the election of six nominees to the Board of Directors. The incumbent Board of Directors, consisting of Martin S. Rash, Richard D. Gore, Joseph P. Nolan, A.E. Brim, Winfield C. Dunn and David L. Steffy, determined that the size of the Board of Directors be set at six members. The Board of Directors then nominated Martin S. Rash, Richard D. Gore, Joseph P. Nolan, A.E. Brim, Winfield C. Dunn and David L. Steffy for election at such Annual Meeting to serve until the 2002 Annual Meeting of Shareholders. The directors were elected by the following vote:

                                                               Withhold
Name                     For          Against    Abstain       Authority
----                     ---          -------    -------       ---------

Martin S. Rash        24,899,736         0          0          1,023,463
Richard D. Gore       24,899,699         0          0          1,023,500
Joseph P. Nolan       25,884,094         0          0             39,105
A.E. Brim             25,884,094         0          0             39,105
Winfield C. Dunn      25,883,894         0          0             39,305
David L. Steffy       25,883,894         0          0             39,305

         Second, the shareholders voted to approve the appointment of Ernst & Young LLP as independent auditors of our company and its subsidiaries for the fiscal year ending December 31, 2001. At the Annual Meeting, the shareholders voted to ratify the appointment of Ernst & Young LLP, with 25,789,473 votes for, 128,666 votes against and 5,060 abstentions.

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

                  (b) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-34421.


(b)      Reports on Form 8-K

         During the three months ended June 30, 2001, we filed the following reports on Form 8-K:

                  (i) Form 8-K, dated May 25, 2001, in connection with the Company's announcement that Paul J. Feldstein was appointed to the Company's Board of Directors and announcing certain management changes.

                  (ii) Form 8-K, dated June 8, 2001, in connection with the Company's announcement that the Company signed a definitive agreement to acquire Selma Baptist Hospital in Selma, Alabama, from Baptist Health of Montgomery, Alabama.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PROVINCE HEALTHCARE COMPANY

Date:  August 10, 2001                 By:  /s/ Brenda B. Rector
                                            -----------------------------------
                                            Brenda B. Rector
                                            Vice President and Controller