Form 10-Q
period 2001-09-30
PROVINCE HEALTHCARE CO
filed 2001-11-14
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2001 or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                   to
                                       ------------------     ------------------

                         Commission File Number 0-23639

                           PROVINCE HEALTHCARE COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                             62-1710772
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

           105 WESTWOOD PLACE
           SUITE 400

           BRENTWOOD, TENNESSEE                                    37027
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

Yes  X  No

    ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                              OUTSTANDING AT NOVEMBER 12, 2001
COMMON STOCK, $.01 PAR VALUE                             31,643,706

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

              Condensed Consolidated Balance Sheets

                  September 30, 2001 and December 31, 2000.....................1

              Condensed Consolidated Statements of Income

                  Three Months Ended September 30, 2001 and 2000...............2

              Condensed Consolidated Statements of Income

                  Nine Months Ended September 30, 2001 and 2000................3

              Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000................4

              Notes to Condensed Consolidated Financial Statements.............5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................12

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.................................................22

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                       September 30,       December 31,
                                                                           2001                2000
                                                                       ------------        ------------
                                                                       (Unaudited)           (Note 1)
                                ASSETS

Current assets:
  Cash and cash equivalents                                             $  14,296           $     --
  Accounts receivable, less allowance for doubtful accounts
    of $36,463 in 2001 and $8,321 in 2000                                  96,848             89,208
  Inventories                                                              13,501             11,805
  Prepaid expenses and other                                               19,957              7,282
                                                                        ---------           --------
    Total current assets                                                  144,602            108,295

Property, plant and equipment, net                                        271,917            210,277
Other assets:
  Cost in excess of net assets acquired                                   181,956            183,331
  Other assets                                                             37,963             28,949
                                                                        ---------           --------
Total assets                                                            $ 636,438           $530,852
                                                                        =========           ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $  16,697           $ 12,359
  Accrued salaries and benefits                                            16,604             14,736
  Accrued expenses                                                         19,663             15,655
  Current maturities of long-term obligations                               1,948              2,179
                                                                        ---------           --------
    Total current liabilities                                              54,912             44,929

Long-term obligations, less current maturities                            217,440            162,086
Other liabilities                                                          10,231              7,343
Minority interest                                                           1,939              1,780

Stockholders' equity:
  Common stock - $0.01 par value; 50,000,000 shares authorized; issued and outstanding 31,639,366 and 30,908,588 shares at September 30, 2001
    and December 31, 2000,  respectively                                      316                309
  Additional paid-in-capital                                              288,792            273,858
  Accumulated other comprehensive loss                                       (874)                --
  Retained earnings                                                        63,682             40,547
                                                                        ---------           --------
     Total stockholders' equity                                           351,916            314,714
                                                                        ---------           --------
Total liabilities and stockholders' equity                              $ 636,438           $530,852
                                                                        =========           ========

                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     Three Months Ended September 30,
                                                     -------------------------------
                                                         2001             2000
                                                     -----------       -------------
Revenue:
  Net patient service revenue                          $ 126,393         $113,854
  Management and professional services                     2,260            2,763
  Reimbursable expenses                                    1,376            1,459
  Other                                                    1,741            1,603
                                                       ---------         --------
    Net operating revenue                                131,770          119,679
Expenses:
  Salaries, wages and benefits                            51,586           45,528
  Reimbursable expenses                                    1,376            1,459
  Purchased services                                      12,731           13,284
  Supplies                                                14,562           13,913
  Provision for doubtful accounts                         13,578           12,251
  Other operating expenses                                13,754           11,690
  Rentals and leases                                       1,871            1,727
  Depreciation and amortization                            7,596            6,433
  Interest expense                                         2,833            3,928
  Minority interest                                          (10)              75
  Loss on sale of assets                                       5                1
                                                       ---------         --------
     Total expenses                                      119,882          110,289
                                                       ---------         --------


Income before provision for income taxes                  11,888            9,390
Income taxes                                               4,993            3,992
                                                       ---------         --------
Net income                                             $   6,895         $  5,398
                                                       =========         ========

Net income per common share:

     Basic                                             $    0.22         $   0.18
                                                       =========         ========
     Diluted                                           $    0.21         $   0.17
                                                       =========         ========

                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                          2001                   2000
                                                        --------              ---------
Revenue:
  Net patient service revenue                           $361,836              $328,492
  Management and professional services                     7,123                 9,034
  Reimbursable expenses                                    4,252                 4,777
  Other                                                    4,523                 4,311
                                                        --------              --------
    Net operating revenue                                377,734               346,614


Expenses:
  Salaries, wages and benefits                           146,148               134,288
  Reimbursable expenses                                    4,252                 4,777
  Purchased services                                      35,855                36,032
  Supplies                                                41,736                40,323
  Provision for doubtful accounts                         36,389                31,805
  Other operating expenses                                38,872                32,935
  Rentals and leases                                       5,479                 5,357
  Depreciation and amortization                           21,184                19,466
  Interest expense                                         7,597                13,338
  Minority interest                                          159                   128
  Loss on sale of assets                                     175                    15
                                                        --------              --------
     Total expenses                                      337,846               318,464
                                                        --------              --------

Income before provision for income taxes                  39,888                28,150
Income taxes                                              16,753                11,965
                                                        --------              --------
Net income                                              $ 23,135              $ 16,185
                                                        ========              ========

Net income per common share:
     Basic                                              $   0.74              $   0.58
                                                        ========              ========
     Diluted                                            $   0.71              $   0.56
                                                        ========              ========


                            See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                   Nine Months Ended September 30,
                                                   -------------------------------
                                                      2001                  2000
                                                   ---------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $  37,628             $  26,424

INVESTING ACTIVITIES
Purchase of property, plant and equipment            (49,519)              (30,142)
Purchase of hospitals                                (40,363)              (31,608)
                                                   ---------             ---------
Net cash used in investing activities                (89,882)              (61,750)

FINANCING ACTIVITIES
Proceeds from long-term debt                         125,060                89,891
Repayments of debt                                   (70,216)             (154,614)
Issuance of common stock                              11,706                 9,842
Proceeds from stock offering                              --                94,784
Other                                                     --                    26
                                                   ---------             ---------
Net cash provided by financing activities             66,550                39,929
                                                   ---------             ---------

Net increase in cash and cash equivalents             14,296                 4,603

Cash and cash equivalents at beginning of period          --                    --
                                                   ---------             ---------
Cash and cash equivalents at end of period         $  14,296             $   4,603
                                                   =========             =========

ACQUISITIONS
Fair value of assets acquired                      $  41,865             $  36,870
Liabilities assumed                                   (1,502)               (5,262)
                                                   ---------             ---------
Cash paid                                          $  40,363             $  31,608
                                                   =========             =========

               See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001

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

2.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 was effective July 1, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules in SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

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

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121. SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect SFAS 144 to have a material effect on its results of operations or financial position.

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

SELMA BAPTIST HOSPITAL

         In July 2001, the Company acquired the assets and business of the 214-bed Selma Baptist Hospital in Selma, Alabama, for approximately $31.0 million, exclusive of working capital. To

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

finance the acquisition and the purchase of working capital, the Company borrowed $34.0 million under its revolving credit facility. The allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final appraisal. This is the Company's first Alabama hospital, allowing entrance into a new market. This acquisition, and the subsequent acquisition of the only other hospital in the area (see Note 9), will allow the Company to merge the two facilities, establishing a regional hospital that provides more intensive services to the large area it will serve.

ASHLAND REGIONAL MEDICAL CENTER

         In August 2001, the Company acquired the assets and business of the 126-bed Ashland Regional Medical Center in Ashland, Pennsylvania, for approximately $4.0 million, exclusive of working capital. To finance the acquisition and the purchase of working capital, the Company borrowed $4.7 million under its revolving credit facility. The allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final appraisal. This is the Company's first Pennsylvania hospital, and is the only hospital in the community. By bringing new services, updated facilities and additional highly qualified physicians to this community, the Company has the opportunity to make this hospital the leading provider of quality healthcare in the area.

         The following pro forma information reflects the operations of the entities acquired in 2001 and 2000, as if the respective transactions had occurred at the beginning of the periods presented (in thousands, except per share data):

                                                Three Months Ended                   Nine Months Ended
                                                   September 30,                       September 30,
                                           ----------------------------        ----------------------------
                                               2001             2000               2001              2000
                                           ----------        ----------        ----------        ----------
Net operating revenue                      $  133,954        $  132,196        $  406,049        $  397,811
Net income                                 $    6,626        $    4,038        $   21,341        $   12,355

Net income per common share:
  Basic                                          0.21              0.13              0.68              0.44
  Diluted                                        0.20              0.13              0.65              0.43

         The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions, in fact, occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

OTHER INFORMATION

         In accordance with its stated policy, management of the Company evaluated independently all acquisitions prior to July 1, 2001, to determine the appropriate amortization period for cost in excess of net assets acquired. Each evaluation included an analysis of factors such as historic and projected financial performance, evaluation of the estimated useful lives of buildings

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

and fixed within local markets, and lease terms where applicable. In accordance with SFAS No. 141 and No. 142, the acquisitions after June 30, 2001, were accounted for as purchase business combinations, and goodwill resulting from the acquisitions will not be amortized.

         The foregoing acquisitions were accounted for using the purchase method of accounting. The operating results of the acquired companies have been included in the accompanying consolidated statements of income from the respective dates of acquisition.

4.       LONG-TERM OBLIGATIONS

         Beginning March 31, 2001, the $295.0 million revolving credit facility was permanently reduced $25.0 million each quarter, leaving a remaining balance of $220.0 million on September 30, 2001. On November 13, 2001, the senior credit facility, including the revolving credit facility, was amended and restated (see note 9).

         At September 30, 2001, the Company had $60.7 million outstanding under its revolving credit facility and $117.9 million available, which includes availability under the end-loaded lease facility that can be converted to revolver availability at the Company's option.

5.       COMPREHENSIVE INCOME

         The following table presents the components of comprehensive income, net of related taxes (in thousands):

                                               Three Months Ended                    Nine Months Ended
                                                  September 30,                        September 30,
                                           ----------------------------        ----------------------------
                                             2001               2000              2001              2000
                                           ----------        ----------        ----------        ----------
Net income                                 $    6,895        $    5,398        $   23,135        $   16,185
Net change in fair value of interest
  rate swap                                      (602)               --              (874)               --
                                           ----------        ----------        ----------        ----------
Comprehensive income                       $    6,293        $    5,398        $   22,261        $   16,185
                                           ==========        ==========        ==========        ==========

6.       INCOME TAXES

         The income tax provision for the three and nine months ended September 30, 2001 and 2000, differs from the statutory income tax computation primarily due to permanent differences and the provision for state income taxes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

7.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                          --------------------------        --------------------------
                                                            2001             2000             2001             2000
                                                          ---------        ---------        ---------        ---------
Numerator:
  Net income                                              $   6,895        $   5,398        $  23,135        $  16,185
                                                          =========        =========        =========        =========

Denominator:
  Denominator for basic income per share--
    Weighted-average shares                                  31,540           30,624           31,308           27,914

Effective of dilutive securities--
  Employee stock options                                      1,687            1,481            1,356              987
                                                          ---------        ---------        ---------        ---------

Denominator for diluted income per share--
  Adjusted weighted average shares                           33,227           32,105           32,664           28,901
                                                          =========        =========        =========        =========

Basic net income per share                                $    0.22        $    0.18        $    0.74        $    0.58
                                                          =========        =========        =========        =========

Diluted net income per share                              $    0.21        $    0.17        $    0.71        $    0.56
                                                          =========        =========        =========        =========

         During the three-month period ended September 30, 2001, employees exercised options to acquire 157,272 shares of common stock at an average exercise price of $17.91 per share. During the nine-month period ended September 30, 2001, employees exercised options to acquire 542,936 shares of common stock at an average exercise price of $17.91 per share, and the Company issued 189,388 shares of common stock at a price of $10.77 per share under its Employee Stock Purchase Plan. There were 4% and 13% more diluted shares outstanding in the three and nine-month periods ended September 30, 2001, respectively.

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

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

GENERAL AND PROFESSIONAL LIABILITY RISKS

         Effective January 1, 2001, the Company purchased a professional liability claim reporting policy. This coverage is subject to a $50,000 deductible per occurrence and limited to an annual deductible cap of $500,000. The policy provides coverage up to $51,000,000 for claims incurred during the annual policy term. The Company subsequently purchased an unlimited claim reporting provision in the commercial insurance market to transfer risk for its professional liability, effective January 1, 2001.

LITIGATION

         The Company currently is, and from time to time is expected to be, subject to claims and suits arising in the ordinary course of business.

NET PATIENT SERVICE REVENUE

         Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the consolidated statements of income in the period in which revisions are made, and resulted in minimal adjustments for the three-month and nine-month periods ended September 30, 2001 and 2000.

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

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

9.       SUBSEQUENT EVENTS

On October 1, 2001, the Company acquired the assets and business of the 125-bed Vaughan Regional Medical Center ("Vaughan") in Selma, Alabama, for approximately $28.0 million, exclusive of working capital. To finance the acquisition, the Company borrowed $28.0 million under its revolving credit facility. On October 4, 2001, the Company acquired the assets and business of the 96-bed Medical Center of Southern Indiana ("Charlestown") in Charlestown, Indiana, for approximately $16.0 million, exclusive of working capital. To finance the acquisition, the Company borrowed $16.0 million under its revolving credit facility. In accordance with SFAS No. 141 and 142, the acquisitions will be accounted for as purchase business combinations, and any goodwill resulting from the acquisitions will not be amortized. The operating results of Vaughan and Charlestown will be included in the operations of the Company from the purchase dates forward.

         On October 10, 2001, the Company sold $172.5 million of Convertible Subordinated Notes due October 10, 2008. Net proceeds of approximately $166.4 million were used to reduce the outstanding balance on the revolving line of credit and for general corporate purposes, including acquisitions. The notes bear interest at 4 1/4 % per year, payable semi-annually on April 10 and October 10, beginning, April 10, 2002.

         On November 13, 2001, the Company entered into an amended and restated senior credit facility providing for loans and letters of credit availability in an aggregate amount of $250.0 million, including a revolving line of credit and an end-loaded lease facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following along with the Condensed Consolidated Financial Statements and accompanying notes.

OVERVIEW

         We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of September 30, 2001, we owned or leased 16 general acute care hospitals in 11 states with a total of 1,751 licensed beds, and managed 34 hospitals in 13 states, with a total of 2,727 licensed beds.

         Our owned and leased hospitals accounted for 97.2% and 96.3% of our net operating revenue in the three months ended September 30, 2001 and 2000, respectively, and 97.0% and 95.8% of our net operating revenue in the nine months ended September 30, 2001 and 2000, respectively.

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

         In April 2000, we acquired, through a long-term capital lease agreement, the assets and business of the 165-bed Bolivar Medical Center in Cleveland, Mississippi, from Bolivar County. Aggregate rental payments required under the forty-year lease total $26.4 million and were prepaid at the date of the acquisition. To finance the prepaid lease payment and the purchase of working capital, we borrowed $24.6 million under our revolving credit facility.

2001 Acquisitions

         In July 2001, we acquired the assets and business of the 214-bed Selma Baptist Hospital in Selma, Alabama, for approximately $31.0 million, exclusive of working capital. To finance the acquisition and the purchase of working capital, we borrowed $34.0 million under our revolving credit facility.

         In August 2001, we acquired the assets and business of the 126-bed Ashland Regional Medical Center in Ashland, Pennsylvania, for approximately $4.0 million, exclusive of working capital. To finance the acquisition and the purchase of working capital, we borrowed $4.7 million under our revolving credit facility.

         The acquisitions described above were accounted for as purchase business combinations, and the results of operations of the hospitals have been included in our results of operations from the purchase dates forward. The September 30, 2001 results include City of Ennis Hospital and Bolivar Medical Center for the entire period, Selma Baptist Hospital effective July 1, 2001 and Ashland Regional Medical Center effective August 16, 2001. The September 30, 2000 results include seven and one-half months of start-up operations for City of Ennis Hospital and five and one-half months of operations for Bolivar Medical Center.

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

Divestitures

         In October 2000, we sold substantially all of the assets of Ojai Valley Community Hospital, a 110-bed general acute-care facility located in Ojai, California, to the Ojai Valley Community Hospital Foundation. In December 2000, we completed the sale of substantially all of the assets of General Hospital, a 75-bed acute-care hospital located in Eureka, California, to St. Joseph Health System. The September 30, 2000 results include nine months of operations for the sold hospitals.

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

                                               Three Months Ended September 30,         Percentage
                                               --------------------------------     Increase(Decrease)
                                                   2001               2000          of Dollar Amounts
                                                 -------            -------         ------------------
Net operating revenue                              100.0%             100.0%              10.1%
Operating expenses (1)                             (83.1)             (83.4)               9.6
                                                 -------            -------

EBITDA (2)                                          16.9               16.6               12.5
Depreciation and amortization                       (5.8)              (5.4)              18.1
Interest                                            (2.1)              (3.3)             (27.9)
Other                                                 --               (0.1)            (106.6)
                                                 -------            -------

Income before income taxes                           9.0                7.8               26.6
Provision for income taxes                          (3.8)              (3.3)              25.1
                                                 -------            -------
Net income                                           5.2%               4.5%              27.7%
                                                 =======            =======

                                               Nine Months Ended September 30,          Percentage
                                               -------------------------------      Increase(Decrease)
                                                   2001               2000          of Dollar Amounts
                                               ------------       ------------      ------------------
Net operating revenue                              100.0%             100.0%               9.0%
Operating expenses (1)                             (81.7)             (82.4)               8.1
                                                 -------            -------

EBITDA (2)                                          18.3               17.6               12.9
Depreciation and amortization                       (5.6)              (5.6)               8.8
Interest                                            (2.0)              (3.8)             (43.0)
Other                                               (0.2)                --              133.6
                                                 -------            -------

Income before income taxes                          10.5                8.2               41.7
Provision for income taxes                          (4.4)              (3.5)              40.0
                                                 -------            -------
Net income                                           6.1%               4.7%              42.9%
                                                 =======            =======

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

SELECTED OPERATING STATISTICS - OWNED OR LEASED HOSPITALS

         The following table sets forth certain operating statistics for our company's owned or leased hospitals for each of the periods presented.

                                                      Three Months Ended                       Nine Months Ended
                                                          September 30,                          September 30,
                                               ---------------------------------       ---------------------------------
                                                    2001                2000               2001                 2000
                                               -------------       -------------       -------------       -------------
Consolidated Hospitals:
Number of hospitals at end of period                      16                  16                  16                  16
Licensed beds at end of period                         1,751               1,511               1,751               1,511
Beds in service at end of period                       1,530               1,401               1,530               1,401
Inpatient admissions                                  13,638              12,262              39,552              34,895
Patient days                                          59,025              55,928             169,825             162,034
Adjusted patient days                                 97,839              97,973             279,071             280,948
Average length of stay (days)                            4.3                 4.6                 4.3                 4.6
Occupancy rates (average licensed beds)                 36.6%               40.2%               35.5%               39.1%
Occupancy rates (average beds in service)               41.9%               43.4%               40.7%               42.2%

Gross inpatient revenue                        $ 157,215,349       $ 130,518,413       $ 454,540,055       $ 386,174,388
Gross outpatient revenue                         103,367,565          98,097,088         292,328,682         283,195,399

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Net operating revenue was $131.8 million for the three months ended September 30, 2001, compared to $119.7 million for the comparable period of 2000, an increase of $12.1 million or 10.1%. We divested two hospitals in the fourth quarter of 2000, which adversely impacted total revenue comparisons. Excluding those two hospitals from both quarters, net operating revenues increased 23% in the third quarter of 2001, compared to the same quarter in the prior year. Cost report settlements and the filing of cost reports resulted in minimal revenue adjustments for the three months ended September 30, 2001 and 2000. Net patient service revenue generated by hospitals owned during both periods increased $14.6 million, or 14.4%, resulting from inpatient volume increases, new services and price increases.

         Operating expenses were $109.5 million, or 83.1% of net operating revenue, for the three months ended September 30, 2001, compared to $99.9 million, or 83.4% of net operating revenue, for the comparable period of 2000. Salaries and benefits, as a percentage of revenue, increased to 39.1% for the three months ended September 30, 2001, compared to 38.0% in the third quarter of 2000, as a result of shifting expense from purchased services. The provision for doubtful accounts increased to 10.3% of net operating revenue in 2001 from 10.2% of net operating revenue in 2000.

         EBITDA was $22.3 million, or 16.9% of net operating revenue, for the three months ended September 30, 2001, compared to $19.8 million, or 16.6% of net operating revenue, for the comparable period of 2000, primarily as a result of improved operations at hospitals owned during both periods.

         Depreciation and amortization expense was $7.6 million, or 5.8% of net operating revenue, for the three months ended September 30, 2001, compared to $6.4 million, or 5.4% of net operating revenue for the comparable period of 2000. The increase in depreciation and amortization resulted primarily from capital expenditures at hospitals owned during both periods.

         Interest expense was $2.8 million for the three months ended September 30, 2001, compared to $3.9 million for the comparable period of 2000, a decrease of $1.1 million or 27.9%. This was a result of our using the net proceeds of the common stock offering in April 2000 to reduce the amount of indebtedness outstanding under the revolving credit facility. Also, proceeds from the sale of our 4 1/2% convertible subordinated notes in November 2000, were used to reduce the higher-rate amount of indebtedness outstanding under the revolving credit facility.

         Income before provision for income taxes was $11.9 million for the three months ended September 30, 2001, compared to $9.4 million for the comparable period of 2000, an increase of $2.5 million or 26.6%.

         Our provision for income taxes was $5.0 million for the three months ended September 30, 2001, compared to $4.0 million for the comparable period of 2000. These provisions reflect effective income tax rates of 42.0% for the 2001 period, compared to 42.5% for the 2000 period. As a result of the foregoing, our net income was $6.9 million, or 5.2% of net operating revenue, for the three months ended September 30, 2001, compared to $5.4 million, or 4.5% of net operating revenue for the comparable period of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net operating revenue was $377.7 million for the nine months ended September 30, 2001, compared to $346.6 million for the comparable period of 2000, an increase of $31.1 million or 9.0%. Excluding the two hospitals sold in the fourth quarter of 2000, net operating revenues increased 22% in the nine months ended September 30, 2001, compared to the same period of 2000. Cost report settlements and the filing of cost reports resulted in minimal revenue adjustments for the nine months ended September 30, 2001 and 2000. Net patient service revenue generated by hospitals owned during both periods increased $46.5 million, or 16.3%, resulting from inpatient volume increases, new services and price increases.

         Operating expenses were $308.7 million, or 81.7% of net operating revenue, for the nine months ended September 30, 2001, compared to $285.5 million, or 82.4% of net operating revenue, for the comparable period of 2000. The provision for doubtful accounts increased to 9.6% of net operating revenue in 2001 from 9.2% of net operating revenue in 2000.

         EBITDA was $69.0 million, or 18.3% of net operating revenue, for the nine months ended September 30 2001, compared to $61.1 million, or 17.6% of net operating revenue, for the comparable period of 2000, primarily as a result of improved operations at hospitals owned during both periods.

         Depreciation and amortization expense was $21.2 million, or 5.6% of net operating revenue, for the nine months ended September 30, 2001, compared to $19.5 million, or 5.6% of net operating revenue for the comparable period of 2000. The increase in depreciation and amortization resulted primarily from capital expenditures at hospitals owned during both periods.

         Interest expense was $7.6 million for the nine months ended September 30, 2001, compared to $13.3 million for the comparable period of 2000, a decrease of $5.7 million or 43.0%. This was a result of our using the net proceeds of the common stock offering in April 2000 to reduce the amount of indebtedness outstanding under the revolving credit facility. Also, proceeds from the sale of our 4 1/2% convertible subordinated notes were used to reduce the higher-rate amount of indebtedness outstanding under the revolving credit facility.

         Income before provision for income taxes was $39.9 million for the nine months ended September 30, 2001, compared to $28.2 million for the comparable period of 2000, an increase of $11.7 million or 41.7%.

         Our provision for income taxes was $16.8 million for the nine months ended September 30, 2001, compared to $12.0 million for the comparable period of 2000. These provisions reflect effective income tax rates of 42.0% for the 2001 period, compared to 42.5% for the 2000 period. As a result of the foregoing, our net income was $23.1 million, or 6.1% of net operating revenue, for the nine months ended September 30, 2001, compared to $16.2 million, or 4.7% of net operating revenue for the comparable period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, we had working capital of $89.7 million, including cash and cash equivalents of $14.3 million. The ratio of current assets to current liabilities was 2.6 to 1.0 at September 30, 2001, and 2.4 to
1.0 at December 31, 2000.

         Cash provided by operations was $37.6 million for the nine months ended September 30, 2001. Cash used in investing activities was $89.9 million for the nine months ended September 30, 2001, relating to capital expenditures and acquisitions. Net cash provided by financing activities was $66.6 million for the nine months ended September 30, 2001, primarily as a result of borrowings under our revolving credit facility and issuance of common stock through exercises of stock options and through the Employee Stock Purchase Plan.

         The allowance for doubtful accounts increased to $36.5 million at September 30, 2001, from $8.3 million at December 31, 2000, an increase of $28.2 million. The allowance for doubtful accounts as a percent of accounts receivable, net of contractuals, increased to 27.4% at September 30, 2001, compared to 8.5% at December 31, 2000. This is the result of a change in the timing of write-offs of fully-reserved patient accounts receivable to conform to industry practice. Accounts are now written off when they are returned from the collection agency, as opposed to the prior practice of writing off the account when it was sent to the collection agency. There has been no change in our policy related to the provision for bad debts.

         Total long-term obligations, less current maturities, increased to $217.4 million at September 30, 2001, from $162.1 million at December 31, 2000. The increase resulted primarily from additional borrowings under the revolving credit facility to fund acquisitions and for working capital, offset by capital lease payments.

         In October 2001, we sold $172.5 million of Convertible Subordinated Notes due October 10, 2008. Net proceeds of approximately $166.4 million were used to reduce the outstanding balance on the revolving line of credit and for general corporate purposes, including acquisitions. The notes are unsecured and bear interest at 4 1/4% per year, payable semi-annually on April 10 and October 10, beginning, April 10, 2002.

         In November 2001, we entered into an amended and restated senior credit facility providing for loans and letters of credit availability in an aggregate amount of $250.0 million, including a revolving line of credit and an end-loaded lease facility.

         We intend to acquire additional acute care facilities, and are actively seeking out such acquisitions. There can be no assurance that we will not require additional debt or equity financing for any particular acquisition. Also, we continually review our capital needs and financing opportunities and may seek additional equity or debt financing for our acquisition program or other needs.

         Capital expenditures, excluding acquisitions, for the nine months ended September 30, 2001 and 2000, were $49.5 million and $30.1 million, respectively, inclusive of construction projects. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2001 of approximately $59.9 million, exclusive of any acquisitions of businesses. Planned capital expenditures for 2001 consist principally of capital improvements to owned and leased hospitals. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 was effective July 1, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules in SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

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

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121. SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not expect SFAS 144 to have a material effect on our results of operations or financial position.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% - 75% of our debt at a fixed rate, either by borrowings on a long-term basis or entering into an interest rate swap. At September 30, 2001, approximately 100% of our outstanding debt and end-loaded lease facility amounts were effectively at a fixed rate. Our interest rate swap contract allows us to periodically exchange fixed rate and floating rate payments over the life of the agreement. Floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the interest rate swap was consummated. Our interest rate swap is a cash flow hedge, which effectively converts an aggregate notional amount of $28.5 million of floating rate borrowings to fixed rate borrowings at September 30, 2001. Our policy is not to hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. We are exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. We anticipate that the counterparty will fully satisfy its obligations under the contract.

GENERAL

         The Medicare program accounted for approximately 54.7% and 54.9% of hospital patient days for the three and nine-month periods ended September 30, 2001, respectively. The Medicaid programs accounted for approximately 19.0% and 18.4% of hospital patient days for the three and nine-month periods ended September 30, 2001, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

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

         We expect the industry trend in increased outpatient services to continue because of the increased focus on managed care and advances in technology. Outpatient revenue of our owned or leased hospitals was approximately 39.7% and 39.1% of gross patient service revenue for the three and nine-month periods ended September 30, 2001, respectively, compared to 42.9% and 42.3% of gross patient service revenue for the three and nine-month periods ended September 30, 2000.

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

         o fluctuations in the market value of our common stock or debt instruments;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the three and nine-month periods ended September 30, 2001, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2000. Our only derivative instrument relates to an interest rate swap agreement.

                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

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

            3.2      Amended and Restated Bylaws of Province Healthcare Company (b)

------------------

                  (a) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report filed on Form 10-Q, for the quarterly period ended September 30 2000, Commission File No. 0-23639.

                  (b) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 333-34421.

(b)      Reports on Form 8-K

         During the three months ended September 30, 2001, we filed the following reports on Form 8-K:

                  (i) Form 8-K, filed on July 9, 2001, with respect to the closing of the acquisition of Selma Baptist Hospital, the announcement of a definitive agreement to acquire Ashland Regional Medical Center and the announcement that Province entered into a letter of intent to acquire an additional hospital facility and that as of that date Province had three letters of intent outstanding.

                  (ii) Form 8-K, filed on August 24, 2001, with respect to the closing of the acquisition of Ashland Regional Medical Center in Ashland, Pennsylvania.

                  (iii) Form 8-K, filed on September 4, 2001, with respect to the announcement of a definitive agreement to acquire Vaughan Regional Medical Center in Selma, Alabama and the announcement that Province entered into a letter of intent to acquire an additional hospital.

                  (iv) Form 8-K, filed on September 17, 2001, with respect to the opening of Northeastern Nevada Regional Hospital and the announcement of a definitive agreement to acquire Lakewood Medical Center in Morgan City, Louisiana.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROVINCE HEALTHCARE COMPANY

Date: November 14, 2001                 By:   /s/ Brenda B. Rector
                                              -----------------------------
                                              Brenda B. Rector
                                              Vice President and Controller