Form 10-K
period 2001-12-31
PROVINCE HEALTHCARE CO
filed 2002-03-28
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2001 or

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates on March 1, 2002 (based upon the closing price of these shares of $27.28 per share on such date) was $865,078,099.

         As of March 1, 2002, 31,711,074 shares of the Registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference under Part III of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

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

- the financial condition of managed care organizations that pay us for healthcare services;

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

- changes in accounting principles generally accepted in the United States or in our critical accounting policies;

- changes in demographic, general economic and business conditions, both nationally and in the regions in which we operate; and

-        other risks described in this report.

         Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission, as well as the discussion of risks and uncertainties under the caption "Risk Factors" contained in our Registration Statement on Form S-3, filed with the Securities and Exchange Commission on December 20, 2001 (Commission File No. 333-75646), and any amendments to such registration statement. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here also could affect us adversely. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.  BUSINESS

OVERVIEW

         We own and operate acute care hospitals located in non-urban markets. We currently own or lease 19 general acute care hospitals in 11 states with a total of 2,156 licensed beds. Our objective is to be the primary provider of quality healthcare services in the selected non-urban markets that we serve. We target hospitals for acquisition that are the sole or a primary provider of healthcare in the non-urban communities that they serve. After acquiring a hospital, we implement a number of strategies designed to improve financial performance. These strategies include improving hospital operations, expanding the breadth of services and recruiting physicians to increase market share.

WHAT WE DO

         Our general acute care hospitals typically provide a full range of services commonly available in hospitals, such as internal medicine, general surgery, cardiology, oncology, orthopedics, obstetrics, rehabilitation, subacute care, as well as diagnostic and emergency services. Our hospitals also generally provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy, home healthcare and physical therapy. In addition, certain of our general acute care hospitals have a limited number of licensed psychiatric beds. We provide capital resources and make available a variety of management services to our owned and leased hospitals. In addition, we provide management services to 35 primarily non-urban hospitals that we do not own or lease in 13 states with a total of 2,776 licensed beds. For the year ended December 31, 2001, our owned and leased hospitals accounted for 97.0% of our net operating revenue.

THE NON-URBAN HEALTHCARE MARKET

         According to 2000 U.S. Census Bureau statistics, over one-third of the people in the United States live in counties with a population of less than 150,000. In these non-urban areas, hospitals are typically the primary resource for healthcare services, and in many cases the local hospital is the only provider of acute care services. According to the American Hospital Association, as of March 2, 2002, there were approximately 2,200 non-urban hospitals in the country. Of those, approximately 1,100 hospitals meet our acquisition criteria described below.

         We believe that non-urban areas are attractive markets in which to operate hospitals. Because non-urban service areas have smaller populations, only one or two hospitals are generally located in each market. We believe the size and demographic characteristics of non-urban markets and the relative strength of the local hospital also make non-urban markets less attractive to health maintenance organizations, other forms of managed care, and alternate site providers, such as outpatient surgery, rehabilitation or diagnostic imaging providers.

         We believe that a significant opportunity for consolidation exists in the non-urban healthcare market. Despite the attractive characteristics of these markets for healthcare service providers, many not-for-profit and governmental operators of non-urban hospitals are under increasing pressure due to capital constraints, limited management resources and the challenges of managing in a complex healthcare regulatory environment. This combination of factors often causes these operators to limit the range of services offered through their non-urban hospitals. As a result, patients, by choice or physician direction, may obtain care outside of the community. This out-migration often leads to deteriorating operating performance at the hospital, further limiting its ability to address the issues that initially led to these pressures. As a result of these pressures, not-for-profit and governmental hospitals increasingly are selling or leasing these hospitals to companies, like us, that have greater financial and management resources, coupled with proven operating strategies, to help serve the community better.

BUSINESS STRATEGY

         The key elements of our business strategy are to:

         Acquire Hospitals in Attractive Non-Urban Markets. We seek to acquire hospitals that are the sole or a primary provider of healthcare services in their markets and that present the opportunity to increase profitability and local market share. We believe that approximately 1,100 non-urban hospitals in the United States meet our acquisition criteria, and our goal is to acquire two to four of these hospitals each year.

         Improve Hospital Operations. Following the acquisition of a hospital, we augment local management with appropriate operational and financial managers and install our standardized information system. Using demonstrated best practices, the local management team implements expense controls, manages staffing levels according to patient volumes, reduces supply costs by requiring strict compliance with our supply arrangements and often renegotiates vendor contracts. By implementing this strategy, we seek to improve operating performance at each of the hospitals we acquire.

         Expand Breadth of Services to Increase Market Share and Reduce Patient Out-migration. We seek to provide additional healthcare services and programs in response to community needs. These services may include specialty inpatient, outpatient and rehabilitation services. We also may make capital investments in technology and physical plant to improve both the quality of healthcare and the reputation of the hospital in the community. By providing a broader range of services in a more attractive setting, we encourage residents in our markets to seek care in our hospitals, thereby reducing patient out-migration and increasing hospital revenues.

         Recruit and Retain Physicians. We believe that recruiting physicians into local communities and retaining their services at our hospitals are key to increasing the quality of healthcare and breadth of available services. We work with the local hospital board, management and medical staff to determine the number and type of additional physicians needed in the community. Our corporate physician recruiting staff then assists the local management team in identifying and recruiting specific physicians to the community to meet those needs. We recruited 49, 60 and 58 new physicians, respectively, during 1999, 2000, and 2001. Approximately 50% of the physicians recruited during the last three years have been primary care physicians and approximately 50% have been specialty-care physicians. In addition, we have recruited 44 new physicians to join our hospital staffs in 2002 and 2003. We believe that expansion of services in our hospitals should assist in future physician recruiting efforts.

ACQUISITION PROGRAM

         We proactively identify acquisition targets in addition to responding to requests for proposals from entities that are seeking to sell or lease hospitals. We also seek to acquire selected hospitals to which we currently provide contract management services. We identify attractive markets and hospitals and initiate meetings with hospital systems to discuss acquiring non-urban hospitals or operating them through a joint venture.

         We believe that it generally takes six to 12 months from a hospital owner's decision to accept an offer until the consummation of a sale or lease. After a potential acquisition has been identified, we undertake a systematic approach to evaluating and closing the transaction. We begin the acquisition process with a thorough due diligence review of the target hospital and its community. We use our dedicated teams of experienced personnel to conduct a formalized review of all aspects of the target's operations, including Medicare reimbursement, purchasing, fraud and abuse compliance, litigation, capital requirements and environmental issues. During the course of our due diligence review, we prepare an operating plan for the target hospital, identify opportunities for operating efficiencies and physician recruiting needs, and assess productivity and management information systems. Throughout the process, we work closely with community leaders in order to enhance both the community's understanding of our philosophy and abilities and our knowledge of the needs of the community.

         From time to time, we enter into letters of intent with acquisition targets in connection with our evaluation of a potential acquisition. Such letters of intent generally are executed prior to the commencement of due diligence undertaken during the evaluation process. In addition to due diligence, proposed transactions to acquire hospitals for which we have signed a letter of intent are subject to numerous conditions and contingencies, including internal approvals of both our company and the target companies, receipt of regulatory approvals, receipt of attorney general approval, resolution of legal and equitable matters relating to continuation of labor agreements, supply and service agreements and preparation and negotiation of documentation. In addition, our letters of intent generally provide that they may be terminated by either party without cause. Accordingly, we cannot assure you that any such proposed transaction for which we have signed a letter of intent will occur, or if it occurs, we cannot predict the values or condition of the assets that may be acquired, the purchase price of such assets or the terms of their acquisition.

         The acquisition of non-urban hospitals is competitive, and we believe that the acquirer will be selected for a variety of reasons, not exclusively on the basis of price. We believe that we are well positioned to compete for acquisitions for several reasons. First, our management team has extensive experience in acquiring and operating previously under-performing non-urban hospitals. Second, we benefit from access to capital, strong financial and operating systems, a national purchasing organization and training programs. Third, we believe our strategy of increasing access to, and quality of, healthcare in the communities served by our hospitals aligns our interests with those of the communities. Finally, we believe that the alignment of interests with the community, our reputation for providing market-specific, quality healthcare, and our focus on physician recruiting and retention enables us to compete successfully for acquisitions.

HOSPITAL OPERATIONS

         Following the acquisition of a hospital, we implement our systematic policies and procedures to improve the hospital's operating and financial performance. We implement an operating plan designed to reduce costs by improving operating efficiency and increasing revenue through the expansion of the breadth of services offered by the hospitals and the recruitment of physicians to the community. We believe that the long-term growth potential of a hospital is dependent on that hospital's ability to add appropriate healthcare services and effectively recruit and retain physicians.

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

         The local management team is responsible for the day-to-day operations of the hospitals. Our corporate staff provides support services to each hospital, including physician recruiting, corporate compliance, reimbursement advice, standardized information systems, human resources, accounting, cash management and other finance activities, tax and insurance support. Financial controls are maintained through utilization of standardized policies and procedures. We promote communication among our hospitals so that local expertise and improvements can be shared throughout our network.

         To achieve the operating efficiencies set forth in the operating plan, we do the following:

-        evaluate existing hospital management;

- adjust staffing levels according to patient volumes using best demonstrated practices by department;

-        install a standardized management information system;

- capitalize on purchasing efficiencies and renegotiate certain vendor contracts; and o improve billings and collections policies and procedures.

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

EXPANSION OF SERVICES

         As part of our efforts to improve access to quality healthcare in the communities we serve, we add services at our hospitals on an as-needed basis. Added services and care programs may include specialty inpatient services, such as cardiology, rehabilitation and subacute care, and outpatient services such as same-day surgery. We believe the establishment of quality emergency room departments, obstetrics and gynecological services are particularly important because they are often the most visible and needed services provided to the community. We also make capital investments in technology and facilities to increase the quality and breadth of services available in the communities. By increasing the services provided at our hospitals and upgrading the technology used in providing such services, we believe that we improve each hospital's quality of care and reputation in the community, which in turn may increase patient census and revenue.

PHYSICIAN RECRUITMENT

         We work with local hospital boards, management and medical staff to determine the number and type of additional physicians needed in the community. Our corporate staff then assists the local management team in identifying and recruiting specific physicians to the community to meet those needs. The majority of physicians who relocate their practices to the communities served by our hospitals are identified by our internal physician recruiting staff, which is supplemented by the efforts of independent recruiting firms. When recruiting a physician to a community, we generally guarantee the physician a minimum level of cash collections during a limited initial period and assist the physician with his or her transition to the community. We require the physician to repay some or all of the amounts expended for such assistance in the event the physician leaves the community prior to the end of the contract period. We prefer not to employ physicians; therefore, recruited physicians generally do not become our employees.

OWNED AND LEASED HOSPITALS

         We currently own or lease 19 general acute care hospitals in Alabama, Arizona, California, Colorado, Florida, Indiana, Louisiana, Mississippi, Nevada, Pennsylvania and Texas, with a total of 2,156 licensed beds. Of our 19 hospitals, 18 are the only providers of acute care services in their communities. The owned or leased hospitals represented 97.0% of our net operating revenue for the year ended December 31, 2001, compared to 96.0% for the year ended December 31, 2000, and 94.2% for the year ended December 31, 1999.

         Our hospitals offer a wide range of inpatient medical services such as operating/recovery rooms, intensive care units, diagnostic services and emergency room services, as well as outpatient services such as same-day surgery, radiology, laboratory, pharmacy and physical therapy. Our hospitals frequently provide specialty services that include rehabilitation and home healthcare. Our hospitals currently do not provide highly specialized surgical services such as organ transplants and open heart surgery and are not engaged in extensive medical research or educational programs.

         The following table sets forth certain information with respect to each of our owned or leased hospitals as of March 1, 2002.

                                                                                                                           DATE
         HOSPITAL                                                          LICENSED BEDS         OWNED/ LEASED           ACQUIRED
         --------                                                          -------------         -------------           --------
         Ashland Regional Medical Center .....................                 126(1)               Owned               Aug. 2001
             Ashland, Pennsylvania
         Bolivar Medical Center...............................                 165(2)               Leased              Apr. 2000
             Cleveland, Mississippi
         Colorado Plains Medical Center.......................                  50                  Leased(3)           Dec. 1996
             Fort Morgan, Colorado
         Colorado River Medical Center........................                  53                  Leased(4)           Aug. 1997
             Needles, California
         Doctors' Hospital of Opelousas.......................                 165                  Owned               Jun. 1999
             Opelousas, Louisiana
         Ennis Regional Medical Center........................                  45                  Leased(5)           Feb. 2000
             Ennis, Texas
         Eunice Community Medical Center......................                  91                  Leased(6)           Feb. 1999
             Eunice, Louisiana
         Glades General Hospital..............................                  73                  Owned               Apr. 1999
             Belle Glade, Florida
         Havasu Regional Medical Center.......................                 138                  Owned               May 1998
             Lake Havasu City, Arizona
         Medical Center of Southern Indiana...................                  96                  Owned               Oct. 2001
             Charlestown, Indiana

                                                                                                                           DATE
         HOSPITAL                                                          LICENSED BEDS         OWNED/ LEASED           ACQUIRED
         --------                                                          -------------         -------------           --------
         Minden Medical Center................................                 159                  Owned               Oct. 1999
             Minden, Louisiana
         Northeastern Nevada Regional Hospital (7)............                  75                  Owned               Jun. 1998
             Elko, Nevada
         Palestine Regional Medical Center(8).................                 250                  Owned(9)            July 1996
             Palestine, Texas
         Palo Verde Hospital..................................                  51                  Leased(10)          Dec. 1996
             Blythe, California
         Parkview Regional Hospital...........................                  59                  Leased(11)          Dec. 1996
             Mexia, Texas
         Selma Regional Medical Center (14) ..................                 214                  Owned               July 2001
              Selma, Alabama
         Starke Memorial Hospital.............................                  53                  Leased(12)          Oct. 1996
             Knox, Indiana
         Teche Regional Medical Center .......................                 168                  Leased(13)          Dec. 2001
             Morgan City, Louisiana
         Vaughan Regional Medical Center (14) ................                 125                    Owned             Oct. 2001
             Selma, Alabama

                 Total licensed beds..........................               2,156

-----------------

(1)      Includes 40 dually licensed skilled nursing and long-term care beds.

(2) Includes 24 skilled nursing beds but excludes 35 long-term care beds. The lease expires in April 2040.

(3) The lease expires in April 2014, and is subject to a five-year renewal term. We have a right of first refusal to purchase the hospital.

(4) The lease expires in July 2012, and is subject to three five-year renewal terms. We have a right of first refusal to purchase the hospital.

(5) The lease expires in February 2030, and is subject to three 10-year renewal terms at our option.

(6) The lease expires in June 2008, and is subject to a five-year renewal option.

(7) This newly-constructed 75-bed, 125,000 square foot hospital replaced the old 50-bed Elko General Hospital in September 2001.

(8) We initially acquired Memorial Mother Frances Hospital in July 1996. In October 1999, we completed the acquisition of Trinity Valley Medical Center, which is also located in Palestine, Texas. With the completion of the acquisition, we changed the name of Trinity Valley Medical Center to Palestine Regional Medical Center and we changed the name of Memorial Mother Frances Hospital to Palestine Regional Medical Center - West Campus. We operate each as a single hospital with two campuses.

(9) The hospital is owned by a partnership in which a subsidiary of ours is the sole general partner, with a 1.0% general partnership interest, and another subsidiary of ours has a limited partnership interest of 96.35%, subject to an option by the other non-affiliated limited partner (which currently owns a 2.65% interest) to acquire up to 10% of the total limited partnership interests.

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

(13) On December 7, 2001, we completed the acquisition, through a long-term lease, of Lakewood Medical Center. With the completion of the acquisition, we changed the name of the hospital to Teche Regional Medical Center. The term of the lease expires in December 2041.

(14) We acquired Selma Regional Medical Center, formerly known as Selma Baptist Medical Center, located in Selma, Alabama, in July 2001. In October 2001, we acquired Vaughan Regional Medical Center, which is also located in Selma, Alabama, approximately four miles from Selma Baptist. In April 2002, we will consolidate the operations of Selma Regional Medical Center with Vaughan Regional Medical Center, and form one regional hospital with two campuses. Upon completion of the consolidation, we will change the name of Selma Regional Medical Center to Vaughan Regional Medical Center - Parkway Campus, and we will change the name of Vaughan Regional Medical Center to Vaughan Regional Medical Center - Dallas Avenue Campus.

         Ashland Regional Medical Center is a general acute care facility with 126 beds located in Ashland, Pennsylvania, approximately 110 miles northwest of Philadelphia, Pennsylvania. Ashland, Pennsylvania has a service area population of approximately 65,000. The nearest competitor of Ashland Regional Medical Center is Regional Medical Center in Pottsville, Pennsylvania, located 20 miles from Ashland.

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

         Colorado Plains Medical Center is a 50-bed general acute care facility located in Fort Morgan, Colorado, approximately 70 miles from Denver. Fort Morgan is an agricultural-based community with an estimated 12,000 residents and an estimated service area population of 43,000. The original hospital was built in 1952. The hospital is the only rural-based level III trauma center in Colorado, and one of only 10 such rural centers in the United States. The hospital's major competition comes from the 276-bed Northern Colorado Medical Center located in Greeley, Colorado, which is about 45 miles west of Colorado Plains. East Morgan County Hospital, located nine miles away in Brush, Colorado, is the closest hospital to Colorado Plains and offers only limited services. Both of these competing hospitals are owned by the Lutheran Health System.

         Colorado River Medical Center is a 53-bed general acute care facility located in Needles, California, approximately 100 miles southwest of Las Vegas, Nevada. The hospital, established in 1974, previously was owned by the City of Needles. Colorado River Medical Center is the only hospital serving a community base of approximately 20,000 people. Colorado River Medical Center has no significant in-market competition, but does suffer limited out-migration to a major university medical center in Loma Linda, California. Another competitor is Bullhead Community Hospital, located 22 miles away, which serves the Laughlin, Nevada and Bullhead City, Arizona areas.

         Doctors' Hospital of Opelousas is a 165-bed general acute care facility, located in Opelousas, Louisiana, approximately 21 miles east of Eunice, Louisiana, where Province operates a 91-bed healthcare facility and approximately 22 miles north of Lafayette, Louisiana. Opelousas is the parish seat with a population of approximately 21,000 in the city of Opelousas and approximately 100,000 residents of the St. Landry Parish. The primary competition for Doctors' Hospital of Opelousas is the 134-bed Opelousas General Hospital, a county owned not-for-profit facility located approximately five miles from Doctors' Hospital of Opelousas. We completed a $3.0 million 32-bed addition to the hospital in April 2000.

         Ennis Regional Medical Center is a 45-bed general acute care facility located in Ennis, Texas, approximately 35 miles southeast of Dallas. Established in the mid-1950's, the hospital is owned by the City of Ennis. The acute care facility is the only hospital serving the Ennis community, which has a total service area population of approximately 85,000 people. The nearest competitor is the 73-bed Baylor HealthCare System Waxahachie Hospital, located 17 miles from Ennis.

         Eunice Community Medical Center is a 91-bed general acute care facility located in Eunice, Louisiana. Eunice, Louisiana is a community of approximately 20,000 people, located approximately 50 miles northwest of Lafayette. The total service area consisting of St. Landry Parish has a population of approximately 100,000. We entered into a 10-year lease with a 5-year renewal option on the facility. The hospital is located 21 miles from Opelousas General Hospital, a 133-bed facility, which we own. We must construct a replacement facility, at such time as the hospital reaches pre-determined operating levels. The lease will terminate at the time the replacement facility commences operations. Eunice Community Medical Center competes with Savoy Medical Center located in Mamou, Louisiana, approximately 15 miles north of Eunice.

         Glades General Hospital is a 73-bed general acute care facility serving the residents of Western Palm Beach, Hendry and Glades counties and is located 45 miles west of West Palm Beach on the southeast corner of Lake Okeechobee. Belle Glade, Florida has a service area population of 36,000. The nearest competitor is Columbia Palms West, located 30 miles away in Loxahatchee, Florida. We believe this market presents a solid growth opportunity for the hospital and the potential to open an emergency care clinic in the Pahokee market.

         Havasu Regional Medical Center is a 138-bed general acute care facility providing healthcare services for a population of over 41,000, primarily in the Lake Havasu City, Arizona area. Lake Havasu City is on the shore of Lake Havasu on the Colorado River border of California and Arizona. It is now the major population center of southern Mohave County, one of the fastest growing counties in the United States. We acquired the facility in May 1998 from the Samaritan Health System, a Phoenix, Arizona, based not-for-profit healthcare system. Lake Havasu City has a service area population of 127,000 residents in the rapidly growing Colorado River basin. We completed construction of a $26.0 million ancillary expansion in February, 2002. The nearest competitor is Kingman Regional Medical Center in Kingman, Arizona, which is approximately 60 miles from Havasu Regional Medical Center.

         Medical Center of Southern Indiana is a 96-bed general acute care facility located in Charlestown, Indiana. Charlestown, Indiana is located approximately 16 miles northwest of Louisville, Kentucky, and has a service area population of approximately 48,000. Medical Center of Southern Indiana is the only hospital in the community. The hospital's nearest competitor is Clark Memorial in Jeffersonville, Indiana, which is located approximately 20 miles from Medical Center of Southern Indiana.

         Minden Medical Center is a 159-bed general acute care facility located in Minden, Louisiana. Minden, Louisiana is approximately 28 miles from Shreveport and has a service area population of approximately 64,000. We acquired the facility in October 1999, along with Trinity Valley Medical Center, from Tenet Healthcare Corporation. The hospital's nearest competitors are the Willis-Knight Medical Center and Bossier Medical Center, which are both located in Shreveport.

         Northeastern Nevada Regional Hospital, which opened in September 2001 as a replacement to Elko General Hospital, is a newly-constructed, 75-bed general acute care facility located in Elko, Nevada. Elko, Nevada is located 237 miles west of Salt Lake City, Utah, 295 miles northeast of Reno and 475 miles north of Las Vegas. Elko County's population is approximately 55,000, with the primary population base residing in the City of Elko. Originally constructed as a 20-bed hospital in 1920, Elko General Hospital grew and expanded with the community, undergoing two major renovations in 1958 and 1976. The nearest competitors are in Salt Lake City, Utah.

         Palestine Regional Medical Center is a two-campus, 250-bed general acute care facility located in Palestine, Texas. Palestine, a community of approximately 19,000 residents, is located 50 miles south of Tyler, Texas and is roughly equidistant from Dallas and Houston. The total service area population for the hospital, which includes Anderson and eight surrounding counties, is estimated at 104,000 people. The main campus is comprised of the former Trinity Valley Medical Center, a 153-bed facility that we acquired in October 1999 from Tenet Healthcare Corporation. The West campus is comprised of the former Memorial Mother Frances Hospital, a 97-bed acute care facility also located in Palestine, which we have owned since 1996. Palestine Regional Medical Center competes indirectly with two other hospitals, Mother Frances Hospital Regional HealthCare Center and East Texas Medical Center, both in Tyler, Texas.

         Palo Verde Hospital is a 51-bed general acute care facility located in Blythe, California, which is in southeast California on the Arizona border. The hospital is located in a community with a stable population of 20,000; however, the population increases significantly during the winter months due to a seasonal influx of retirees. The nearest competitor is Parker Hospital in Parker, California, which is approximately 45 miles from Palo Verde Hospital.

         Parkview Regional Hospital is a 59-bed acute care facility located in Mexia, Texas, approximately 85 miles south of Dallas, Texas. Parkview's primary service area includes Mexia and the surrounding Limestone County, as well as Freestone, Leon, and Hill counties. Mexia is the area's largest city with a population of 7,000 people. The service area of the hospital includes approximately 50,000 residents. Brim Hospitals, Inc. acquired the hospital through a long-term lease in February 1996. Parkview Regional Hospital is the only hospital in the community, but experiences competition from Waco hospitals, about 40 miles to the west.

         Starke Memorial Hospital is a 53-bed general acute care facility in Knox, Indiana, a community located approximately 50 miles from South Bend. The town of Knox has a population of approximately 8,000, and the population of Starke County is estimated to be 23,000. The hospital's total service area, including the surrounding counties, is approximately 35,000. Established in 1952, the hospital had been owned by Starke County until Province purchased it in October 1996. The nearest competing hospitals are the 36-bed St. Joe Marshall County Hospital, which is located 18 miles east in Plymouth, Indiana, and the 307-bed Porter Memorial Hospital, which is located 32 miles away in Valparaiso, Indiana.

         Teche Regional Medical Center is a general acute care facility with 168 beds located in Morgan City, Louisiana, approximately 67 miles south of Baton Rouge, Louisiana. The hospital has a service area of approximately 82,000 people. We acquired the hospital through a long-term lease in December 2001. Teche Regional Medical Center is the only hospital in the community it serves. The hospital's nearest competitor is Thibodeaux Regional Medical Center located approximately 30 miles away in Thidodeaux, Louisiana.

         Vaughan Regional Medical Center and Selma Regional Medical Center located in Selma, Alabama, will be consolidated in April 2002 into a two-campus, 214-bed general acute care facility. Selma, which has a service area population of approximately 90,000, is located approximately 50 miles west of Montgomery, Alabama and 97 miles south of Birmingham, Alabama. The Parkway Campus will be comprised of the former Selma Regional Medical Center that we acquired from Baptist Health of Montgomery, Alabama in July 2001. The Dallas Avenue Campus will be comprised of the former Vaughan Regional Medical Center, that we acquired from Vaughan Regional Medical Center, Inc. in October 2001. The two campuses are located approximately four miles from each other. The hospital's nearest competitor is Baptist Medical Center, located approximately 48 miles away in Montgomery, Alabama.

RECENT ACQUISITION AGREEMENTS

         On March 14, 2002, we entered into a definitive agreement to acquire substantially all of the assets of Los Alamos Medical Center in Los Alamos, New Mexico. Los Alamos is located approximately 96 miles north of Albuquerque and 40 miles west of Santa Fe. The hospital is licensed for 47 acute care beds, has a service area population of approximately 50,000 and has current annual revenues of approximately $31.5 million. It is anticipated that the acquisition will close in the second quarter of 2002, subject to customary closing conditions and regulatory approvals, including the approval of the transaction by the Attorney General of New Mexico.

         On March 18, 2002, we entered into a definitive agreement to acquire Memorial Hospital of Martinsville and Henry County in Martinsville, Virginia. Martinsville is located approximately 50 miles south of Roanoke, Virginia. The hospital is licensed for 237 acute care beds, has a service area population in excess of 100,000 and has current annual revenues of approximately $80.3 million. It is anticipated that the acquisition will close in the second quarter of 2002, subject to customary closing conditions and regulatory approvals, including approval of the transaction by the Attorney General of the Commonwealth of Virginia.

OPERATING STATISTICS

         The following table sets forth certain operating statistics for our owned or leased hospitals for each of the periods presented.

                                                                                 YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------------
                                                             1997           1998           1999           2000          2001
                                                          ---------      ---------      ---------      ---------      ---------
Hospitals owned or leased at end of period ..........             8             10             14             14             19
Licensed beds (at end of period) ....................           570            723          1,282          1,326          2,136
Beds in service (at end of period) ..................           477            647          1,186          1,228          1,899
Admissions ..........................................        15,142         21,538         32,509         47,971         55,937
Average length of stay (days)(1) ....................           5.6            5.2            4.8            4.5            4.3
Patient days ........................................        84,386        110,816        156,846        216,663        241,967
Adjusted patient days(2) ............................       149,567        195,998        273,394        372,352        397,577
Occupancy rate (% of licensed beds)(3) ..............          40.6%          42.0%          33.4%          44.6%          31.0%
Occupancy rate (% of beds in service)(4) ............          48.5%          46.9%          36.2%          48.0%          34.9%
Net patient service revenue (in thousands) ..........     $ 149,296      $ 217,364      $ 323,319      $ 445,772      $ 509,061
Gross outpatient service revenue (in thousands) .....     $ 110,879      $ 161,508      $ 257,248      $ 377,663      $ 410,785

-----------------

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

SOURCES OF REVENUE

         We receive payments for patient care from private insurance carriers, federal Medicare programs for elderly and disabled patients, health maintenance organizations, preferred provider organizations, state Medicaid programs, TriCare (formerly known as the Civilian Health and Medical Program of the Uniformed Services, or CHAMPUS), and from employers and patients directly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The following table sets forth the percentage of the patient days of our owned or leased hospitals from various payors for the periods indicated. The data for the periods presented are not strictly comparable because of the significant effect that acquisitions have had on us. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------------------
SOURCE                                                           1997          1998          1999          2000          2001
------                                                          ------        ------        ------        ------        ------
Medicare ................................................         60.3%         57.8%         56.3%         56.1%         54.8%
Medicaid ................................................         13.1          11.1          12.4          17.9          18.9
Private and other sources ...............................         26.6          31.1          31.3          26.0          26.3
                                                                ------        ------        ------        ------        ------
    Total ...............................................        100.0%        100.0%        100.0%        100.0%        100.0%
                                                                ======        ======        ======        ======        ======

         All percentages in the table above exclude the 66-bed skilled nursing facility at Ojai Valley Community Hospital, which we sold in October, 2000. Substantially all of the patient days at the Ojai Valley skilled nursing facility were provided by Medicaid.

MANAGEMENT INFORMATION SYSTEMS

         Following the acquisition of a hospital, we implement our systematic procedures to improve the hospital's operating and financial performance. One of our first steps is to convert the newly-acquired hospital to our broad based management information system. Our hospital management information system contains the primary software required to run an entire hospital, bundled into one software package. This software includes features such as a general ledger, patient accounting, billing, accounts receivable, payroll, accounts payable and pharmacy. Our goal is to convert an acquired hospital to our management information system within sixty days from the date of the acquisition.

QUALITY ASSURANCE

         Our hospitals implement quality assurance procedures to monitor the level of care. Each hospital has a medical director who supervises and is responsible for the quality of medical care provided. In addition, each hospital has a medical advisory committee comprised of physicians who review the professional credentials of physicians applying for medical staff privileges at the hospital. Medical advisory committees also review and monitor surgical outcomes along with procedures performed and the quality of the logistical, medical and technological support provided to the physician. We survey all of our patients either during their stay at the hospital or subsequently by mail to identify potential areas of improvement. All of our hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations.

REGULATORY COMPLIANCE PROGRAM

         We maintain a corporate-wide compliance program. Our compliance program focuses on all areas of regulatory compliance, including physician recruitment, reimbursement and cost reporting practices, laboratory and home healthcare operations. Each of our hospitals designates a compliance officer and undergoes an annual risk assessment to determine potential risk issues and develop plans to correct problems should they arise. In addition, all of our employees are given a thorough introduction to our ethical and compliance guidelines, as well as a guide to the proper resources to address any concerns that may arise. We also conduct annual training to re-emphasize our established guidelines. We regularly monitor corporate compliance programs to respond to developments in healthcare regulation and the industry. We also maintain a toll-free hotline to permit employees to report compliance concerns on an anonymous basis. In addition, the hotline is a method of obtaining answers to questions of compliance encountered during the day-to-day operation of a facility.

MANAGEMENT AND PROFESSIONAL SERVICES

         Brim Healthcare, Inc., a wholly owned subsidiary, provides management services to 35 primarily non-urban hospitals in 13 states with a total of 2,776 licensed beds. These services are provided for a fixed monthly fee under three to seven-year contracts. Brim Healthcare, Inc. generally provides a chief executive officer, who is an employee of Brim Healthcare, Inc., and may also provide a chief financial officer. Brim Healthcare, Inc. typically does not employ other hospital personnel. Management services typically are limited to strategic planning, operational consulting and assistance with Joint Commission on Accreditation of Healthcare Organizations accreditation and compliance. To further promote compliance, Brim Healthcare, Inc. requires that each of the hospitals that it manages have a compliance officer. In addition, to assist hospitals and community healthcare, Brim Healthcare, Inc. sometimes establishes regional provider networks. We believe that Brim Healthcare, Inc.'s contract management business provides a competitive advantage in identifying and developing relationships with suitable acquisition candidates and in understanding the local markets in which such hospitals operate. This subsidiary represented less than 3.0% of the net operating revenue for the year ended December 31, 2001 and 4.0% of the net operating revenue for the year ended December 31, 2000.

COMPETITION

         The primary bases of competition among hospitals in non-urban markets are the quality and scope of medical services, strength of referral network, location, and, to a lesser extent, price. With respect to the delivery of general acute care services, most of our hospitals face less competition in their immediate patient service areas than would be expected in larger communities. While our hospitals are generally the primary provider of healthcare services in their respective communities, our hospitals face competition from larger tertiary care centers and, in some cases, other non-urban hospitals. Some of the hospitals that compete with us are owned by governmental agencies or not-for-profit entities supported by endowments and charitable contributions, and can finance capital expenditures on a tax-exempt basis.

         One of the most significant factors in the competitive position of a hospital is the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital that we operate, our hospitals seek to retain physicians of varied specialties on the hospitals' medical staffs and to recruit other qualified physicians through our in-house recruiting department. We believe physicians refer patients to a hospital primarily on the basis of the quality of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital's facilities, equipment and employees. Accordingly, we strive to maintain high ethical and professional standards and quality facilities, equipment, employees and services for physicians and their patients.

         Another factor in the competitive position of a hospital is the management's ability to negotiate service contracts with purchasers of group healthcare services. Health maintenance organizations and preferred provider organizations attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals' established charges. In addition, employers and traditional health insurers increasingly are interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete on the basis of market reputation, geographic location, quality and range of services, quality of the medical staff, convenience and price for service contracts with group healthcare service purchasers. The importance of obtaining contracts with managed care organizations varies from market to market, depending on the market strength of such organizations. Managed care contracts generally are less important in the non-urban markets served by us than they are in urban and suburban markets where there is typically a higher level of managed care penetration.

         State certificate of need laws, which place limitations on a hospital's ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Four states in which we operate, Alabama, Florida, Mississippi and Nevada, currently have certificate of need laws. The application process for approval of covered services, facilities, changes in operations and capital expenditures is, therefore, highly competitive. In those states that have no certificate of need laws or that set relatively high thresholds before expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending may be more prevalent. We have not experienced, and do not expect to experience, any material adverse effects from state certificate of need requirements or from the imposition, elimination or relaxation of such requirements. See "Item 1. Business - Healthcare Regulation and Licensing."

         We, and the healthcare industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payors. As both private and government payors reduce the scope of what may be reimbursed and reduce reimbursement levels for what is covered, federal and state efforts to reform the healthcare system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payors may require changes in our facilities, equipment, personnel, rates and/or services in the future.

         The hospital industry and some of our hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average inpatient occupancy rates continue to be negatively affected by payor-required pre-admission authorization, utilization review, and payment mechanisms to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Admissions constraints, payor pressures and increased competition are expected to continue. We will endeavor to meet these challenges by expanding our facilities' outpatient services, offering appropriate discounts to private payor groups, upgrading facilities and equipment, and offering new programs and services.

         We also face competition for acquisitions primarily from for-profit hospital management companies as well as not-for-profit entities. Some of our competitors have greater financial and other resources than us. Increased competition for the acquisition of non-urban acute care hospitals could have an adverse impact on our ability to acquire such hospitals on favorable terms.

PROPERTIES

         In addition to our owned and leased hospitals, we lease approximately 43,510 square feet of office space for our corporate headquarters in Brentwood, Tennessee under a seven-year lease that expires on March 31, 2005 and contains customary terms and conditions. See "Item 1. Business - Owned and Leased Hospitals."

EMPLOYEES AND MEDICAL STAFF

         As of March 1, 2002, we had 5,892 "full-time equivalent" employees, including 82 corporate personnel and 82 management company personnel. The remaining employees, most of whom are nurses and office personnel, work at the hospitals. We consider relations with our employees to be good. Approximately 6% of our employees are represented by unions.

         We typically do not employ physicians and, as of March 1, 2002, we employed 13 practicing physicians. Certain of our hospital services, including emergency room coverage, radiology, pathology and anesthesiology services, are provided through independent contractor arrangements with physicians.

LITIGATION

         We are involved in litigation arising in the ordinary course of business. It is our opinion, after consultation with legal counsel, that these matters will be resolved without material adverse effect on our consolidated financial position or results of operations.

ENVIRONMENTAL MATTERS

         We are subject to various Federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations, as well as our purchases and sales of facilities, also are subject to various other environmental laws, rules and regulations. We do not expect that we will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect our capital expenditures, earnings or competitive position.

GOVERNMENT REIMBURSEMENT

Medicare/Medicaid Reimbursement

         A significant portion of our revenue is dependent upon Medicare and Medicaid payments. The Medicare program pays hospitals on a prospective payment system for acute inpatient services. Under this prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the patient's final diagnosis. These payments do not consider a specific hospital's costs, but are national rates adjusted for area wage differentials and case-mix index. Certain sub-acute inpatient services are currently being converted by Medicare to a prospective payment system. Rehabilitation sub-acute services were converted to a prospective payment system for cost report periods beginning on or after January 1, 2002. This system is similar to the acute inpatient system because it pays a rate based on the type of discharge. Psychiatric sub-acute services are currently paid based on cost subject to specific caps known as TEFRA limits. Skilled nursing sub-acute services are paid based on a prospective per diem, which is also tied to the patient's needs and condition.

         For several years, the percentage increases to the prospective payment rates have been lower than the percentage increases in the cost of goods and services purchased by general hospitals. The index used to adjust payment rates is based on a price proxy, known as the HCFA market basket index, reduced by Congressionally-mandated reduction factors. The Balanced Budget Act of 1997 set the diagnostic related group payment rates of increase for future federal fiscal years at rates that will be based on the market basket rates less reduction factors of 1.1% in 2001 and 2002. The Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") amended the Balanced Budget Act of 1997 by giving hospitals a full market basket increase in fiscal 2001 and market basket minus 0.55% in fiscal years 2002 and 2003. In addition, BIPA contains provisions delaying scheduled reductions in payment for home health agencies and other provisions designed to lessen the impact on providers of spending reductions contained in the Balanced Budget Act of 1997.

         Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. The Balanced Budget Act of 1997 mandated the implementation of the prospective payment system for Medicare outpatient services. This outpatient prospective payment system is based on a system of Ambulatory Payment Categories. Each Ambulatory Payment Category represents a bundle of outpatient services, and each Ambulatory Payment Category has been assigned a fully prospective reimbursement rate. On February 28, 2002, the Center for Medicare and Medicaid Services (CMS), formerly Health Care Finance Administration, announced a final rule establishing new patient rates for hospital outpatient departments. In most cases, the new rate is lower than the calendar 2001 rates.

         Medicare has special payment provisions for "Sole Community Hospitals." A Sole Community Hospital is generally the only hospital in at least a 35-mile radius or a 45-minute driving time radius. Colorado Plains Medical Center, Colorado River Medical Center, Northeastern Nevada Regional Hospital, Havasu Regional Medical Center, Palo Verde Hospital and Parkview Regional Hospital qualify as Sole Community Hospitals under Medicare regulations. Special payment provisions related to Sole Community Hospitals include the payment of a hospitals specific rate which may be higher than the Federal DRG payment rate.

         Each state has its own Medicaid program that is funded jointly by such state and the federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit local needs and resources. As a result, each state Medicaid plan has its own payment formula and recipient eligibility criteria.

         The Balanced Budget Act of 1997 also repealed the Boren Amendment. The Boren Amendment was enacted in 1980 and imposed several requirements on states in their calculations of Medicaid rates. For example, the Boren Amendment required states to pay providers rates that are "reasonable and adequate" to meet the necessary costs of an economically and efficiently operated facility. The result is that states have set lower Medicaid reimbursement rates than they would have under the Boren Amendment.

Program Adjustments

         The Medicare, Medicaid and TriCare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payment to facilities. The final determination of amounts earned under the programs often takes many years because of audits by the program representatives, providers' rights of appeal and the application of numerous technical reimbursement provisions. Differences between original estimates and subsequent revisions (including final settlements) are included in consolidated statements of income in the period in which the revisions are made. Management believes that adequate provision has been made for such adjustments. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

         Because of information technology problems at CMS, U.S. hospitals have been unable to file Medicare cost reports for periods ending on or after August 1, 2000. Most U.S. hospitals, including the Company's hospitals, have at least two cost report years which have neither been completed nor filed. Because of this, the magnitude of potential adjustments and changes in estimates is significantly greater at December 31, 2001 and for the year then ended than in recent years.

HEALTHCARE REGULATION AND LICENSING

Background Information

         Healthcare, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Medicare, Medicaid, and other public and private hospital cost-containment programs, proposals to limit healthcare spending, and proposals to limit prices and industry competitive factors are among the many factors that are highly significant to the healthcare industry. In addition, the healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extremely complex and for which the industry has the benefit of only limited regulatory or judicial interpretation.

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

         Many states have enacted, or are considering enacting, measures that are designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Various states have applied, or are considering applying, for a federal waiver from current Medicaid regulations to allow them to serve some of their Medicaid participants through managed care providers. These proposals also may attempt to include coverage for some people who presently are uninsured, and generally could have the effect of reducing payments to hospitals, physicians and other providers for the same level of service provided under Medicaid.

Certificate of Need Requirements

         Some states require approval for purchase, construction and expansion of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. Four states in which we currently own hospitals, Alabama, Florida, Mississippi and Nevada, have certificate of need laws. In addition, we may in the future buy additional hospitals in states that require certificates of need. We are unable to predict whether our hospitals will be able to obtain any certificates of need that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required.

Anti-Kickback and Self-Referral Regulations

         Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the "anti-kickback" statute, prohibit certain business practices and relationships that might influence the provision and cost of healthcare services reimbursable under Medicaid or Medicare or other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from government programs, such as the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities. The Health Insurance Portability and Accountability Act of 1996, which became effective January 1, 1997, added several new fraud and abuse laws. These new laws cover all health insurance programs--private as well as governmental. In addition, the Health Insurance Portability and Accountability Act of 1996 broadened the scope of certain fraud and abuse laws, such as the anti-kickback statute, to include not just Medicare and Medicaid services, but all healthcare services reimbursed under a federal or state healthcare program.

         There is increasing scrutiny by law enforcement authorities, the Office of Inspector General of the Department of Health and Human Services, the courts and Congress of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources. Enforcement actions have increased, as evidenced by recent highly publicized enforcement investigations of certain hospital activities.

         In addition, provisions of the Social Security Act prohibit physicians from referring Medicare and Medicaid patients to providers of a broad range of designated health services with which the physicians or their immediate family members have ownership or certain other financial arrangements. Certain exceptions are available for employment agreements, leases, physician recruitment and certain other physician arrangements. These provisions are known as the Stark law and are named for the legislative sponsor, Rep. Fortney "Pete" Stark (R-CA). A person making a referral, or seeking payment for services referred, in violation of the Stark law would be subject to the following sanctions:

-        civil money penalties of up to $15,000 for each service;

-        restitution of any amounts received for illegally billed claims; and/or

- exclusion from participation in the Medicare program, which can subject the person or entity to exclusion from participation in state healthcare programs.

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

Federal False Claims Act

         The government has shown an increasing willingness in recent years to bring lawsuits against healthcare providers alleging violations of a variety of healthcare and non-healthcare laws, including, among others, the federal false claims act (the "False Claims Act") and mail fraud and wire fraud. The False Claims Act, in particular, has been used with increasing frequency and creativity. The False Claims Act has "qui tam" or "whistleblower" provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. If the action is successful, the private individual may recover up to one-third of the government's recovery. The False Claims Act provides for a penalty of up to three times the amount of the false claim, plus up to $11,000 for each claim falsely submitted to the government.

Healthcare Facility Licensing Requirements

         Our healthcare facilities are subject to extensive federal, state and local legislation and regulation. In order to maintain their operating licenses, healthcare facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Our healthcare facilities hold all required governmental approvals, licenses and permits. All licenses, provider numbers and other permits or approvals required to perform our business operations are held by our subsidiaries. All of our hospitals are fully accredited by the Joint Commission on Accreditation of Healthcare Organizations.

Utilization Review Compliance and Hospital Governance

         Our healthcare facilities are subject to and comply with various forms of utilization review. In addition, under the Medicare prospective payment system, each state has a Quality Improvement Organization to carry out federally mandated system of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and practices are also supervised extensively by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility's local governing board, the primary voting members of which are physicians and community members, and are reviewed by our quality assurance personnel. The local governing boards also:

-        help maintain standards for quality care;

-        develop long-range plans;

-        establish, review and enforce practices and procedures; and

-        approve the credentials and disciplining of medical staff members.

Governmental Developments Regarding Sales of Not-For-Profit Hospitals

         In recent years, the legislatures and attorneys general of several states have shown a heightened level of interest in transactions involving the sale of non-profit hospitals. Although the level of interest varies from state to state, the trend is to provide for increased governmental review, and in some cases approval, of transactions in which not-for-profit corporations sell a healthcare facility. Attorneys general in certain states, including California, have been especially active in evaluating these transactions.

Medical Records Privacy Legislation

         Pursuant to the requirements of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Department of Health and Human Services on December 28, 2000 published regulations designed to protect the privacy of patient health information. These privacy regulations became final on April 14, 2001, and compliance with these regulations is required by April 14, 2003 for most healthcare organizations. Prior to the date the regulations became final, however, the incoming administration reopened the final privacy regulations for additional comment, suggesting that the final regulations may be further modified. On March 21, 2002, the Department of Health and Human Services announced proposed revisions to the privacy rules, to be published on March 27, 2002. There is a 30-day comment period after the revised rules are published. The Department of Health and Human Services has indicated it will consider public comments on the proposed revisions before issuing the final rules. The privacy rules will apply to medical records and other individually identifiable health information used or disclosed by healthcare providers, hospitals, health plans and healthcare clearinghouses in any form, whether electronically, on paper, or orally. The standards:

- increase consumer control over their health information, including requiring patient authorization prior to using or disclosing protected health information for purposes other than treatment, payment, or health operations;

- mandate substantial civil and criminal penalties for violation of a patient's right to privacy;

- grant patients the right to obtain access to their records, to amend their records, to obtain accountings of disclosure of their health information, and to request restrictions on disclosure.

         The standards also require healthcare providers to implement and enforce privacy policies to ensure compliance with the standards. HIPAA gives the Department of Health and Human Services authority to make changes to the privacy rules prior to April 14, 2003. Until the standards are implemented in the final form, we cannot know the extent of our costs for implementing the requirements imposed by the regulations. We have appointed an internal task force to study the proposed regulations' potential effects on our business and to prepare us for compliance with the regulations.

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

- hospitals must identify the most critical nonstructural systems that represent the greatest risk of failure during an earthquake and submit timetables for upgrading these systems to Office of Statewide Health Planning and Development, Facilities Development Division for its review and approval; and

- regulated hospitals must prepare a plan and compliance schedule for each regulated building demonstrating the steps a hospital will take to bring the hospital buildings into substantial compliance with the regulations and standards.

         We are required to conduct engineering studies of our California facilities to determine whether and to what extent modifications to our facilities will be required. We have submitted compliance plans for our California facilities, which were required to be filed with the State of California by January 1, 2002. Any facilities not currently in compliance with the applicable seismic regulations and standards must be brought into compliance by 2008, or 2013 if the facility obtains an extension. We may be required to make significant capital expenditures to comply with the seismic standards, which could impact our earnings.

PROFESSIONAL LIABILITY

         As part of our business, we are subject to claims of liability for events occurring as part of the ordinary course of hospital operations. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts that management believes to be sufficient for our operations, although some claims may exceed the scope of the coverage in effect. At December 31, 2000, we purchased a tail policy that provided an unlimited claim reporting period for our professional liability for claims incurred prior to December 31, 2000. Effective January 1, 2001, we purchased a claims-made policy and will provide an accrual for incurred but not reported claims. Recently, the cost of malpractice and other liability insurance has risen significantly. Therefore, adequate levels of insurance may not continue to be available at a reasonable price.

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

ITEM 3.  LEGAL PROCEEDINGS

         Our company is from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts or for wrongful restriction of or interference with physicians staff privileges. In certain of these actions, plaintiff's request punitive and other damages that may not be covered by insurance. We currently are not a party to any proceeding which, in our opinion, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Nasdaq National Market under the symbol "PRHC." For 2000 and 2001, the high and low sale prices for our common stock as reported by the Nasdaq National Market for the periods indicated, were as follows:

2000                                                                                HIGH               LOW
----                                                                                ----               ---
First Quarter.........................................................            $  20.50          $  13.00
Second Quarter........................................................               24.88             15.33
Third Quarter.........................................................               40.25             24.00
Fourth Quarter........................................................               42.63             27.13

2000                                                                                HIGH               LOW
----                                                                                ----               ---
First Quarter.........................................................            $  39.81          $  24.13
Second Quarter........................................................               35.70             22.77
Third Quarter.........................................................               39.57             31.20
Fourth Quarter........................................................               38.09             25.50

         As of March 1, 2002, there were approximately 31,711,074 shares of common stock outstanding, held by 899 record holders.

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

                                                                  SELECTED CONSOLIDATED FINANCIAL DATA
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------------
                                                           1997          1998       1999        2000       2001
                                                           ----          ----       ----        ----       ----
INCOME STATEMENT DATA:
Net operating revenue ........................          $ 170,527      $238,855    $346,692     $469,858   $530,739
Income from continuing operations ............              4,075        10,007      14,501       19,938     32,908
Net income ...................................              4,075        10,007      14,501       19,938     32,908
Net income (loss) to common shareholders(*) ..             (1,002)        9,311      14,501       19,938     32,908
Net income (loss) per share to
    common shareholders--diluted .............              (0.12)         0.45        0.60         0.67       1.01

BALANCE SHEET DATA (AT END OF PERIOD):

Total assets .................................          $ 176,461      $339,377    $497,616     $530,852   $759,897
Long-term obligations, less current maturities             83,043       134,301     259,992      162,086    330,838
Mandatory redeemable preferred stock .........             50,162            --          --           --         --
Stockholders' equity (deficit) ...............             (1,056)      169,191     184,359      314,714    362,005

----------------------------------
(*) Preferred stock dividends and accretion totaled $5,077 and $696 in 1997 and 1998, respectively. The preferred stock was redeemed in February 1998 at the time of the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

OVERVIEW

         We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of December 31, 2001, we owned or leased 19 general acute care hospitals in eleven states with a total of 2,136 licensed beds, and managed 35 hospitals in 13 states with a total of 2,776 licensed beds.

IMPACT OF ACQUISITIONS AND DIVESTITURES

         An integral part of our strategy is to acquire non-urban acute care hospitals. Because of the financial impact of our recent acquisitions, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented. In addition, because of the relatively small number of owned and leased hospitals, each hospital acquisition can materially affect our overall operating performance. Upon the acquisition of a hospital, we typically take a number of steps to lower operating costs. The impact of such actions may be offset by cost increases to expand services, strengthen medical staff and improve market position. The benefits of these investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly-acquired hospital may adversely affect overall operating margins in the near term. As we make additional hospital acquisitions, we expect that this effect will be mitigated by the expanded financial base of existing hospitals and the allocation of corporate overhead among a larger number of hospitals. We may also divest certain hospitals in the future if we determine a hospital no longer fits within our strategy.

GENERAL

         The federal Medicare program accounted for approximately 56.3%, 56.1% and 54.8% of hospital patient days in 1999, 2000, and 2001, respectively. The state Medicaid programs accounted for approximately 12.4%, 17.9% and 18.9% of hospital patient days in 1999, 2000 and 2001, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

         Both federal and state legislatures are continuing to scrutinize the healthcare industry for the purpose of reducing healthcare costs. While we are unable to predict what, if any, future healthcare-reform legislation may be enacted at the federal or state level, we expect continuing pressure to limit expenditures by governmental healthcare programs. The Balanced Budget Act of 1997 imposed certain limitations on increases in the inpatient Medicare rates paid to acute care hospitals. Payments for Medicare outpatient services provided at acute care hospitals and home health services historically have been paid based on costs, subject to certain limits. The Balanced Budget Act of 1997 requires that the payment for those services be converted to a prospective payment system, which will be phased in over time. The Balanced Budget Act of 1997 also includes a managed care option that could direct Medicare patients to managed care organizations. The Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") amended the Balanced Budget Act of 1997 by giving hospitals a full market basket increase in fiscal years 2002 and 2003. In addition, BIPA contains provisions delaying scheduled reductions in payment for home health agencies and other provisions designed to lessen the impact on providers of spending reductions contained in the Balanced Budget Act of 1997. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse effect on the healthcare industry and our company.

         Some of our acute care hospitals, like most acute care hospitals in the United States, have significant unused capacity. The result is substantial competition for patients and physicians. Inpatient utilization continues to be affected negatively by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. We expect increased competition and admission constraints to continue in the future. The ability to respond successfully to these trends, as well as spending reductions in governmental healthcare programs, will play a significant role in determining the ability of our hospitals to maintain their current rate of net revenue growth and operating margins.

         We expect the industry trend towards the provision of more services on an outpatient basis to continue. This trend is the result of increased focus on managed care and advances in technology.

         The billing and collection of accounts receivable by hospitals are complicated by a number of factors, including:

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

         Our historical financial trend has been impacted favorably by our success in acquiring acute care hospitals. While we believe that trends in the healthcare industry described above may create future acquisition opportunities, we may not be able to maintain our current growth rate through hospital acquisitions and successfully integrate the hospitals into our system.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, information expressed as a percentage of net operating revenue. Such information has been derived from our consolidated statements of income included elsewhere in this report. The results of operations for the periods presented include hospitals from their acquisition dates, as previously discussed.

                                                           YEAR ENDED DECEMBER 31,
                                                   --------------------------------------
                                                   1999             2000             2001
                                                   ----             ----             ----
Net operating revenue..........................     100.0%          100.0%          100.0%
Operating expenses(1)..........................     (82.8)          (82.1)          (81.3)
                                                   ------         -------          ------
EBITDA(2)......................................      17.2            17.9            18.7
Depreciation and amortization..................      (5.7)           (5.7)           (5.7)
Interest, net..................................      (4.0)           (3.5)           (2.3)
Minority interest..............................      (0.0)           (0.0)           (0.0)
Loss on sale...................................      (0.0)           (1.3)           (0.0)
                                                   ------         -------          ------
Income before income taxes.....................       7.5             7.4            10.7
Provision for income taxes.....................      (3.3)           (3.2)           (4.5)
                                                   ------         -------          ------
Net income.....................................       4.2%            4.2%            6.2%
                                                   ======         =======          ======

----------------------------------
(1) Operating expenses represent expenses before interest, minority interest, income taxes, depreciation and amortization.

(2) EBITDA represents the sum of income before income taxes, interest, depreciation and amortization and minority interest. We understand that industry analysts consider EBITDA to be one measure of the financial performance of a company that is presented to assist investors in analyzing the operating performance of a company and its ability to service debt. We believe that an increase in EBITDA level is an indicator of our improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

         Hospital revenues are received primarily from Medicare, Medicaid and commercial insurance. The percentage of revenues received from the Medicare program is expected to increase with the general aging of the population. The payment rates under the Medicare program for inpatients are based on a prospective payment system, based upon the diagnosis of a patient. While these rates are indexed for inflation annually, the increases historically have been less than actual inflation. In addition, states, insurance companies and employers are actively negotiating the amounts paid to hospitals as opposed to paying standard hospital rates. The trend toward managed care, including health maintenance organizations, preferred provider organizations and various other forms of managed care, may affect the hospitals' ability to maintain their current rate of net operating revenue growth.

         Net patient service revenue is reported net of contractual adjustments and policy discounts. The adjustments principally result from differences between our hospitals' customary charges and payment rates under the Medicare, Medicaid and other third-party payor programs. Customary charges generally have increased at a faster rate than the rate of increase for Medicare and Medicaid payments. Operating expenses of our hospitals primarily consist of salaries, wages and benefits, purchased services, supplies, provision for doubtful accounts, rentals and leases, and other operating expenses, principally consisting of utilities, insurance, property taxes, travel, freight, postage, telephone, advertising, repairs and maintenance.

         Other revenue is comprised of fees from management and professional consulting services provided to third-party hospitals pursuant to management contracts and consulting arrangements, reimbursable expenses and miscellaneous other revenue items. Management and professional services revenue plus reimbursable expenses total less than 3% of our consolidated net operating revenue. Operating expenses for the management and professional services business primarily consist of salaries, wages and benefits and reimbursable expenses.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Net operating revenue increased from $469.9 million in 2000 to $530.7 million in 2001, an increase of $60.9 million or 13.0%. We divested two hospitals in the fourth quarter of 2000, which prevents meaningful total revenue comparisons. Net patient service revenue generated by hospitals owned during both periods increased $57.9 million, or 14.7%, resulting from inpatient and outpatient volume increases, new services and price increases. Cost report settlements and the filing of cost reports resulted in negative revenue adjustments of $0.7 million, or 0.1% of net operating revenue, in 2000, and a positive revenue adjustment of $0.6 million, or 0.1% of net revenues in 2001. The remaining increase was primarily attributable to the acquisitions of additional hospitals in 2000 and 2001.

         Operating expenses increased from $385.7 million, or 82.1% of net operating revenue, in 2000 to $431.3 million, or 81.3% of net operating revenue in 2001. The increase in operating expenses of hospitals owned during both periods resulted primarily from new services, volume increases, change in case mix and increased recruiting expenses.

         EBITDA increased from $84.1 million, or 17.9% of net operating revenue, in 2000 to $99.5 million, or 18.7% of net operating revenue, in 2001, primarily as a result of improved operations at hospitals owned during both periods.

         Depreciation and amortization expense increased from $26.6 million, or 5.7% of net operating revenue, in 2000, to $30.2 million, or 5.7% of net operating revenue in 2001. The increase in depreciation and amortization resulted primarily from capital expenditures and the acquisitions in 2001, and a full year of expense for acquisitions made in 2000.

         Interest expense as a percent of net operating revenue decreased from 3.5% in 2000 to 2.3% in 2001. Proceeds from the sale of convertible notes in November and December 2000 and in October 2001 were used to reduce the higher-rate of indebtedness under the revolving credit facility.

         Income before provision for income taxes was $56.7 million in 2001, compared to $34.7 million in 2000, an increase of $22.0 million or 63.4%. The increase resulted primarily from improved operations at hospitals owned during both periods.

         Our provision for income taxes was $23.8 million in 2001, compared to $14.7 million in 2000. These provisions reflect effective income tax rates of 42.0% in 2001 compared to 42.5% in 2000. See Note 8 of the notes to our consolidated financial statements for information regarding differences between effective tax rates and statutory rates.

         Net income was $32.9 million, or 6.2% of net operating revenue, in 2001, compared to $19.9 million, or 4.2% of net operating revenue in 2000.

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

         In November and December, 2000, we sold $150.0 million of Convertible Subordinated Notes, due November 20, 2005. Net proceeds of approximately $145.0 million were used to reduce the outstanding balance on the revolving line of credit. The notes bear interest from November 20, 2000 at the rate of 4 1/2% per year, payable semi-annually on May 20 and November 20, beginning on May 20, 2001. The notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $39.67 per share. The conversion price is subject to adjustment. We may redeem all or a portion of the notes on or after November 20, 2003, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require us to repurchase all of the holder's notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The notes are unsecured obligations and rank junior in right of payment to all of our existing and future senior indebtedness. The indenture does not contain any financial covenants. A total of 3,781,440 shares of common stock have been reserved for issuance upon conversion of the 4 1/2% Notes.

         In October 2001, we sold $172.5 million of Convertible Subordinated Notes, due October 10, 2008. Net proceeds of approximately $166.4 million were used to reduce the outstanding balance on the revolving line of credit and for acquisitions. The notes bear interest from October 10, 2001 at the rate of 4 1/4% per year, payable semi-annually on April 10 and October 10, beginning on April 10, 2002. The notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $41.55 per share. The conversion price is subject to adjustment. We may redeem all or a portion of the notes on or after October 10, 2004, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require us to repurchase all of the holder's notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The notes are unsecured and subordinated to our existing and future senior indebtedness and senior subordinated indebtedness. The notes are ranked equal in right of payment to our 4 1/2% notes due in 2005. The notes rank junior to our subsidiary liabilities. The indenture does not contain any financial covenants. A total of 4,151,178 shares of common stock have been reserved for issuance upon conversion of the 4 1/4% notes.

         Total long-term obligations, less current maturities, increased to $330.8 million at December 31, 2001, from $162.1 million at December 31, 2000. The increase resulted primarily from the sale of $172.5 million of Convertible Notes in October 2001.

         In October 2001, we reduced the size of our credit facility to $250.0 million including a revolving line of credit of $203.0 million and an end-loaded lease facility of $47.0 million. At December 31, 2001, we had an outstanding letter of credit of $2.1 million, no borrowings outstanding under our revolving line of credit and $208.3 million available, which included availability under the end-loaded lease facility that could be converted to revolver availability at our option.

         We had contemplated financing the construction of a hospital and three medical office buildings using the end-loaded lease facility agreement. The properties were in the final stages of construction at December 31, 2001. Given the current business environment, we made the decision to modify the terms of the end-loaded lease facility to enable us to account for the properties and borrowings on the balance sheet. In the first quarter of 2002, we anticipate recording approximately $45.8 million in property and equipment and long-term debt on our balance sheet related to these projects.

         We estimate that this financing decision will result in an additional annual expense, after tax, of approximately $0.6 million. This is the result of the difference between depreciation of the facilities and interest on the debt, as compared to the net rent expense that would have been incurred if the properties had been financed under the end-loaded lease facility.

         The loans under the credit facility bear interest, at our option, at the adjusted base rate or at the adjusted LIBOR rate. The interest rate ranged from 3.64% to 7.98% during 2001. We pay a commitment fee, which varies from one-half to three-eighths of one percent of the unused portion, depending on compliance with certain financial ratios. The principal amount outstanding under the revolving credit agreement may be prepaid at any time before the maturity date of May 31, 2005.

         The credit facility contains limitations on our ability to incur additional indebtedness (including contingent obligations), sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, and pay dividends. The credit facility also requires that we maintain a specified net worth and meet or exceed certain coverage, leverage, and indebtedness ratios. Indebtedness under the credit facility is secured by substantially all assets of our company.

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

Cash Flows - Year Ended December 31, 2001 Compared to Year Ended December 31,
2000

         Working capital increased to $136.2 million at December 31, 2001 from $63.4 million at December 31, 2000, resulting primarily from increased business volumes, growth in accounts receivable from acquired hospitals, and effective management of our working capital. Our cash flows from operating activities increased by $5.7 million from $32.7 million provided in 2000 to $38.4 million provided in 2001. Offsetting our improved profitability was a large increase in accounts receivable, both at hospitals owned during both periods, resulting from volume increases, new services and price increases, and a build-up of accounts receivable at newly-acquired hospitals. The use of our cash in investing activities increased from $40.7 million in 2000 to $169.8 million in 2001, reflecting more acquisitions during 2001. Our cash flows provided by financing activities increased $162.8 million from $8.0 million in 2000, to $170.8 million in 2001, primarily because of increased borrowings related to acquisitions and the sale of convertible notes.

Cash Flows - Year Ended December 31, 2000 Compared to Year Ended December
31,1999

         Working capital increased to $63.4 million at December 31, 2000 from $59.4 million at December 31, 1999, resulting primarily from increased business volumes and effective management of our working capital. The ratio of current assets to current liabilities was 2.4 to 1.0 at December 31, 2000. Our cash flows from operating activities increased by $13.7 million from $19.0 million in 1999 to $32.7 million in 2000. Offsetting our improved profitability were increases in accounts receivable and other assets. The increase in accounts receivable resulted from higher volumes at hospitals owned during both periods and acquired hospitals, as well as temporary delays in billing of Medicare and Medicaid accounts receivable while waiting for assignment of applicable third-party provider numbers at those newly-acquired hospitals. The increase in other assets relates to income tax benefits resulting from employee exercises of non-qualified stock options. The use of our cash in investing activities decreased from $140.1 million in 1999 to $40.7 million in 2000, resulting primarily from smaller outlays of cash for acquisitions and disposal of hospitals in 2000, compared to 1999. Our cash flows provided by financing activities decreased from $119.0 million in 1999 to $8.0 million in 2000, resulting from reduced borrowings for acquisitions in 2000, and the net effect of proceeds from a common stock offering and the sale of convertible debt used to pay down existing debt under our revolving credit agreement.

Capital Expenditures

         Capital expenditures, excluding acquisitions, in 1999, 2000 and 2001, were $20.9 million, $44.0 million, and $72.2 million, respectively, inclusive of construction projects. Capital expenditures for our owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2002 of approximately $27.4 million, exclusive of any acquisitions of businesses or construction projects. Planned capital expenditures for 2002 consist principally of capital improvements to owned and leased hospitals. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility. If pre-determined operating levels are achieved, we have agreed to build replacement facilities for Eunice Community Medical Center, currently expected to cost approximately $20.0 million, and Glades General Hospital, currently expected to cost approximately $25.0 million. We do not know whether and when each hospital will achieve its individual pre-determined operating levels, but we believe it will take approximately thirty-six months to complete construction from such date. We completed construction on an ancillary expansion at Havasu Regional Medical Center in 2001, at a cost of approximately $26.0 million. In addition, in connection with certain acquisitions we have made, we have committed and may commit in the future to make specified capital expenditures.

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates.

Allowance for Doubtful Accounts

         Our ability to collect outstanding receivables from third-party payors is critical to our operating performance and cash flows. The allowance for doubtful accounts was approximately 31.1% of the accounts receivable balance, net of contractual discounts, at December 31, 2001. The primary collection risk lies with uninsured patient accounts or patient accounts for which a balance remains after primary insurance has paid. We estimate the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date. The allowance for doubtful accounts increased, as a percentage of accounts receivable net of contractual adjustments, from 8.5% in 2000 to 31.1% in 2001. This increase primarily resulted from the timing of write-off of accounts. Prior to 2001, accounts were removed from the accounts receivable balance and sent to the collection agency when aged to 150 days. Beginning in 2001, the accounts were removed from the accounts receivable balance at the earlier of return from the agency or when aged to 365 days. We continually monitor our accounts receivable balances and utilize cash collections data and other analytical tools to support the basis for our estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on our results of operations and cash flow.

Allowance for Contractual Discounts

         The percentage of our patient service revenue derived from Medicare and Medicaid patients continues to be high. For the year ended December 31, 2001, combined Medicare and Medicaid utilization was 73.7%, based on a patient day calculation. The Medicare and Medicaid contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our hospitals, and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. We estimate the allowance for contractual discounts on a payor-specific basis, given our interpretation of the applicable regulations or contract terms. We have invested significant human resources and information systems to improve the estimation process; however, the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process.

General and Professional Liability Reserves

         Given the nature of our operating environment, we may become subject to medical malpractice or workers compensation claims or lawsuits. To mitigate a portion of this risk, in 2001 we maintained insurance for individual malpractice claims exceeding $50,000 per medical incident, subject to an annual maximum of $500,000, and workers compensation claims exceeding $250,000. We estimate our self-insured retention portion of the malpractice and workers compensation risks using historical claims data, demographic factors, severity factors and other actuarial assumptions. The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the relatively short period of time in which we have owned some of our healthcare facilities, as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership. While management monitors current claims closely and considers outcomes when estimating our insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

Medical Claims Reserves

         We maintain self-insured medical and dental plans for employees. Claims are accrued under these plans as the incidents that give rise to them occur. We use a third-party administrator to process all such claims. Unpaid claim accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and past experience. We have entered into a reinsurance agreement with an independent insurance company to limit our losses on claims. Under the terms of this agreement, the insurance company will reimburse us a maximum of $875,000 on any individual claim. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates, given changes in the healthcare cost structure or adverse experience.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective January 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"). SFAS No. 133 requires that all derivatives, whether designated in hedging relationships or not, be recognized on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. In accordance with the provisions of SFAS No. 133, we designated our outstanding interest rate swap agreement as a cash flow hedge. We determined that the current agreements are highly effective in offsetting the fair value changes in a portion of our debt. These derivatives and the related hedged debt amounts have been recognized in the consolidated financial statements at their respective fair values.

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 was effective July 1, 2001, and SFAS No. 142 became effective January 1, 2002. Under the new rules in SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized effective January 1, 2002, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. (See Note 3 in our Notes to Consolidated Financial Statements.)

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $4.4 million ($0.13 per share) per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and have not yet determined what the effect of these tests will be on our earnings and financial position.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, ("SFAS No. 121") and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement were adopted effective January 1, 2002 and had no material effect on the Company's results of operations or financial position.

INFLATION

         The healthcare industry is labor intensive. Wages and other expenses increase, especially during periods of inflation and labor shortages. In addition, suppliers pass along to us rising costs in the form of higher prices. We generally have been able to offset increases in operating costs by increasing charges for services, expanding services, and implementing cost control measures to curb increases in operating costs and expenses. In light of cost containment measures imposed by government agencies and private insurance companies, we do not know whether we will be able to offset or control future cost increases, or our ability to pass on the increased costs associated with providing healthcare services to patients with government or managed care payors, unless such payors correspondingly increase reimbursement rates.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features. Our primary market risk involves interest rate risk. Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% - 75% of our debt at a fixed rate, either by borrowing on a long-term basis or entering into an interest rate swap. At December 31, 2001, 100% of our outstanding debt was effectively at a fixed rate. Our interest rate swap contract allows us to periodically exchange fixed rate and floating rate payments over the life of the agreement. Floating-rate payments are based on LIBOR, and fixed-rate payments are dependent upon market levels at the time the interest rate swap was consummated. Our interest rate swap is a cash flow hedge, which effectively converted an aggregate notional amount of $28.5 million of floating rate borrowings to fixed rate borrowings at December 31, 2001. Our policy is not to hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. We are exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. We anticipate that the counterparty will fully satisfy its obligations under the contract.

         The carrying amount of our total long-term debt, less current maturities, of $162.1 million and $330.8 million at December 31, 2000 and 2001, respectively, approximated fair value. We had $4.0 million of variable rate debt outstanding at December 31, 2000, with interest rate swaps in place to offset the variability of the entire balance in 2000. At the December 31, 2001 borrowing level, a hypothetical 10% adverse change in interest rates, considering the effect of the interest rate hedge agreement, would have no impact on our net income and cash flows. A hypothetical 10% adverse change in interest rates on the fixed-rate debt would not have a material impact on the fair value of such debt.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the executive officers and directors of our company is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 22, 2002, except that the "Audit Committee Report" included in the proxy statement is expressly not incorporated herein by reference. Such proxy statement will be filed with the Commission not later than 120 days subsequent to December 31, 2001.

         Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 22, 2002.

ITEM 11.      EXECUTIVE COMPENSATION

         Information with respect to the compensation of our executive officers is incorporated by reference from our proxy statement relating to our annual meeting of shareholders to be held on May 22, 2002 except that the "Comparative Performance Graph" and the "Compensation Committee Report on Executive Compensation" included in the proxy statement are expressly not incorporated herein by reference. Such proxy statement will be filed with the Commission not later than 120 days subsequent to December 31, 2001.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners of our common stock and management is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 22, 2002. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2001.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions between our company and its executive officers and directors is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 22, 2002. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) AND (A)(2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         The Consolidated Financial Statements and Financial Statement Schedule of Province Healthcare Company required to be included in Part II, Item 8 are indexed on Page F-1 and submitted as a separate section of this report.

(A)(3) EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------

2.1      Agreement and Plan of Merger, dated as of December 16, 1996, between
         Brim, Inc. and Carryco, Inc. (a)

2.2      Plan and Agreement of Merger, dated as of December 17, 1996, between
         Brim, Inc., Principal Hospital Company and Principal Merger Company (a)

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------
2.3      Agreement and Plan of Merger, dated as of November 27, 1996, between
         Brim, Inc., Brim Senior Living, Inc., Encore Senior Living, L.L.C. and
         Lee Zinsli (a)

2.4      Amended and Restated Agreement and Plan of Merger, dated as of January
         15, 1998, between Principal Hospital Company and Province Healthcare
         Company (a)

3.1      Amended and Restated Certificate of Incorporation of Province
         Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000 (e)

3.2      Amended and Restated Bylaws of Province Healthcare Company (a)

4.1      Form of Common Stock Certificate (a)

4.2      Indenture, dated as of November 20, 2000 between Province Healthcare
         Company and National City Bank, including the forms of Province
         Healthcare Company's 4 1/2% Convertible Subordinated Notes due 2005 (g)

4.3      Registration Rights Agreement, dated as of November 20, 2000, among
         Province Healthcare Company and Merrill Lynch & Co., Merrill Lynch,
         Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston
         Corporation, UBS Warburg LLC, First Union Securities, Inc. and
         Robertson Stephens, Inc. as Initial Purchasers (g)

4.4      Indenture, dated as of October 10, 2001 between Province Healthcare
         Company and National City Bank, including the forms of Province
         Healthcare Company's 4 1/4% Convertible Subordinated Notes due 2008 (i)

4.5      Registration Rights Agreement, dated as of October 10, 2001, among
         Province Healthcare Company and Merrill Lynch & Co., Merrill Lynch,
         Pierce, Fenner & Smith Incorporated, First Union Securities, Inc., UBS
         Warburg LLC and Banc of America Securities LLC as Initial Purchasers
         (i)

10.1 Stockholders Agreement, dated as of December 17, 1996, by and among Brim, Inc., GTCR Fund IV, L.P., Leeway & Co., First Union Corporation of Virginia, AmSouth Bancorporation, Martin S. Rash, Richard D. Gore,
         Principal Hospital Company and certain other stockholders (a)

10.2 First Amendment to Stockholders Agreement, dated as of July 14, 1997, by and among Province Healthcare Company, GTCR Fund IV, L.P., Martin S.
         Rash, Richard D. Gore and certain other stockholders (a)

10.3 Registration Agreement, dated as of December 17, 1996, by and among Brim, Inc., Principal Hospital Company, GTCR Fund IV, L.P., Leeway &
         Co., First Union Corporation of Virginia, AmSouth Bancorporation and certain other stockholders (a)

10.4     Senior Management Agreement, dated as of December 17, 1996, between
         Brim, Inc., Martin S. Rash, GTCR Fund IV, L.P., Leeway & Co. and
         Principal Hospital Company (a)

10.5     First Amendment to Senior Management Agreement, dated as of July 14,
         1997, between Province Healthcare Company, Martin S. Rash and GTCR Fund
         IV, L.P. (a)

10.6     Lease Agreement, dated October 1, 1996, by and between County of
         Starke, State of Indiana, and Principal Knox Company (a)

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------
10.7     Lease Agreement, dated December 1, 1993, by and between Palo Verde
         Hospital Association and Brim Hospitals, Inc. (a)

10.8     Lease Agreement, dated May 15, 1986, as amended, by and between Fort
         Morgan Community Hospital Association and Brim Hospitals, Inc. (a)

10.9 Lease Agreement, dated April 24, 1996, as amended, by and between Parkview Regional Hospital, Inc. and Brim Hospitals, Inc. (a)

10.10    Lease Agreement and Annex, dated June 30, 1997, by and between The
         Board of Trustees of Needles Desert Communities Hospital and
         Principal-Needles, Inc. (a)

10.11 Lease and Management Agreement and Annex, dated June 9, 1998, by and between St. Landry Parish Hospital Service District No. 1 and
         PHC-Eunice, Inc. (*)

10.12    Lease Agreement, dated February 15, 2000, by and between The City of
         Ennis, Texas, PRHC-Ennis, L.P. and Province Healthcare Company. (*)

10.13 Lease Agreement and Annex, dated as of December 7, 2001, by and among Hospital Service District No. 2 of the Parish of St. Mary, State of
         Louisiana, PHC-Morgan City, L.P. and Province Healthcare Company. (*)

10.14    Lease Agreement, dated December 17, 1996, between Brim, Inc. and Encore
         Senior Living, L.L.C. (a)

10.15    Corporate Purchasing Agreement, dated April 21, 1997, between Aligned
         Business Consortium Group and Principal Hospital Company (a)

10.16    First Amendment to Securities Purchase Agreement, dated as of December
         31, 1997, between Principal Hospital Company and Leeway & Co. (a)

10.17    Second Amendment to Senior Management Agreement, dated as of October
         15, 1997, between Province Healthcare Company, Martin S. Rash and GTCR
         Fund IV, L.P. (a)

10.18    Second Amendment to Stockholders Agreement, dated as of December 31,
         1997, between Province Healthcare Company, GTCR Fund IV, L.P., Martin
         S. Rash, Richard D. Gore and certain other stockholders (a)

10.19    Amended and Restated Agreement of Limited Partnership, dated June 30,
         1997, between Palestine-Principal G.P., Inc., Palestine-Principal, Inc.
         and Mother Frances Hospital Regional Healthcare Center. (h)

10.20    Amended and Restated Participation Agreement, dated as of November 13,
         2001, among Province Healthcare Company, as Construction Agent and
         Lessee, various parties as Guarantors, Wells Fargo Bank Northwest,
         National Association, as the Owner Trustee under the PHC Real Estate
         Trust 1998-1, various banks and lending institutions as Holders, various banks and lending institutions as Lenders, Bank of America, N.A. as Syndicate Agent, UBS Warburg LLC, as Co-Documentation Agent,
         Merrill Lynch, as Co-Documentation Agent, First Union Securities, Inc., as Sole Book-Runner and Co-Lead Arranger, Bank of America, N.A., as
         Co-Lead Manager and First Union National Bank, as Agent (*)

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------
10.21    Third Amended and Restated Senior Credit Agreement, dated as of
         November 13, 2001, among Province Healthcare Company, First Union
         National Bank, as Agent and Issuing Bank, and various parties thereto
         (*)

10.22    Asset Purchase Agreement, dated April 29, 1998, between Province
         Healthcare Company, PHC-Lake Havasu, Inc. and Samaritan Health System
         (b)

10.23    Province Healthcare Company Employee Stock Purchase Plan, effective
         March 24, 1998 (c)(**)

10.24    Asset Sale Agreement, dated July 23, 1999, between Tenet Healthcare
         Corporation and Province Healthcare Company (d)

10.25 Amendment No. 1 to Asset Sale Agreement, dated September 29, 1999, between Tenet Healthcare Corporation and Province Healthcare Company
         (f)

10.26    Province Healthcare Company Amended and Restated 1997 Long-Term Equity
         Incentive Plan (h)**

10.27    Executive Severance Agreement by and between Province Healthcare
         Company and Martin S. Rash, dated October 18, 1999 (e)**

10.28    Executive Severance Agreement by and between Province Healthcare
         Company and James Thomas Anderson, dated October 18, 1999 (e)

10.29    Executive Severance Agreement by and between Province Healthcare
         Company and John M. Rutledge, dated October 18, 1999 (e)**

10.30    Executive Severance Agreement by and between Province Healthcare
         Company and Howard T. Wall, III, dated October 18, 1999 (e)**

10.31    Executive Severance Agreement by and between Province Healthcare
         Company and Stephen M. Ray, dated January 1, 2002 (*) (**)

21.1     Subsidiaries of the Registrant *

23.1     Consent of Ernst & Young LLP *

--------------------

(a)      Incorporated by reference to the exhibits filed with the Registrant's
         Registration Statement on Form S-1, filed August 27, 1999, Registration
         No. 333-34421

(b)      Incorporated by reference to the exhibits filed with the Registrant's
         Current Report on Form 8-K, dated May 14, 1998, Commission File No.
         0-23639

(c)      Incorporated by reference to the exhibits filed with the Registrant's
         Proxy Statement on Schedule 14A, dated May 11, 1998, Commission File
         No. 0-23639

(d)      Incorporated by reference to the exhibits filed with the Registrant's
         Current Report on Form 8-K, dated October 18, 1999, Commission File No.
         0-23639

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------
(e)      Incorporated by reference to the exhibits filed with the Registrant's
         Quarterly Report filed on Form 10-Q, for the quarterly period ended
         March 31, 2000, Commission File No. 0-23639

(f)      Incorporated by reference to the exhibits filed with the Registrant's
         Quarterly Report filed on Form 10-Q, for the quarterly period ended
         June 30, 2000, Commission File No. 0-23639

(g)      Incorporated by reference to the Exhibits filed with the Registrant's
         Registration Statement on Form S-3, dated January 24, 2001,
         Registration No. 333-54192

(h)      Incorporated by reference to the exhibits filed with the Registrant's
         Annual Report filed on Form 10-K, for the fiscal period ended December
         31, 2000, Commission File No. 0-23639

(i)      Incorporated by reference to the Exhibits filed with the Registrant's
         Registration Statement on Form S-3, filed December 20, 2001,
         Registration No. 333-75646

(*)      Filed herewith

(**)     Management Compensatory Plan or Arrangement

(b)      Reports on Form 8-K

         On October 4, 2001, we filed a Current Report on Form 8-K to report the closing of the acquisition of Vaughan Regional Medical Center and the announcement of the offering of $150.0 million of Convertible Subordinated Notes due 2008, plus an additional $22.5 million principal amount to cover over-allotments.

         On October 5, 2001, we filed a Current Report on Form 8-K to report the closing of the acquisition of Medical Center of Southern Indiana.

         On October 15, 2001, we filed a Current Report on Form 8-K to report the issuance and sale of $172.5 million aggregate principal amount of 4 1/4% Convertible Subordinated Notes due 2008.

         On November 5, 2001, we filed a Current Report on Form 8-K to report the appointment of Stephen M. Ray to the office of Senior Executive Vice President, Finance and Chief Financial Officer.

         On November 20, 2001, we filed a Current Report on Form 8-K to report that we entered into an amended and restated senior credit facility.

         On December 12, 2001, we filed a Current Report on Form 8-K to report the closing of the acquisition of Lakewood Medical Center.

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


                           Province Healthcare Company

                           By: /s/ Brenda B. Rector
                               Brenda B. Rector
                               Vice President and Controller

POWER OF ATTORNEY

         The undersigned directors of Province Healthcare Company, a Delaware corporation, do hereby constitute and appoint Martin S. Rash their lawful attorney and agent with full power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent may determine to be necessary or advisable or required to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned directors in the capacities indicated below to this Annual Report on Form 10-K or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Martin S. Rash               Chairman of the Board and                                    March 27, 2002
Martin S. Rash                   Chief Executive Officer

/s/ Stephen M. Ray               Senior Executive Vice President,                             March 27, 2002
Stephen M. Ray                   Chief Financial Officer and Director

/s/ John M. Rutledge             President, Chief Operating Officer and                       March 27, 2002
John M. Rutledge                 Director

/s/ Winfield C. Dunn             Director                                                     March 27, 2002
Winfield C. Dunn

/s/ Paul J. Feldstein            Director                                                     March 27, 2002
Paul J. Feldstein

/s/ David R. Klock               Director                                                     March 27, 2002
David R. Klock

/s/ Joseph P. Nolan              Director                                                     March 27, 2002
Joseph P. Nolan

/s/ David L. Steffy              Director                                                     March 27, 2002
David L. Steffy

                           PROVINCE HEALTHCARE COMPANY
                 FORM 10-K - ITEM 8 AND ITEM 14 (A) (1) AND (2)

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following financial statements and financial statement schedule are included as a separate section of this report:

                                                                                                                PAGE
                                                                                                                ----
ANNUAL FINANCIAL STATEMENTs
Report of Independent Auditors.............................................................................     F-2
Consolidated Balance Sheets at December 31, 2000 and 2001..................................................     F-3
Consolidated Statements of Income for the Years Ended December 31, 1999,
   2000 and 2001...........................................................................................     F-4
Consolidated Statements of Changes in Stockholders' Equity for the
   Years Ended December 31, 1999, 2000 and 2001............................................................     F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
   1999, 2000 and 2001.....................................................................................     F-6
Notes to Consolidated Financial Statements.................................................................     F-7


Schedule II - Valuation and Qualifying Accounts............................................................     S-1

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS
PROVINCE HEALTHCARE COMPANY

         We have audited the accompanying consolidated balance sheets of Province Healthcare Company and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Province Healthcare Company and subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of accounting for business combinations.



                                          /s/ Ernst & Young LLP


Nashville, Tennessee
February 21, 2002, except for Note 15,
as to which the date is March 18, 2002

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                       DECEMBER 31,
                                                                                                       ------------
                                                                                                    2000          2001
                                                                                                    ----          ----
                                                                                                      (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents.................................................................     $      --     $   39,375
   Accounts receivable, less allowance for doubtful accounts of
         $8,321 in 2000 and $49,678 in 2001..................................................        89,208        109,826
   Inventories...............................................................................        11,805         15,926
   Prepaid expenses and other................................................................         7,282         21,515
                                                                                                  ---------     ----------
         Total current assets................................................................       108,295        186,642
Property, plant and equipment, net...........................................................       210,277        306,494
Goodwill, net................................................................................       183,331        180,497
Unallocated purchase price...................................................................         1,698         49,013
Other........................................................................................        27,251         37,251
                                                                                                  ---------     ----------
                                                                                                    422,557        573,255
                                                                                                  ---------     ----------
                                                                                                  $ 530,852     $  759,897
                                                                                                  =========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................................     $  12,359     $   17,515
   Accrued salaries and benefits.............................................................        14,736         18,867
   Accrued expenses..........................................................................        15,655         12,139
   Current maturities of long-term obligations...............................................         2,179          1,879
                                                                                                  ---------     ----------
         Total current liabilities...........................................................        44,929         50,400
Long-term obligations, less current maturities...............................................       162,086        330,838
Other liabilities............................................................................         7,343         14,000
Minority interest............................................................................         1,780          2,654

Stockholders' equity:
   Common stock--$0.01 par value; 50,000,000 shares authorized at December 31,
     2000 and 2001, issued and outstanding 30,908,588 and
     31,659,323 shares at December 31, 2000 and 2001, respectively...........................           309            317
   Additional paid-in-capital................................................................       273,858        289,106
   Retained earnings.........................................................................        40,547         73,455
   Accumulated other comprehensive loss......................................................            --          (873)
                                                                                                  ---------     ---------
                                                                                                    314,714        362,005
                                                                                                  ---------     ----------
                                                                                                  $ 530,852     $  759,897
                                                                                                  =========     ==========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                        --------------------------------
                                                                                        1999          2000          2001
                                                                                        ----          ----          ----
                                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
   Net patient service revenue.................................................      $ 323,319    $ 445,772     $  509,061
   Other.......................................................................         23,373       24,086         21,678
                                                                                     ---------    ---------     ----------
         Net operating revenue.................................................        346,692      469,858        530,739
Expenses:
   Salaries, wages and benefits................................................       139,183       180,881        205,628
   Purchased services..........................................................        39,454        48,573         50,723
   Supplies....................................................................        38,931        54,465         59,341
   Provision for doubtful accounts.............................................        25,572        43,604         49,283
   Other operating expenses....................................................        36,890        51,053         58,758
   Rentals and leases..........................................................         7,201         7,164          7,536
   Depreciation and amortization...............................................        19,734        26,629         30,179
   Interest expense............................................................        13,901        16,657         12,090
   Minority interest...........................................................           166           178            267
   Loss on sale of assets......................................................            11         5,979            196
                                                                                     --------     ---------     ----------
         Total expenses........................................................       321,043       435,183        474,001
                                                                                     --------     ---------     ----------
Income before income taxes.....................................................        25,649        34,675         56,738
Income taxes...................................................................        11,148        14,737         23,830
                                                                                     --------     ---------     ----------
Net income.....................................................................      $ 14,501     $  19,938     $   32,908
                                                                                     ========     =========     ==========
Earnings per share:
   Basic.......................................................................      $   0.61     $    0.70     $     1.05
                                                                                     ========     =========     ==========
   Diluted ....................................................................      $   0.60     $    0.67     $     1.01
                                                                                     ========     =========     ==========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                            COMMON STOCK        PAID-IN    RETAINED COMPREHENSIVE
                                                          SHARES     AMOUNT     CAPITAL    EARNINGS     LOSS        TOTAL
                                                          ------     ------     -------    --------     ----        -----
Balance at December 31, 1998.......................     23,556,867   $  236   $ 162,847  $    6,108  $     --   $  169,191
   Exercise of stock options.......................         39,972       --         241          --        --          241
   Stock option compensation expense...............             --       --          53          --        --           53
   Income tax benefit from stock options exercised.             --       --         126          --        --          126
   Issuance of common stock from employee
     stock purchase plan...........................         16,233       --         247          --        --          247
   Net income......................................             --       --          --      14,501        --       14,501
                                                       -----------   ------   ---------  ----------  --------   ----------
Balance at December 31, 1999.......................    23,613,072       236     163,514      20,609        --      184,359
   Exercise of stock options.......................        929,272        9      10,202          --        --       10,211
   Income tax benefit from stock options exercised.             --       --       4,991          --        --        4,991
   Issuance of common stock from employee
     stock purchase plan...........................         32,488       --         350          --        --          350
   Issuance of common stock from offering..........      6,333,756       64      94,700          --        --       94,764
   Other...........................................             --       --         101          --        --          101
   Net income......................................             --       --          --      19,938        --       19,938
                                                       -----------   ------   ---------  ----------  --------   ----------
Balance at December 31, 2000.......................     30,908,588      309     273,858      40,547        --      314,714
   Exercise of stock options.......................        562,893        6       9,969          --        --        9,975
   Income tax benefit from stock options exercised.             --       --       3,287          --        --        3,287
   Treasury stock..................................         (1,546)      --         (45)         --        --          (45)
   Issuance of common stock from employee
     stock purchase plan...........................        189,388        2       2,037          --        --        2,039
   Net income......................................             --       --          --      32,908        --       32,908
   Cumulative effect of change in accounting for
     derivative financial instruments,
     net of tax of $42.............................             --       --          --          --       (58)         (58)
   Change in fair value of derivatives,
     net of tax of $504............................             --       --          --          --      (815)        (815)
                                                                                                                ----------
   Comprehensive income............................             --       --          --          --        --       32,035
                                                       -----------   ------   ---------  ----------  --------   ----------
Balance at December 31, 2001.......................     31,659,323   $  317   $ 289,106  $   73,455  $   (873)  $  362,005
                                                       ===========   ======   =========  ==========  ========   ==========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                           -----------------------
                                                                                      1999          2000            2001
                                                                                      ----          ----            ----
                                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES
Net income....................................................................      $   14,501     $  19,938    $  32,908
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization...........................................          19,734        26,629       30,179
      Provision for doubtful accounts.........................................          25,572        43,604       49,283
      Deferred income taxes...................................................           1,428        (5,316)       6,469
      Provision for professional liability....................................          (1,597)           15          200
      Loss on sale of assets..................................................              11         5,979          196
      Other...................................................................            (357)           --           --
      Changes in operating assets and liabilities, net of
        effects from acquisitions and disposals:
        Accounts receivable...................................................         (50,791)      (51,319)     (62,299)
        Inventories...........................................................          (1,396)       (1,610)      (1,574)
        Prepaid expenses and other............................................           4,372         1,498      (15,357)
        Other assets..........................................................          (4,810)      (11,207)        (935)
        Accounts payable and accrued expenses.................................          12,464           435       (2,563)
        Accrued salaries and benefits.........................................            (234)        3,514          993
        Other liabilities.....................................................             145           471          930
        Other.................................................................              --            34           --
                                                                                    ----------     ---------    ---------
   Net cash provided by operating activities..................................          19,042        32,665       38,430
INVESTING ACTIVITIES
   Purchase of property, plant and equipment..................................         (20,890)      (44,045)     (72,207)
   Purchase of acquired hospitals, net of cash received.......................        (119,236)      (31,399)     (97,607)
   Proceeds from sale of hospitals............................................              --        30,630           --
   Proceeds from sale of assets...............................................              --         4,121           --
                                                                                    ----------     ---------    ---------
   Net cash used in investing activities......................................        (140,126)      (40,693)    (169,814)
FINANCING ACTIVITIES
   Proceeds from long-term debt...............................................         186,045       252,462      337,939
   Repayments of debt.........................................................         (67,562)     (349,860)    (179,149)
   Issuance of common stock...................................................             488       105,325       11,969
   Other......................................................................              --           101           --
                                                                                    ----------     ---------    ---------
   Net cash provided by financing activities..................................         118,971         8,028      170,759
                                                                                    ----------     ---------    ---------
Net increase (decrease) in cash and cash equivalents..........................          (2,113)           --       39,375
   Cash and cash equivalents at beginning of period...........................           2,113            --           --
                                                                                    ----------     ---------    ---------
   Cash and cash equivalents at end of period.................................      $       --     $      --    $  39,375
                                                                                    ==========     =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid during the period............................................      $   13,253     $  16,913    $   9,742
                                                                                    ==========     =========    =========
   Income taxes paid during the period........................................      $    9,410     $   9,870    $  28,185
                                                                                    ==========     =========    =========
ACQUISITIONS
   Assets acquired............................................................      $  131,912     $  35,925    $ 109,014
   Liabilities assumed........................................................         (12,676)       (4,526)     (11,407)
                                                                                    ----------     ---------    ---------
   Cash paid, net of cash acquired............................................      $  119,236     $  31,399    $  97,607
                                                                                    ==========     =========    =========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1.  ORGANIZATION

         Province Healthcare Company (the "Company") was founded on February 2, 1996, and is engaged in the business of owning, leasing and managing hospitals in non-urban communities throughout the United States. Our owned and leased hospitals accounted for 94.2%, 96.0% and 97.0% of our net operating revenue in 1999, 2000, and 2001, respectively.


2.  ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and partnerships in which the Company or one of its subsidiaries is a general partner and has a majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year financial statements to conform to the 2001 presentation. These reclassifications had no effect on net income as previously reported.

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

PATIENT ACCOUNTS RECEIVABLE

         The Company's primary concentration of credit risk is patient accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. The Company manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. The allowance for doubtful accounts increased, as a percentage of accounts receivable net of contractual adjustments, from 8.5% in 2000 to 31.1% in 2001. This increase primarily resulted from the timing of write-off of accounts. Prior to 2001, accounts were removed from the accounts receivable balance and sent to the collection agency when aged to 150 days. Beginning in 2001, the accounts were removed from the accounts receivable balance at the earlier of return from the collection agency or when aged to 365 days. Significant concentrations of gross patient accounts receivable at December 31, 2000 and 2001, consist of receivables from Medicare of 33% and 26%, respectively, and Medicaid of 15% and 14%, respectively. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors.

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

INTANGIBLE ASSETS

         Intangible assets arising from the accounting for acquired businesses have been amortized using the straight-line method over the estimated useful lives of the related assets which ranged from 5 years for management contracts to 15 to 35 years for goodwill. The value assigned to management contracts was fully amortized in 2001.

         At December 31, 2000 and 2001, goodwill totaled $200,721,000 and $203,993,000, respectively, and accumulated amortization totaled $17,390,000 and $23,496,000, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable based on undiscounted cash flows of the related assets, the Company writes down the goodwill to estimated fair value.

OTHER ASSETS

         Deferred loan costs are included in other noncurrent assets and are amortized by the interest method over the term of the related debt. At December 31, 2000 and 2001, deferred loan costs totaled $10,341,000 and $19,850,000, respectively, and accumulated amortization totaled $3,393,000 and $5,577,000, respectively.

RISK MANAGEMENT

         The Company maintains self-insured medical and dental plans for employees. Claims are accrued under these plans as the incidents that give rise to them occur. Unpaid claim accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and past experience. The Company has entered into a reinsurance agreement with an independent insurance company to limit its losses on claims. Under the terms of this agreement, the insurance company will reimburse the Company a maximum of $875,000 on any individual claim. These reimbursements are included in salaries, wages and benefits in the accompanying consolidated statements of income.

         At December 31, 1999, the Company purchased a tail policy in the commercial insurance market that provided an unlimited claim reporting period for its professional liability for claims incurred prior to December 31, 1999. Effective January 1, 2000, the Company purchased a professional liability unlimited claim reporting policy for 2000. Both coverages are subject to a $5,000 deductible per occurrence and limited to an annual cap of $100,000. The policy provides coverage up to $51,000,000 for claims incurred during the annual policy term. Effective January 1, 2001, the Company purchased a claims-made policy and has provided an accrual for incurred but not reported claims.

OTHER NONCURRENT LIABILITIES

         Other noncurrent liabilities consist primarily of insurance liabilities, supplemental deferred compensation liability, and deferred income taxes.

PATIENT SERVICE REVENUE

         Net patient service revenue is reported as services are rendered at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Estimated settlements under third-party reimbursement agreements are accrued in the period the related services are rendered and adjusted in future periods as final settlements are determined. (See Note 7.)

STOCK BASED COMPENSATION

         The Company, from time to time, grants stock options for a fixed number of common shares to employees and directors. The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25,

Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market price of the underlying stock on the date of grant.

INTEREST RATE SWAP AGREEMENTS

         The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received is recognized over the life of the agreement as an adjustment to interest expense.

         Effective January 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"). SFAS No. 133 requires that all derivatives, whether designated in hedging relationships or not, be recognized on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. In accordance with the provisions of SFAS No. 133, the Company designated its outstanding interest rate swap agreement as a cash flow hedge. The Company determined that the current agreements are highly effective in offsetting the fair value changes in a portion of the Company's debt. These derivatives and the related hedged debt amounts have been recognized in the consolidated financial statements at their respective fair values.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 was effective July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Under the new rules in SFAS No. 142, goodwill and indefinite lived intangible assets from acquisitions prior to July 1, 2001, will no longer be amortized effective January 1, 2002, but will be subject to annual impairment tests. In accordance with the new rules, goodwill resulting from acquisitions after June 30, 2001, has not been amortized. Other intangible assets will continue to be amortized over their useful lives. (See Note 3.)

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $4.4 million ($0.13 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, ("SFAS No. 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement were adopted effective January 1, 2002 and had no material effect on the Company's results of operations or financial position.

3.  ACQUISITIONS AND DIVESTITURES

EUNICE COMMUNITY MEDICAL CENTER

         In February 1999, the Company entered into a special services agreement for the lease of Eunice Community Medical Center ("Eunice") in Eunice, Louisiana by purchasing certain assets totaling $4,899,000 and assuming certain liabilities and entering into a ten-year lease agreement with a five-year renewal option, totaling $767,000. Goodwill totaled approximately $2,885,000 and was being amortized over 15 years. Under the lease agreement, the Company is obligated to construct a replacement facility (currently estimated to cost approximately $20,000,000) at such time as the net patient service revenue of the hospital reaches a predetermined level. The lease will terminate at the time the replacement facility commences operations.

GLADES GENERAL HOSPITAL

         In April 1999, the Company acquired assets totaling $17,151,000 and assumed liabilities totaling $4,926,000 of Glades General Hospital ("Glades") in Belle Glade, Florida. To finance this acquisition, the Company borrowed $13,500,000 under its revolving credit facility. Goodwill totaled approximately $8,920,000 and was being amortized over 35 years. Under the asset purchase agreement, the Company is obligated to build a replacement facility following the fifth year after the closing, at a cost of not less than $25,000,000, contingent upon the hospital meeting certain financial targets subsequent to the closing.

DOCTORS' HOSPITAL OF OPELOUSAS

         In June 1999, the Company acquired assets totaling $25,715,000 and assumed liabilities totaling $2,753,000 of Doctors' Hospital of Opelousas ("Opelousas"), in Opelousas, Louisiana. To finance this acquisition, the Company borrowed $22,000,000 under its revolving credit facility. In 2000, working capital settlements resulted in increases in assets and liabilities of $590,000 and $1,157,000, respectively. Goodwill totaled approximately $5,659,000 and was being amortized over 35 years.

TRINITY VALLEY MEDICAL CENTER AND MINDEN MEDICAL CENTER

         In October 1999, the Company acquired assets totaling $82,544,000 and assumed liabilities totaling $4,230,000 of Trinity Valley Medical Center ("Trinity") in Palestine, Texas and Minden Medical Center ("Minden") in Minden, Louisiana. To finance the acquisition, the Company borrowed $77,000,000 under its revolving credit facility. In 2000, working capital settlements resulted in a decrease in assets of $217,000 and an increase in liabilities of $381,000. Trinity was merged with and into Memorial Mother Frances Hospital, a hospital already owned by the Company, in Palestine, Texas, and the name changed to Palestine Regional Medical Center. Goodwill totaled approximately $37,124,000 and was being amortized over 35 years.

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

BOLIVAR MEDICAL CENTER

         In April 2000, the Company acquired, through a long-term capital lease agreement, assets totaling $33,151,000 and assumed liabilities totaling $2,798,000 of Bolivar Medical Center in Cleveland, Mississippi. The 40-year lease totals $26,400,000, which was prepaid at the date of closing. To finance this acquisition, the Company borrowed $24,600,000 under its revolving credit facility. Goodwill totaled approximately $2,874,000 and was being amortized over 35 years.

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

GENERAL HOSPITAL

         In December 2000, the Company completed the sale of substantially all of the assets of General Hospital, a 75-bed acute-care hospital located in Eureka, California, to St. Joseph Health System. The sale price for the hospital was $26,500,000 plus approximately $5,000,000 for working capital. After application of tax provision, the Company recorded a gain on the sale of approximately $2,600,000 in the fourth quarter of 2000.

SELMA REGIONAL MEDICAL CENTER

         In July 2001, the Company acquired assets totaling $36,254,000 and assumed liabilities totaling $1,300,000 of Selma Regional Medical Center (formerly Selma Baptist Hospital) in Selma, Alabama. To finance this acquisition, the Company borrowed $34,000,000 under its revolving credit facility. The allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final appraisal. This is the Company's first Alabama hospital, allowing entrance into a new market.

ASHLAND REGIONAL MEDICAL CENTER

         In August 2001, the Company acquired assets totaling $6,184,000 and assumed liabilities totaling $994,000 of Ashland Regional Medical Center in Ashland, Pennsylvania. To finance this acquisition, the Company borrowed $4,700,000 under its revolving credit facility. The allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final appraisal. This is the Company's first Pennsylvania hospital, and is the only hospital in the community.

VAUGHAN REGIONAL MEDICAL CENTER

         In October 2001, the Company acquired assets totaling $34,276,000 and assumed liabilities totaling $6,436,000 of Vaughan Regional Medical Center in Selma, Alabama. To finance this acquisition, the Company borrowed $28,000,000 under its revolving credit facility. The allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final appraisal. The Company anticipates consolidating Vaughan Regional Medical Center and Selma Baptist Hospital in the second quarter of 2002. This consolidation will allow the Company to establish a regional hospital that provides more intensive services to the large area it will serve.

MEDICAL CENTER OF SOUTHERN INDIANA

         In October 2001, the Company acquired the assets totaling $19,191,000 and assumed liabilities totaling $2,677,000 of Medical Center of Southern Indiana in Charlestown, Indiana. To finance this acquisition, the Company borrowed $16,000,000 under its revolving credit facility. The allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final appraisal. This facility is the only hospital in the community, with a service area of approximately 48,000.

TECHE REGIONAL MEDICAL CENTER

         In December 2001, the Company acquired, through a long-term lease agreement, the assets and business of Teche Regional Medical Center (formerly Lakewood Medical Center) in Morgan City, Louisiana. The 40-year lease totals approximately $11,212,000, which was prepaid at closing from available cash. The allocation of the purchase price has yet to be determined and is included in unallocated purchase price on the balance sheet. This facility is the only hospital in the community, with a service area of approximately 82,000 people.

         The purchase agreement provides that additional rent is to be paid annually (on each anniversary of the lease commencement date) if earnings reach levels specified in the lease. The outcome of the contingency based on future earnings is not determinable beyond a reasonable doubt. Therefore, any contingent payments will be added to the purchase price when the contingency is resolved and the additional consideration is distributable.

OTHER INFORMATION

         The foregoing acquisitions were accounted for using the purchase method of accounting. The operating results of the acquired companies have been included in the accompanying consolidated statements of income from the respective dates of acquisition.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all five of the acquisitions completed in 2001 (in thousands):

         Accounts receivable                                  $   7,652
         Inventories                                              2,547
         Prepaid expenses and other                                 152
                                                              ---------
              Total current assets acquired                      10,351
         Property, plant and equipment                           49,296
         Unallocated purchase price                              49,013
         Other                                                      354
                                                              ---------
              Total assets acquired                             109,014
              Total liabilities assumed                          11,407
                                                              ---------
         Net assets acquired                                  $  97,607
                                                              =========

         In accordance with its stated policy, management of the Company evaluates all acquisitions independently to determine the appropriate amortization period for identified intangible assets. Each evaluation includes an analysis of factors such as historic and projected financial performance, evaluation of the estimated useful lives of buildings and fixed assets acquired, the indefinite lives of certificates of need and licenses acquired, the competition within local markets, and lease terms where applicable. Goodwill on acquisitions prior to July 1, 2001 will no longer be amortized, effective January 1, 2002. Goodwill resulting from acquisitions after June 30, 2001 has not been amortized. Identified intangibles with definite lives will continue to be amortized over their estimated useful lives. Goodwill resulting from acquisitions in 1999, 2000 and 2001 is deductible for tax purposes over a 15-year period.

         The following pro forma information reflects the operations of the entities acquired in 1999, 2000 and 2001, as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the acquisitions (in thousands, except per share data):


                                                                                       1999           2000          2001
                                                                                    ---------     ---------     ----------
         Net operating revenue................................................      $ 379,405     $ 608,424     $  619,911
         Net income ..........................................................         14,336        16,302         31,742
         Earnings per share:
                Basic ........................................................           0.61          0.57           1.01
                Diluted ......................................................           0.60          0.55           0.97

         The pro forma results of operations do not purport to represent what the Company's results would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

4.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following (in thousands):

                                                                                                        DECEMBER 31,
                                                                                                  ------------------------
                                                                                                     2000          2001
                                                                                                  ---------     ----------
         Land................................................................................     $  14,939     $   16,430
         Leasehold improvements..............................................................         7,552          8,334
         Buildings and improvements..........................................................       114,590        175,070
         Equipment...........................................................................        85,742        132,762
                                                                                                  ---------     ----------
                                                                                                    222,823        332,596
         Less allowances for depreciation and amortization...................................       (35,685)       (57,768)
                                                                                                  ---------     ----------
                                                                                                    187,138        274,828
         Construction-in-progress (estimated cost to complete at
            December 31, 2001--$48,142)......................................................        23,139         31,666
                                                                                                  ---------     ----------
                                                                                                  $ 210,277     $  306,494
                                                                                                  =========     ==========

         Depreciation expense totaled approximately $13,953,000, $19,980,000 and $23,657,000 in 1999, 2000 and 2001, respectively. Assets under capital leases were $19,446,000 and $19,873,000, net of accumulated amortization of $6,225,000 and $8,130,000 at December 31, 2000 and 2001, respectively. Interest is capitalized in connection with construction projects at the Company's facilities. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life. In 2000 and 2001, $1,036,000 and $1,348,000 of interest cost, respectively, was capitalized.

5.  LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following (in thousands):

                                                                                                        DECEMBER 31,
                                                                                                   -----------------------
                                                                                                     2000          2001
                                                                                                   ---------      --------
         Revolving line of credit..........................................................        $   4,000      $     --
         Convertible subordinated notes....................................................          150,000       322,500
         Other debt obligations............................................................            3,588         4,367
                                                                                                   ---------      --------
                                                                                                     157,588       326,867
         Obligations under capital leases (see Note 10)....................................            6,677         5,850
                                                                                                   ---------      --------
                                                                                                     164,265       332,717
         Less current maturities...........................................................           (2,179)       (1,879)
                                                                                                   ---------      --------
                                                                                                   $ 162,086      $330,838
                                                                                                   =========      ========

         In October 2001, the Company reduced the size of its credit facility to $250,000,000, including a revolving line of credit of $203,000,000 and an end-loaded lease facility of $47,000,000. At December 31, 2001, the Company had an outstanding letter of credit of $2,120,000, no borrowings outstanding under its revolving line of credit and $208,291,000 available, which includes availability under the end-loaded lease facility that could be converted to revolver availability at the Company's option.

         The Company contemplated financing the construction of a hospital and three medical office buildings using the end-loaded lease facility agreement. The properties were in the final stages of construction at December 31, 2001. Subsequent to December 31, 2001, the Company made the decision to modify the terms of the end-loaded lease facility to enable it to account for the properties and borrowings on the balance sheet. During the first quarter of 2002, the Company anticipates recording approximately $45,800,000 in property and equipment and long-term debt on the balance sheet related to these properties.

         The Company estimates that this financing decision will result in an additional annual expense, after tax, of approximately $559,000. This is the result of the difference between depreciation of the facilities and interest on the debt, as compared to the net rent expense that would have been incurred if the properties had been financed under the end-loaded lease facility.

         The loans under the credit facility bear interest, at the Company's option, at the adjusted base rate or at the adjusted LIBOR rate. The interest rate ranged from 3.64% to 7.98% during 2001. The Company pays a commitment fee, which varies from one-half to three-eighths of one percent of the unused portion, depending on the Company's compliance with certain financial ratios. The Company may prepay the principal amount outstanding under the credit facility at any time before the maturity date of May 31, 2005.

         The credit facility contains limitations on the Company's ability to incur additional indebtedness (including contingent obligations), sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, and pay dividends. The credit facility also requires the Company to maintain a specified net worth and meet or exceed certain coverage, leverage, and indebtedness ratios. Indebtedness under the credit facility is secured by substantially all assets of the Company.

         In November and December 2000, the Company sold $150,000,000 of Convertible Subordinated Notes due November 20, 2005. Net proceeds of approximately $145,000,000 were used to reduce the outstanding balance on the revolving line of credit. The notes bear interest from November 20, 2000 at the rate of 4 1/2% per year, payable semi-annually on May 20 and November 20, beginning on May 20, 2001. The notes are convertible at the option of the holder at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $39.67 per share. The conversion price is subject to adjustment. The Company may redeem all or a portion of the notes on or after November 20, 2003, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require the Company to repurchase all of the holder's notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The notes are unsecured obligations and rank junior in right of payment to all of the Company's existing and future senior indebtedness. The indenture does not contain any financial covenants. A total of 3,781,440 shares of common stock have been reserved for issuance upon conversion of the notes.

         In October 2001, the Company sold $172,500,000 of Convertible Subordinated Notes due October 10, 2008. Net proceeds of approximately $166,400,000 were used to reduce the outstanding balance on the revolving line of credit and for acquisitions. The notes bear interest from October 10, 2001 at the rate of 4 1/4% per year, payable semi-annually on April 10 and October 10, beginning on April 10, 2002. The notes are convertible at the option of the holder at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $41.55 per share. The conversion price is subject to adjustment. The Company may redeem all or a portion of the notes on or after October 10, 2004, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require the Company to repurchase all of the holder's notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The notes are unsecured and subordinated to the Company's existing and future senior indebtedness and senior subordinated indebtedness. The notes are ranked equal in right of payment to the Company's 4 1/2% notes due in 2005. The notes rank junior to the Company's subsidiary liabilities. The indenture does not contain any financial covenants. A total of 4,151,178 shares of common stock have been reserved for issuance upon conversion of the notes.

         Interest rate swap agreements are used to manage the Company's interest rate exposure under the credit facility. In 1997, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $35,000,000 of floating-rate borrowings to fixed-rate borrowings. In June 2000, the counterparty exercised its option to terminate the swap agreement. In 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45,000,000 of floating-rate borrowings to fixed-rate borrowings. In January 2001, the Company terminated $16,500,000 of the $45,000,000 swap agreement, leaving a notional amount of $28,500,000 converted to fixed-rate borrowings. The Company secured a 6.27% fixed interest rate on the 1997 swap agreement and a 5.625% fixed interest rate on the 1998 swap agreement. The outstanding agreement exposes the Company to credit losses in the event of non-performance by the counterparty. The Company anticipates that the counterparty will fully satisfy its obligation under the contract.

         Aggregate maturities of long-term obligations at December 31, 2001, excluding capital leases, are as follows (in thousands):

                 2002..............................................................     $     823
                 2003..............................................................         2,609
                 2004..............................................................           935
                 2005..............................................................       150,000
                 2006..............................................................            --
                 Thereafter........................................................       172,500
                                                                                        ---------
                                                                                        $ 326,867
                                                                                        ==========

6.  STOCKHOLDERS' EQUITY

COMMON STOCK

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

STOCK OPTIONS

         In March 1997, the Company's Board of Directors and shareholders approved the 1997 Long-Term Equity Incentive Plan (the "Plan"). The Company has reserved 5,413,524 shares for issuance under the Plan. Under the Plan, options to purchase shares may be granted to officers, employees, and directors. The options have a maximum term of ten years and generally vest in five equal annual installments. Options are generally granted at not less than market price on the date of grant.

         The following is a summary of option transactions during 1999, 2000 and 2001:


                                                                                            NUMBER OF         OPTION
                                                                                             OPTIONS        PRICE RANGE
                                                                                          -------------  ------------------
Balance at December 31, 1998........................................................        1,194,628    $ 3.05   - $18.71
   Options granted..................................................................          947,205      9.50   -  10.75
   Options exercised................................................................          (39,977)     3.05   -  10.67
   Options forfeited................................................................         (166,006)     3.05   -  18.71
                                                                                          -----------

Balance at December 31, 1999........................................................        1,935,850      3.05   -  18.71
   Options granted..................................................................        1,664,680     13.42   -  29.92
   Options exercised................................................................         (929,272)     3.05   -  18.71
   Options forfeited................................................................         (130,280)     3.05   -  29.92
                                                                                          -----------

Balance at December 31, 2000........................................................        2,540,978      3.05   -  29.92
   Options granted..................................................................        1,807,033     24.08   -  34.50
   Options exercised................................................................         (562,893)     3.05   -  29.92
   Options forfeited................................................................         (305,157)     3.05   -  29.92
                                                                                          -----------

Balance at December 31, 2001........................................................        3,479,961    $ 3.05   - $34.50
                                                                                          ===========

   The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:


                                                                       OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                                                       -------------------          -------------------
                                                                            WEIGHTED
                                                                             AVERAGE    WEIGHTED                 WEIGHTED
                                                                            REMAINING   AVERAGE                  AVERAGE
                                                                NUMBER     CONTRACTUAL  EXERCISE       NUMBER    EXERCISE
RANGE OF EXERCISE PRICES                                      OUTSTANDING LIFE (YEARS)   PRICE      EXERCISABLE   PRICE
------------------------                                      ----------- ------------  --------    -----------   -----
$    3.05-   $  10.08....................................          473,861      6.5      $ 7.74        268,873    $ 6.21
    10.67-      10.75....................................          427,525      6.6       10.70        156,558     10.69
    13.42-      14.25....................................          325,271      8.0       13.70        231,371     13.50
    17.25-      17.25....................................          664,057      8.3       17.25        110,940     17.25
    17.33-      24.08....................................           76,089      8.1       21.25         13,050     17.62
    24.60-      24.60....................................          482,313      9.4       24.60             --        --
    25.00-      25.00....................................           82,137      9.3       25.00             --        --
    25.06-      25.06....................................          423,625      9.2       25.06        383,037     25.06
    27.25-      28.50....................................          381,349      9.7       27.80             --        --
    29.35-      34.50....................................          143,734      9.6       31.74          4,092     29.92
---------------------                                        -------------     ----      ------    -----------    ------
$    3.05-   $  34.50....................................        3,479,961      8.3      $18.81      1,167,921    $15.70
=====================                                        =============     ====      ======    ===========    ======

         At December 31, 1999 and 2000, respectively, 471,304 and 618,763 options were exercisable. At December 31, 2001, the Company had options representing 387,454 shares available for future grant.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and 2001, respectively: risk-free interest rate of 5.51%, 6.45% and 4.89%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .756, .740 and .603; and a weighted-average expected life of the option of 5 years for 1999 and 2000 and 4.2 years for 2001. The estimated weighted average fair values of shares granted during 1999, 2000 and 2001, using the Black-Scholes option pricing model, were $6.65, $10.26 and $14.26, respectively.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for per share information):

                                                                                            1999         2000       2001
                                                                                         --------      -------     -------
Pro forma net income................................................................     $ 12,681      $14,080     $24,456
Pro forma net income per share:
  Basic.............................................................................         0.54         0.49        0.78
  Diluted...........................................................................         0.53         0.47        0.75

         The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

EMPLOYEE STOCK PURCHASE PLAN

         In May 1998 the Company's Board adopted, and in June 1998 the stockholders approved, the Province Healthcare Company Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, employees may purchase shares of common stock at 85% of market price on the first day of the year or 85% of the market price on the last day of the year, whichever is lower. The shares are purchased each year with funds withheld from employees through payroll deductions from January 1 through December 31. A total of 375,000 shares of Common Stock have been reserved for issuance under the ESPP. Participation in the ESPP commenced June 1, 1998. Shares issued under the ESPP totaled 16,233, 32,488 and 189,388 in 1999, 2000 and 2001, respectively.

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

         Approximately 68.7%, 74.0% and 73.7% of hospital patient days (unaudited) for the years ended December 31, 1999, 2000 and 2001, respectively, are derived from Medicare and state-sponsored Medicaid programs.

         In 1999, the Company owned or leased two hospitals in Texas, which accounted for 17.1% of net operating revenues. In 2000 and 2001, the Company owned or leased three hospitals in Texas, which accounted for 21.4% and 23.9% of net operating revenues, respectively. In 1999, 2000 and 2001, the Company owned one hospital in Arizona, which accounted for 17.6%, 15.4% and 15.0% of net operating revenues, respectively.

         Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including final settlements) are included in the consolidated statements of income in the period in which the revisions are made, and resulted in an increase in net patient service revenue of $892,000 in 1999, a decrease in net patient service revenue of $722,000 in 2000, and an increase in net patient service revenue of $628,000 in 2001. Because of information technology problems at the Center for Medicare and Medicaid Services, U.S. hospitals have been unable to file Medicare cost reports for periods ending on or after August 1, 2000.

8.  INCOME TAXES

         The provision for income taxes consists of the following amounts (in thousands):


                                                                                           1999        2000       2001
                                                                                        --------    --------    --------
         Current:
            Federal...........................................................          $  7,397    $ 17,995    $ 15,167
            State.............................................................             1,773       2,058       1,647
                                                                                        --------    --------    --------
                                                                                           9,170      20,053      16,814
         Deferred:
            Federal...........................................................             1,830      (4,968)      6,329
            State.............................................................               148        (348)        687
                                                                                        --------    ---------   --------
                                                                                           1,978      (5,316)      7,016
                                                                                        --------    --------    --------
                                                                                        $ 11,148    $ 14,737    $ 23,830
                                                                                        ========    ========    ========

         The differences between the Company's effective income tax rate of 43.5%, 42.5%, and 42.0% for 1999, 2000 and 2001, respectively, and the statutory federal income tax rate of 35.0% are as follows (in thousands):

                                                                          1999                2000               2001
                                                                     ----------------   ----------------  -----------------
         Statutory federal rate.................................     $ 8,977    35.0%   $ 12,136   35.0%  $  19,858   35.0%
         State income taxes, net of federal income tax benefit..       1,248     4.9%      1,112    3.2%      1,517    2.7%
         Amortization of goodwill...............................         594     2.3%        576    1.7%        508    0.9%
         Other..................................................         329     1.3%        913    2.6%      1,947    3.4%
                                                                     -------    -----   --------    ----  ---------  ------
                                                                     $11,148    43.5%   $ 14,737   42.5%  $ 23,830   42.0%
                                                                     =======    =====   ========   =====  ======== =======

         The components of the Company's deferred tax assets and (liabilities) are as follows (in thousands):


                                                                                                      DECEMBER 31,
                                                                                               -------------------------
                                                                                                2000               2001
                                                                                               -------          --------
    Depreciation and amortization......................................................        $(5,439)         $ (9,409)
    Accounts receivable................................................................          1,277            (1,350)
    Accruals and reserves..............................................................            964             1,870
    Insurance reserves.................................................................            514               143
    Third party settlements............................................................          1,275             2,090
    Operating leases...................................................................           (933)           (1,570)
    Capital lease interest.............................................................            608               643
    Net operating losses...............................................................            715                --
    Other..............................................................................            334               143
                                                                                               -------          --------

       Deferred tax liability..........................................................           (685)           (7,440)
       Valuation allowance.............................................................           (286)               --
                                                                                               -------          --------
       Net deferred tax liability......................................................        $  (971)         $ (7,440)
                                                                                               ========         =========

         In the accompanying consolidated balance sheets, net current deferred tax assets of $3,308,000 and $2,032,000 and net noncurrent deferred tax liabilities of $4,278,000 and $9,472,000 at December 31, 2000 and 2001,
respectively, are included in prepaid expenses and other, and other liabilities, respectively.

         The Company recorded a deferred tax asset of $546,000 related to interest rate swap agreements during 2001. The benefit of the deferred taxes are recorded in Comprehensive Income.

         Prior to the end of 2001, the Internal Revenue Service notified the Company that they had selected tax years 1998 through 2000 for examination. Finalization of the examination is not expected to have a significant impact on the financial condition or results of operation of the Company.

9.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                                   1999           2000            2001
                                                                              -----------    ------------    -----------
Numerator for basic and diluted income per share:
    Net income............................................................    $    14,501    $     19,938    $    32,908
                                                                              ===========    ============    ===========

Denominator:
    Denominator for basic income per share
       --weighted-average shares..........................................         23,589          28,658         31,394
    Effect of dilutive securities:
       Employee stock options.............................................            429           1,136          1,197
                                                                              -----------    ------------    -----------
    Denominator for diluted income per share
       --adjusted weighted-average shares.................................         24,018          29,794         32,591
                                                                              ===========    ============    ===========
Basic net income per share................................................    $      0.61    $       0.70    $      1.05
                                                                              ===========    ============    ===========
Diluted net income per share..............................................    $      0.60    $       0.67    $      1.01
                                                                              ===========    ============    ===========

         The effect of the convertible notes and related interest expense to purchase 3,781,440 and 4,151,178 shares of common stock were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

10.  LEASES

         The Company leases various buildings, office space and equipment. The leases expire at various times and have various renewal options. These leases are classified as either capital leases or operating leases based on the terms of the respective agreements.

         Future minimum payments at December 31, 2001, by year and in the aggregate, under capital leases and noncancellable operating leases with terms of one year or more consist of the following (in thousands):


                                                                                             CAPITAL          OPERATING
                                                                                             LEASES             LEASES
                                                                                            --------          ----------
2002................................................................................        $  1,905         $   5,780
2003................................................................................           1,229             4,950
2004................................................................................             880             4,027
2005................................................................................             470             2,962
2006................................................................................             466             2,375
Thereafter..........................................................................           3,600             6,757
                                                                                            --------         ---------
Total minimum lease payments........................................................           8,550         $  26,851
                                                                                                             =========
Amount representing interest........................................................          (2,700)
                                                                                            --------
Present value of net minimum lease payments (including $1,056
        classified as current)......................................................        $  5,850
                                                                                            ========

11.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

         The Company is obligated under the asset purchase agreement for the newly acquired Ashland Regional Medical Center to spend approximately $9,000,000 for capital improvements to renovate the hospital's surgery, intensive care, radiology and other ancillary departments. We expect to fulfill this commitment within the first year following acquisition. The Company is obligated under the asset purchase agreement for the newly acquired Tech Regional Medical Center to spend approximately $8,000,000 for capital improvements during the first eighteen months of operations. In addition, the Company is obligated to construct two new facilities at its Eunice, Louisiana and Belle Glade, Florida locations contingent upon both existing facilities meeting specified operating targets. The Eunice and Belle Glade replacement facilities are currently estimated to cost approximately $20,000,000 and $25,000,000, respectively.

     GENERAL LIABILITY CLAIMS

         The Company is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, employment-related claims, breach of management contracts and for wrongful restriction of, or interference with, physicians' staff privileges. In certain of these actions, plaintiffs may seek punitive or other damages against the Company, which are generally not covered by insurance. In management's opinion, the Company is currently not a party to any proceeding that would have a material adverse effect on the Company's results of operations or financial condition.

     ACQUISITIONS

         The Company has acquired and will continue to acquire, hospitals with prior operating histories. The hospitals that the Company acquires may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although the Company obtains contractual indemnification from sellers covering these matters, such indemnification may be insufficient to cover material claims or liabilities for past activities of acquired hospitals.

     PHYSICIAN COMMITMENTS

         In order to recruit and retain physicians to the communities it serves, the Company has committed to provide certain financial assistance in the form of recruiting agreements with various physicians. In consideration for a physician relocating to one of its' communities and agreeing to engage in private practice for a specified period of time, the Company may loan certain amounts of money to a physician, generally not to exceed a period of one year, to assist in establishing his or her practice. The actual amount of such commitments to be advanced to physicians is generally based on the physicians net income during the guarantee period. Amounts advanced under the recruiting agreements are generally forgiven prorata over a period of 36 months contingent upon the physician continuing to practice in the respective community. The amounts advanced and not repaid, in management's opinion, will not have a material adverse effect on the Company's financial condition or results of operations.

12.  RETIREMENT PLANS

         The Company sponsors defined contribution employee benefit plans which cover substantially all employees. Employees may contribute a percentage of eligible compensation subject to Internal Revenue Service limits. The plans call for the Company to make matching contributions, based on either a percentage of employee contributions or a discretionary amount as determined by the Company. Contributions by the Company to the plans totaled $1,865,000, $2,442,000 and $2,255,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

         The Company sponsors a nonqualified supplemental deferred compensation plan for selected management employees. As determined by the Board of Directors, the plan provides a benefit of 1% to 3% of the employee's compensation. The participant's amount is fully vested, except in those instances where the participant's employment terminates for any reason other than retirement, death or disability, in which case the participant forfeits a portion of the employer's contribution depending on length of service. Plan expenses totaled $167,000, $175,000 and $381,000 for the years ended December 31, 1999, 2000 and
2001, respectively.

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

         Interest Rate Swap Agreement --The fair value of the Company's interest rate swap agreement is $1,419,000 at December 31, 2001, based on quoted market prices for similar debt issues.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Quarterly financial information for the years ended December 31, 2000, and 2001 is summarized below (in thousands, except per share data):

                                                                                            QUARTER
                                                                                            -------
                                                                        FIRST        SECOND          THIRD         FOURTH
                                                                     ---------      ---------     ---------     ----------
2000
Net operating revenue........................................        $ 109,102      $ 117,834     $ 119,678     $  123,244
Income before income taxes...................................            9,089          9,672         9,389          6,525
Net income...................................................            5,226          5,561         5,398          3,753
Basic net income per share...................................             0.22           0.18          0.18           0.12
Diluted net income per share.................................             0.21           0.18          0.17           0.11


2001
Net operating revenue........................................        $ 122,436      $ 123,528     $ 131,770     $  153,004
Income before income taxes...................................           14,669         13,331        11,888         16,850
Net income...................................................            8,508          7,732         6,895          9,773
Basic net income per share...................................             0.27           0.25          0.22           0.31
Diluted net income per share.................................             0.26           0.24          0.21           0.30

15.  SUBSEQUENT EVENTS

         On March 14, 2002, the Company announced the signing of a definitive agreement to acquire Los Alamos Medical Center in Los Alamos, New Mexico. The acquisition will close after review and approval by the Attorney General of New Mexico. The 47-bed facility is the only hospital in the community, and serves a population of approximately 50,000. Current annual revenues are approximately $31.5 million (unaudited).

         On March 18, 2002, the Company announced the signing of a definitive agreement to acquire Memorial Hospital of Martinsville and Henry County in Martinsville, Virginia. The acquisition will close after review and approval by the Attorney General of the Commonwealth of Virginia. The 237-bed facility is the only hospital in the county, and serves a population in excess of 100,000. Current annual revenues are approximately $80.3 million (unaudited).

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


          COL. A                                           COL. B               COL. C              COL .D        COL. E
          ------                                           ------               ------              ------        ------
                                                                              ADDITIONS
                                                                              -----------
                                                                                         (1)
                                                                                     CHARGED TO
                                                         BALANCE AT      CHARGED        OTHER          (2)       BALANCE AT
                                                          BEGINNING     TO COSTS      ACCOUNTS-    DEDUCTIONS-       END
DESCRIPTION                                               OF PERIOD   AND EXPENSES    DESCRIBE      DESCRIBE      OF PERIOD
-----------                                              ----------   ------------   ----------    -----------   ----------
For the year ended December 31, 1999
    Allowance for doubtful accounts.....................    $ 9,033      $  25,572    $  6,866     $ (24,977)     $ 16,494
For the year ended December 31, 2000
    Allowance for doubtful accounts.....................     16,494         43,604       4,693       (56,470)        8,321
For the year ended December 31, 2001
    Allowance for doubtful accounts.....................    $ 8,321      $  49,283    $ 11,899     $ (19,825)     $ 49,678

----------------------------------

(1) Allowances as a result of acquisitions, and working capital settlement for a prior year acquisition.

(2)      Uncollectible accounts written off, net of recoveries.