Form 10-Q
period 2002-03-31
PROVINCE HEALTHCARE CO
filed 2002-05-15
CIK 1044942

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 0-23639

PROVINCE HEALTHCARE COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	62-1710772 (I.R.S. Employer Identification No.)

105 Westwood Place Suite 400 Brentwood, Tennessee (Address of Principal Executive Offices)	37027 (Zip Code)

(615) 370-1377
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2002

Common Stock, $.01 par value	47,686,187

PART I
FINANCIAL INFORMATION

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Note 1)
ASSETS

Current assets:

Cash and cash equivalents	$46,143	$39,375

Accounts receivable, less allowance for doubtful accounts of $57,069 in 2002 and $49,678 in 2001	118,325	109,826

Inventories	17,410	15,926

Prepaid expenses and other	10,591	21,515

Total current assets	192,469	186,642

Property, plant and equipment, net	384,832	306,494

Goodwill, net of accumulated amortization of $23,496 in 2002 and 2001	208,881	180,497

Unallocated purchase price	670	49,013

Other	38,809	37,251

Total assets	$825,661	$759,897

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$22,193	$17,515

Accrued salaries and benefits	19,771	18,867

Accrued expenses	18,697	12,139

Current maturities of long-term obligations	1,835	1,879

Total current liabilities	62,496	50,400

Long-term obligations, less current maturities	369,053	330,838

Other liabilities	15,783	14,000

Minority interest	2,691	2,654

Stockholders’ equity:

Common stock — $0.01 par value; 50,000,000 shares authorized; issued and outstanding 47,605,860 and 47,488,984 shares at March 31, 2002 and December 31, 2001, respectively (See Note 9.)	476	475

Additional paid-in-capital	290,709	288,948

Retained earnings	84,453	72,582

Total stockholders’ equity	375,638	362,005

Total liabilities and stockholders’ equity	$825,661	$759,897

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,

	2002	2001

Revenue:

Net patient service revenue	$159,780	$116,886

Other	5,821	5,550

Net operating revenue	165,601	122,436

Expenses:

Salaries, wages and benefits	62,152	46,955

Purchased services	17,091	11,183

Supplies	19,745	13,775

Provision for doubtful accounts	14,738	10,919

Other operating expenses	18,396	13,775

Rentals and leases	2,152	1,728

Depreciation and amortization	7,581	6,682

Interest expense	4,196	2,622

Minority interest	59	98

Loss on sale of assets	5	30

Total expenses	146,115	107,767

Income before provision for income taxes	19,486	14,669

Income taxes	7,794	6,161

Net income	$11,692	$8,508

Net income per share (See Note 9.):

Basic	$0.25	$0.18

Diluted	$0.23	$0.17

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,

	2002	2001

Net cash provided by operating activities	$23,487	$11,474

Investing activities

Purchase of property, plant and equipment	(15,578)	(12,749)

Other	(329)	—

Net cash used in investing activities	(15,907)	(12,749)

Financing activities

Proceeds from long-term debt	11,425	23,519

Repayments of debt	(13,774)	(19,936)

Issuance of common stock	1,537	4,982

Net cash provided by (used in) financing activities	(812)	8,565

Net increase in cash and cash equivalents	6,768	7,290

Cash and cash equivalents at beginning of period	39,375	—

Cash and cash equivalents at end of period	$46,143	$7,290

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2002

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Interim results are not necessarily indicative of results that may be expected for the full year. In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of Province Healthcare Company (the “Company”).

     The balance sheet at December 31, 2001, has been derived from the audited consolidated financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2. USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from the estimates.

3. ACQUISITIONS AND GOODWILL

     On March 14, 2002, the Company announced the signing of a definitive agreement to acquire Los Alamos Medical Center in Los Alamos, New Mexico. The 47-bed facility is the only hospital in the community and serves a population of approximately 50,000. Current annual revenues are approximately $31.5 million. Closing of the acquisition is subject to customary closing conditions and to the review and approval by the Attorney General of New Mexico. The Attorney General is currently reviewing the seller’s proposed use of proceeds from the sale and the seller has filed a claim in the U.S. District Court in Albuquerque seeking an injunction to prevent the state from interfering with the sale and the seller’s use of the proceeds. Although discussions between the seller and the Attorney General are continuing, the Company cannot predict how or when the matter will be resolved. The acquisition agreement provides that if the closing has not occurred on or before May 31, 2002, both the seller and the Company have the right to terminate the agreement.

     On March 18, 2002, the Company announced the signing of a definitive agreement to acquire Memorial Hospital of Martinsville and Henry County in Martinsville, Virginia.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (continued)

The 237-bed facility is the only hospital in the county and serves a population in excess of 100,000. Current annual revenues are approximately $80.3 million.

     On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has adopted this accounting standard for business combinations initiated after June 30, 2001.

     The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test of goodwill within six months of adoption and to complete the final step of the transitional impairment test by the end of the fiscal year. Any subsequent impairment loss resulting from the transitional impairment tests will be recorded as a cumulative effect of a change in accounting principle. While the transitional impairment tests have not been completed, management does not anticipate that the results of the tests will have a significant effect on operations or financial position of the Company. Any subsequent impairment losses after the transitional period will be reflected in operating income in the statement of income. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s pro forma net income and earnings per share would have been as follows:

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (continued)

	Three Months Ended
	March 31,

	2002	2001

Reported net income	$11,692	$8,508

Add: Goodwill amortization, net of tax	—	1,129

Pro forma adjusted net income	$11,692	$9,637

Basic earnings per share:

Reported net income	$0.25	$0.18

Add: Goodwill amortization, net of tax	—	0.02

Pro forma adjusted net income	$0.25	$0.20

Diluted earnings per share:

Reported net income	$0.23	$0.17

Add: Goodwill amortization, net of tax	—	0.02

Pro forma adjusted net income	$0.23	$0.19

     At March 31, 2002, and December 31, 2001, goodwill totaled $232.4 million and $204.0 million, respectively. Accumulated amortization totaled $23.5 million at March 31, 2002, and December 31, 2001. The $28.4 million increase in goodwill resulted primarily from the allocation of amounts recorded in unallocated purchase price at December 31, 2001, for the five hospitals acquired in the last six months of 2001. The Company has no other intangible assets.

4. LONG-TERM OBLIGATIONS

     At March 31, 2002, the Company had outstanding letters of credit totaling approximately $4.3 million, and $205.5 million available under its credit facility. During the first quarter of 2002, the Company made the decision to modify the terms of the end-loaded lease facility to enable it to account for the properties and borrowings on the balance sheet. The Company recorded approximately $46.7 million in property and equipment and approximately $40.2 million in long-term debt on the balance sheet related to these properties.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (continued)

5. COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related taxes (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income	$11,692	$8,508

Net change in fair value of interest rate swap	179	(287)

Comprehensive income	$11,871	$8,221

     The net change in fair value of interest rate swap is included in retained earnings on the balance sheet.

6. INCOME TAXES

     The income tax provision for the three months ended March 31, 2002 and 2001, differs from the statutory income tax computation primarily due to permanent differences and the provision for state income taxes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (continued)

7. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) (See Note 9.):

	Three Months Ended
	March 31,

	2002	2001

Numerator:

Net income	$11,692	$8,508

Add — convertible notes interest, net of tax	2,407	—

Adjusted net income	$14,099	$8,508

Denominator:

Denominator for basic income per share—

Weighted-average shares	47,550	46,584

Effective of dilutive securities—

Employee stock options	1,745	2,061

Convertible notes	11,899	—

Denominator for diluted income per share—

Adjusted weighted average shares	61,194	48,645

Basic net income per share	$0.25	$0.18

Diluted net income per share	$0.23	$0.17

     During the three-month period ended March 31, 2002, employees exercised options to acquire 57,859 shares of common stock at an average exercise price of $8.75 per share, and the Company issued 59,022 shares of common stock at a price of $17.49 per share under its Employee Stock Purchase Plan. There were 26% more diluted shares outstanding in the first quarter of 2002, compared with the first quarter of 2001, primarily as a result of the convertible subordinated notes.

8. CONTINGENCIES

     Management continually evaluates contingencies based on the best available evidence and believes that adequate provision for losses has been provided to the extent necessary. In the

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (continued)

opinion of management, the ultimate resolution of the following contingencies will not have a material effect on the Company’s results of operations or financial position.

General and Professional Liability Risks

     Effective January 1, 2002, the Company purchased a professional liability claims made reporting policy for professional and general liability risks. This coverage is subject to a $750,000 deductible per occurrence for general and professional liability and an additional $2.0 million self-insured retention for professional liability only. The policy provides coverage up to $51.0 million for claims incurred during the annual policy term. The Company has established reserves for estimated claims within the deductible and self-insured retention.

Litigation

     The Company currently is, and from time to time is expected to be, subject to claims and suits arising in the ordinary course of business.

Net Patient Service Revenue

     Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the consolidated statements of income in the period in which revisions are made, and resulted in minimal adjustments for the three month period ended March 31, 2002 and 2001.

Financial Instruments

     Interest rate swap agreements are used to manage the Company’s interest rate exposure under the credit facility. The Company maintains a $28.5 million interest rate swap agreement with a 5.625% fixed interest rate. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The Company anticipates that the counterparty will fully satisfy its obligations under the contract.

9. SUBSEQUENT EVENTS

     On April 30, 2002, the Company effected a three-for-two stock split, in the form of a 50% stock dividend, to stockholders of record on April 20, 2002. The stock split resulted in the issuance of 15.9 million shares of common stock and a transfer between additional paid in capital and common stock of $159,000. All historical references to common share and earnings per share amounts included in the condensed consolidated financial statements and notes thereto have been restated to reflect the three-for-two split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following along with the Condensed Consolidated Financial Statements and accompanying notes.

OVERVIEW

     We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of March 31, 2002, we owned or leased 18 general acute care hospitals in 11 states with a total of 2,156 licensed beds, and managed 34 hospitals in 13 states, with a total of 2,748 licensed beds.

     Our owned and leased hospitals accounted for 97.7% and 96.6% of our net operating revenue in the three months ended March 31, 2002 and 2001, respectively.

IMPACT OF ACQUISITIONS

     An integral part of our strategy is to acquire non-urban acute care hospitals. Because of the financial impact of our recent acquisitions, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented. In addition, because of the relatively small number of owned and leased hospitals, each hospital acquisition can materially affect our overall operating performance. Upon the acquisition of a hospital, we typically take a number of steps to lower operating costs. The impact of such actions may be offset by cost increases to expand services, strengthen medical staff and improve market position. The benefits of these investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly-acquired hospital may adversely affect overall operating margins in the near term. As we make additional hospital acquisitions, we expect that this effect will be mitigated by the expanded financial base of existing hospitals and the allocation of corporate overhead among a larger number of hospitals. We may also divest certain hospitals in the future, if we determine a hospital no longer fits within our strategy.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, information expressed as a percentage of net operating revenue. Such information has been derived from our unaudited Condensed Consolidated Statements of Income included elsewhere in this report. The results of operations for the periods presented include hospitals from their acquisition dates, as discussed or in our Annual Report on Form 10-K for the year ended December 31, 2001.

	Three Months Ended March 31,		Percentage
			Increase (Decrease)
	2002	2001	of Dollar Amounts

Net operating revenue	100.0%	100.0%	35.3%

Operating expenses (1)	(81.1)	(80.3)	34.8

EBITDA (2)	18.9	19.7	30.0

Depreciation and amortization	(4.6)	(5.5)	13.5

Interest	(2.5)	(2.1)	60.0

Other	(0.0)	(0.1)	(50.0)

Income before income taxes	11.8	12.0	32.8

Provision for income taxes	(4.7)	(5.1)	26.5

Net income	7.1%	6.9%	37.4%

(1)	Operating expenses represent expenses before income taxes, interest, minority interest, depreciation and amortization expense and loss on sale of assets.

(2)	EBITDA represents the sum of income before income taxes, interest, minority interest, depreciation and amortization, and loss on sale of assets. We understand that industry analysts generally consider EBITDA to be one measure of the financial performance of a company that is presented to assist investors in analyzing the operating performance of the Company and its ability to service debt. We believe that an increase in EBITDA level is an indicator of our improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

Selected Operating Statistics — Owned or Leased Hospitals

     The following table sets forth certain operating statistics for our company’s owned or leased hospitals for each of the periods presented.

	Three Months Ended
	March 31,

	2002	2001

Consolidated Hospitals:

Number of hospitals at end of period	18	14

Licensed beds at end of period	2,156	1,358

Beds in service at end of period	1,831	1,256

Inpatient admissions	17,999	13,413

Patient days	80,329	56,837

Adjusted patient days	129,896	92,680

Average length of stay (days)	4.5	4.2

Occupancy rates (average licensed beds)	41.4%	46.5%

Occupancy rates (average beds in service)	48.7%	50.3%

Gross inpatient revenue	$215,389,177	$149,107,615

Gross outpatient revenue	132,867,090	93,973,875

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net operating revenue was $165.6 million for the three months ended March 31, 2002, compared to $122.4 million for the comparable period of 2001, an increase of $43.2 million, or 35.3%. This represented an increase in net patient service revenue generated by hospitals owned during both periods of $9.4 million, or 8.1%, resulting from inpatient volume increases, price increases and an 8.3% increase in emergency room visits. The remaining increase is due primarily to net operating revenues generated by the five hospitals acquired in 2001.

     Operating expenses were $134.3 million, or 81.1% of net operating revenue, for the three months ended March 31, 2002, compared to $98.3 million, or 80.3% of net operating revenue, for the comparable period of 2001. Purchased services, as a percentage of net operating revenue, increased to 10.3% for the three months ended March 31, 2002, compared to 9.1% for the comparable period of the prior year. This increase is primarily attributable to the hospitals acquired in the last six months of 2001. Also, temporary outside vendors are being utilized to assist with accounts receivable management, resulting in aggressive collection efforts and reduction in accounts receivable days. Supplies were $19.7 million, or 11.9% of net operating revenue, for the three months ended March 31, 2002, compared to $13.8 million, or 11.3% of net operating revenue, for the comparable period of 2001, due to the hospitals acquired in 2001. The provision for doubtful accounts was 8.9% of net operating revenue for the three months ended March 31, 2002 and 2001.

     EBITDA was $31.3 million, or 18.9% of net operating revenue, for the three months ended March 31, 2002, compared to $24.1 million, or 19.7% of net operating revenue, for the comparable period of 2001, primarily as a result of improved operations at hospitals owned during both periods.

     Depreciation and amortization expense was $7.6 million, or 4.6% of net operating revenue, for the three months ended March 31, 2002, compared to $6.7 million, or 5.5% of net operating revenue for the comparable period of 2001. The increase in depreciation and amortization resulted primarily from capital expenditures at hospitals owned during both periods, offset by a decrease in amortization expense related to our adoption of SFAS No. 142.

     Interest expense was $4.2 million for the three months ended March 31, 2002, compared to $2.6 million for the comparable period of 2001, an increase of $1.6 million or 60.0%, primarily related to interest on the 4 1/2% Convertible Subordinated Notes issued in October 2001.

     Income before provision for income taxes was $19.5 million for the three months ended March 31, 2002, compared to $14.7 million for the comparable period of 2001, an increase of $4.8 million or 32.8%.

     Our provision for income taxes was $7.8 million for the three months ended March 31, 2002, compared to $6.2 million for the comparable period of 2001. These provisions reflect effective income tax rates of 40% for the 2002 period, compared to 42% for the 2001 period.

     As a result of the foregoing, our net income was $11.7 million, or 7.1% of net operating revenue, for the three months ended March 31, 2002, compared to $8.5 million, or 6.9% of net operating revenue for the comparable period of 2001. The comparison of net income for the three months ended March 31, 2002, to the comparable period of 2001, was materially impacted by the adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002, which requires that goodwill no longer be amortized.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had working capital of $130.0 million, including cash and cash equivalents of $46.1 million. The ratio of current assets to current liabilities was 3.1 to 1.0 at March 31, 2002, and 3.7 to 1.0 at December 31, 2001.

     Cash provided by operations was $23.5 million for the three months ended March 31, 2002. Cash used in investing activities was $15.9 million for the three months ended March 31, 2002, relating primarily to capital expenditures. Net cash used in financing activities was $0.8 million for the three months ended March 31, 2002, primarily as a result of net repayments under our revolving credit facility and issuance of common stock through exercises of stock options and through the Employee Stock Purchase Plan.

     Total long-term obligations, less current maturities, increased to $369.1 million at March 31, 2002, from $330.8 million at December 31, 2001. The increase resulted primarily from the $40.2 million in long-term debt related to the properties financed under our amended end-loaded lease facility.

     On April 30, 2002, we effected a three-for-two stock split, in the form of a 50% stock dividend, to stockholders of record on April 20, 2002. All historical references to common share and earnings per share amounts included in this Report and in our condensed consolidated financial statements and notes thereto have been restated to reflect the three-for-two split.

     We intend to acquire additional acute care facilities, and are actively seeking out such acquisitions. There can be no assurance that we will not require additional debt or equity financing for any particular acquisition. Also, we continually review our capital needs and financing opportunities and may seek additional equity or debt financing for our acquisition program or other needs.

     In April 2002, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) providing for the offer, from time to time, of common stock and debt securities, up to an aggregate of $300.0 million. Once declared effective by the SEC, the shelf registration statement will enable us to raise funds from the offering of any individual securities covered by the shelf registration statement as well as any combination thereof, subject to market conditions and our capital needs.

     Capital expenditures, excluding acquisitions, for the three months ended March 31, 2002 and 2001, were $15.6 million and $12.7 million, respectively, inclusive of construction projects. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2002 of approximately $27.4 million, exclusive of any acquisitions of businesses. Planned capital expenditures for 2002 consist principally of capital improvements to owned and leased hospitals. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility.

CRITICAL ACCOUNTING POLICIES AND IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     Critical accounting policies were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no changes in those policies since year end.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. Under the new rules in SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but are subject to annual impairment tests, or more frequently if certain indicators arise. We have no intangible assets, other than goodwill.

     We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $4.4 million ($0.09 per share) per year. Amortization, net of tax, totaled $1.1 million for the three months ended March 31, 2001. The first of the required impairment tests of goodwill as of January 1, 2002, will be completed prior to the end of the second quarter of 2002, and we do not expect the results of these tests to have a significant effect on operations or financial position.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

     Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% — 75% of our debt at a fixed rate, either by borrowings on a long-term basis or entering into an interest rate swap.

     At March 31, 2002, approximately 100% of our outstanding debt amounts were effectively at a fixed rate. Our interest rate swap contract allows us to periodically exchange fixed rate and floating rate payments over the life of the agreement. Floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the interest rate swap was consummated. Our interest rate swap is a cash flow hedge, which effectively converts an aggregate notional amount of $28.5 million of floating rate borrowings to fixed rate borrowings at March 31, 2002. Our policy is not to hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. We are exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. We anticipate that the counterparty will fully satisfy its obligations under the contract.

GENERAL

     The Medicare program accounted for approximately 57.5% and 55.1% of hospital patient days for the three months ended March 31, 2002 and 2001, respectively. The Medicaid programs accounted for approximately 19.1% and 18.3% of hospital patient days for the three months ended March 31, 2002 and 2001, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

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

FORWARD-LOOKING STATEMENTS

     Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change include, but are not limited to:

•	the highly competitive nature of the healthcare business;

•	the efforts of insurers, healthcare providers and others to contain healthcare costs;

•	the financial condition of managed care organizations that pay us for healthcare services;

•	possible changes in the levels and terms of reimbursement for our charges by government programs, including Medicare and Medicaid or other third-party payors;

•	changes in or failure to comply with federal, state or local laws and regulations affecting the healthcare industry;

•	the possible enactment of federal or state healthcare reform;

•	the departure of key members of our management;

•	claims and legal actions relating to professional liability;

•	our ability to implement successfully our acquisition and development strategy;

•	our ability to attract and retain qualified personnel and recruit physicians;

•	potential federal or state investigations;

•	fluctuations in the market value of our common stock or notes;

changes in accounting principles generally accepted in the United States or in our critical accounting policies;

•	changes in demographic, general economic and business conditions, both nationally and in the regions in which we operate; and

•	other risks described in this report.

     Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission, as well as the discussion of risks and uncertainties under the caption “Risk Factors” contained in our Registration Statement on Form S-3, filed with the Securities and Exchange Commission on December 20, 2001, effective as of January 16, 2002 (Commission File No. 333-75646), and any amendments to such registration statement. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here also could affect us adversely. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three months ended March 31, 2002, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2001. Our only derivative instrument relates to an interest rate swap agreement.

PART II
OTHER INFORMATION

Item 5. Other Information

     The deadline for delivering your notice of a shareholder proposal, other than a proposal to be included in the proxy statement, for the 2003 annual meeting of shareholders will be March 7, 2003, pursuant to Rule 14a-4 under the Securities Exchange Act of 1934. The persons named as proxies in the proxy statement may exercise discretionary voting authority with respect to any matter that is not submitted to us by such date.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000 (a)

3.2	Amended and Restated Bylaws of Province Healthcare Company (b)

4.1	Amendment No. 1 to Certain Operative Agreements dated as of March 29, 2002, among Province Healthcare Company, as the Lessee and as the Construction Agent, the various parties thereto from time to time, as guarantors, Wells Fargo Bank Northwest, National Association (formerly known as First Security Bank, National Association), as the Owner Trustee, the various banks and other lending institutions which are parties thereto from time to time, as holders, the various banks and lending institutions which are parties thereto from time to time, as lenders and First Union National Bank, as the agent for the Lenders and respecting the Security Documents, as the agent for the Lenders and the Holders, to the extent of their interests. *

(a)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2000, Commission File No. 0-23639.

(b)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1, Registration No. 333-34421.

*	filed herewith

(b)  Reports on Form 8-K

     During the three months ended March 31, 2002, we filed the following reports on Form 8-K:

(i) Form 8-K, filed on February 27, 2002, with respect to the announcement of the appointment of John M. Rutledge, Stephen M. Ray and David R. Klock to the Board of Directors.

(ii) Form 8-K, filed on March 25, 2002, with respect to the announcement of a definitive agreement to acquire substantially all of the assets of Los Alamos Medical Center in Los Alamos, New Mexico and a definitive agreement to acquire substantially all of the assets of Memorial Hospital of Martinsville and Henry County in Martinsville, Virginia.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVINCE HEALTHCARE COMPANY

Date: May 14, 2002	By:	/s/ Brenda B. Rector Brenda B. Rector Vice President and Controller