Form 10-Q
period 2002-06-30
PROVINCE HEALTHCARE CO
filed 2002-08-14
CIK 1044942

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at August 7, 2002 48,546,508 shares

PART I
FINANCIAL INFORMATION

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$23,044	$39,375
Accounts receivable, less allowance for doubtful accounts of $71,485 in 2002 and $49,678 in 2001	123,310	109,826
Inventories	20,076	15,926
Prepaid expenses and other	10,081	21,515

Total current assets	176,511	186,642
Property, plant and equipment, net	442,096	306,494
Goodwill, net	323,921	180,497
Unallocated purchase price	—	49,013
Other	37,539	37,251

Total assets	$980,067	$759,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,823	$17,515
Accrued salaries and benefits	29,382	18,867
Accrued expenses	12,553	12,139
Current maturities of long-term obligations	1,690	1,879

Total current liabilities	70,448	50,400
Long-term obligations, less current maturities	491,275	330,838
Other liabilities	17,307	14,000
Minority interest	2,662	2,654
Stockholders’ equity:
Common stock — $0.01 par value; 150,000,000 and 50,000,000 shares authorized at June 30, 2002 and December 31, 2001, respectively; issued and outstanding 48,472,328 and 47,488,984 shares at June 30, 2002 and December 31, 2001, respectively	485	475
Additional paid-in-capital	302,484	288,948
Retained earnings	95,406	72,582

Total stockholders’ equity	398,375	362,005

Total liabilities and stockholders’ equity	$980,067	$759,897

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,

	2002	2001

Revenue:
Net patient service revenue	$168,234	$118,556
Other	5,766	4,972

Net operating revenue	174,000	123,528
Expenses:
Salaries, wages and benefits	67,476	47,607
Purchased services	18,209	11,942
Supplies	20,465	13,399
Provision for doubtful accounts	12,753	11,893
Other operating expenses	20,304	14,218
Rentals and leases	2,200	1,879
Depreciation and amortization	8,752	6,905
Interest expense	5,545	2,142
Minority interest	(3)	71
Loss on sale of assets	48	141

Total expenses	155,749	110,197

Income before provision for income taxes	18,251	13,331
Income taxes	7,300	5,599

Net income	$10,951	$7,732

Net income per share:
Basic	$0.23	$0.17

Diluted	$0.22	$0.16

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended June 30,

	2002	2001

Revenue:
Net patient service revenue	$328,014	$235,442
Other	11,587	10,522

Net operating revenue	339,601	245,964
Expenses:
Salaries, wages and benefits	129,628	94,562
Purchased services	35,300	23,124
Supplies	40,210	27,174
Provision for doubtful accounts	27,491	22,812
Other operating expenses	38,700	27,993
Rentals and leases	4,352	3,608
Depreciation and amortization	16,333	13,587
Interest expense	9,740	4,764
Minority interest	56	169
Loss on sale of assets	53	171

Total expenses	301,863	217,964

Income before provision for income taxes	37,738	28,000
Income taxes	15,095	11,760

Net income	$22,643	$16,240

Net income per share:
Basic	$0.47	$0.35

Diluted	$0.45	$0.33

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,

	2002	2001

Net cash provided by operating activities	$52,634	$26,742
Investing activities
Purchase of property, plant and equipment	(25,788)	(28,321)
Purchase of acquired hospitals	(172,028)	—

Net cash used in investing activities	(197,816)	(28,321)
Financing activities
Proceeds from long-term debt	134,328	49,433
Repayments of debt	(15,192)	(48,851)
Issuance of common stock	9,715	8,444

Net cash provided by financing activities	128,851	9,026

Net increase (decrease) in cash and cash equivalents	(16,331)	7,447
Cash and cash equivalents at beginning of period	39,375	—

Cash and cash equivalents at end of period	$23,044	$7,447

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2002

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

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – (continued)

3. ACQUISITIONS AND GOODWILL

2001 Acquisitions

     During the last six months of 2001, the Company acquired five hospitals: Selma Regional Medical Center, acquired in July 2001; Ashland Regional Medical Center, acquired in August 2001; Vaughan Regional Medical Center, acquired in October 2001; Medical Center of Southern Indiana, acquired in October 2001; and Teche Regional Medical Center, acquired in December 2001.

     In the second quarter of 2002, the Company consolidated the operations of Selma Regional Medical Center and Vaughan Regional Medical Center. The preliminary allocation of the purchase price of the Selma hospitals has been determined based upon currently available information and is subject to further refinement pending final appraisals. The consolidation of the operations of these hospitals resulted in a regional hospital (Vaughan Regional Medical Center) that provides more intensive services to the large area it serves.

Memorial Hospital of Martinsville and Henry County

     In May 2002, the Company acquired Memorial Hospital of Martinsville and Henry County in Martinsville, Virginia for approximately $129.2 million, including working capital. To finance this acquisition, the Company borrowed $86.0 million under its revolving credit facility and used approximately $43.2 million of available cash. The preliminary allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final appraisal. This is the Company’s first Virginia hospital and is the only hospital in the county, serving a population in excess of 100,000.

Los Alamos Medical Center

     In June 2002, the Company acquired Los Alamos Medical Center in Los Alamos, New Mexico for approximately $39.0 million, including working capital. To finance this acquisition, the Company borrowed $37.0 million under its revolving credit facility. The preliminary allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final appraisal. This is the Company’s first New Mexico hospital and is the only hospital in the community and serves a population of approximately 50,000.

     The operating results of the hospitals acquired in 2001 and 2002 have been included in the accompanying condensed consolidated statements of income from the respective dates of acquisition.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – (continued)

     The following pro forma information reflects the operations of the entities acquired in 2002 and 2001, as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the acquisitions (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net operating revenue	$186,319	$183,866	$383,189	$367,769
Net income	$11,444	$7,404	$24,643	$16,867
Earnings per share:
Basic	$0.24	$0.16	$0.52	$0.36
Diluted	$0.19	$0.15	$0.40	$0.35

     The pro forma results of operations do not purport to represent what the Company’s results would have been had such transactions, in fact, occurred at the beginning of the periods presented or to project the Company’s results of operations in any future period.

     The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if certain indicators arise. The transitional impairment tests have been completed, and the results of the tests had no effect on operations or financial position of the Company. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s pro forma net income and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income	$10,951	$7,732	$22,643	$16,240
Add: Goodwill amortization, net of tax	—	1,080	—	2,209

Pro forma adjusted net income	$10,951	$8,812	$22,643	$18,449

Basic earnings per share:
Reported net income	$0.23	$0.17	$0.47	$0.35
Add: Goodwill amortization, net of tax	—	0.02	—	0.05

Pro forma adjusted net income	$0.23	$0.19	$0.47	$0.40

Diluted earnings per share:
Reported net income	$0.22	$0.16	$0.45	$0.33
Add: Goodwill amortization, net of tax	—	0.02	—	0.05

Pro forma adjusted net income	$0.22	$0.18	$0.45	$0.38

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – (continued)

     At June 30, 2002, and December 31, 2001, goodwill totaled $347.4 million and $204.0 million, respectively. Accumulated amortization totaled $23.5 million at June 30, 2002, and December 31, 2001. The $143.4 million increase in goodwill resulted primarily from the allocation of purchase price for the Martinsville and Los Alamos acquisitions. The Company has no other intangible assets.

4. LONG-TERM OBLIGATIONS

     At June 30, 2002, the Company had letters of credit totaling approximately $4.3 million outstanding, and $82.4 million available under its credit facility. During the first quarter of 2002, the Company made the decision to modify the terms of the end-loaded lease facility to enable it to account for the related properties and borrowings on the balance sheet. The Company recorded approximately $46.7 million in property and equipment and approximately $40.2 million in long-term debt on the balance sheet related to this modification of the end-loaded lease facility.

5. COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$10,951	$7,732	$22,643	$16,240
Net change in fair value of interest rate swap	2	15	181	(272)

Comprehensive income	$10,953	$7,747	$22,824	$15,968

     The net change in fair value of interest rate swap is included in retained earnings on the condensed consolidated balance sheets.

6. INCOME TAXES

     The income tax provision for the three and six-month periods ended June 30, 2002 and 2001, differs from the statutory income tax computation primarily due to permanent differences and the provision for state income taxes. These provisions reflect effective income tax rates of 40.0% for the 2002 periods and 42.0% for the 2001 periods.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – (continued)

7. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator:
Net income	$10,951	$7,732	$22,643	$16,240
Add convertible notes interest, net of tax	2,434	—	4,841	—

Adjusted net income	$13,385	$7,732	$27,484	$16,240

Denominator:
Denominator for basic income per share— Weighted-average shares	47,901	46,986	47,726	46,787
Effective of dilutive securities— Employee stock options	1,871	1,940	1,770	1,938
Convertible notes	11,899	—	11,899	—

Denominator for diluted income per share— Adjusted weighted average shares	61,671	48,926	61,395	48,725

Basic net income per share	$0.23	$0.17	$0.47	$0.35

Diluted net income per share	$0.22	$0.16	$0.45	$0.33

     During the three-month period ended June 30, 2002, employees exercised options to acquire 864,917 shares of common stock at an average exercise price of $9.91 per share. During the six-month period ended June 30, 2002, employees exercised options to acquire 922,776 shares of common stock at an average exercise price of $9.83 per share, and the Company issued 59,022 shares of common stock at a price of $17.49 per share under its Employee Stock Purchase Plan. There were 26% more diluted shares outstanding in both the three and six-month periods ended June 30, 2002, than in the comparable periods of 2001, primarily as a result of the Company’s two outstanding series of convertible subordinated notes.

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

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – (continued)

General and Professional Liability Risks

     Effective January 1, 2002, the Company purchased liability claims made reporting policy for professional and general liability risks. This coverage is subject to a $750,000 deductible per occurrence for general and professional liability and an additional $2.0 million self-insured retention for professional and general liability. The policy provides coverage up to $51.0 million for claims incurred during the annual policy term. The Company has established reserves for estimated claims within the deductible and self-insured retention.

Litigation

     The Company currently is, and from time to time is expected to be, subject to claims and suits arising in the ordinary course of business.

Net Patient Service Revenue

     Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the consolidated statements of income in the period in which revisions are made, and resulted in minimal adjustments for the three and six-month periods ended June 30, 2002 and 2001.

Financial Instruments

     Interest rate swap agreements are used to manage the Company’s interest rate exposure under the revolving credit facility. The Company maintains a $28.5 million interest rate swap agreement with a 5.625% fixed interest rate. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The Company anticipates that the counterparty will fully satisfy its obligations under the contract.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following along with the Condensed Consolidated Financial Statements and accompanying notes.

OVERVIEW

     We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of June 30, 2002, we owned or leased 20 general acute care hospitals in 13 states with a total of 2,315 licensed beds, and managed 35 hospitals in 14 states, with a total of 2,863 licensed beds.

     Our owned and leased hospitals accounted for 97.8% and 97.0% of our net operating revenue in the three months ended June 30, 2002 and 2001, respectively, and 97.8% and 96.8% of our net operating revenue in the six months ended June 30, 2002 and 2001, respectively.

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

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, information expressed as a percentage of net operating revenue. Such information has been derived from our unaudited Condensed Consolidated Statements of Income included elsewhere in this report. The results of operations for the periods presented include hospitals from their acquisition dates, as discussed in the notes to the condensed consolidated financial statements.

	Three Months Ended June 30,		Percentage
			Increase(Decrease)
	2002	2001	of Dollar Amounts

Net operating revenue	100.0%	100.0%	40.9%
Operating expenses (1)	(81.3)	(81.7)	40.1

EBITDA (2)	18.7	18.3	44.3
Depreciation and amortization	(5.0)	(5.6)	26.7
Interest	(3.2)	(1.7)	158.9
Other	—	(0.1)	(78.8)

Income before income taxes	10.5	10.9	36.9
Provision for income taxes	(4.2)	(4.6)	30.4

Net income	6.3%	6.3%	41.6%

	Six Months Ended June 30,		Percentage
			Increase(Decrease)
	2002	2001	of Dollar Amounts

Net operating revenue	100.0%	100.0%	38.1%
Operating expenses (1)	(81.2)	(81.0)	38.3

EBITDA (2)	18.8	19.0	36.9
Depreciation and amortization	(4.8)	(5.5)	20.2
Interest	(2.9)	(1.9)	104.5
Other	—	(0.1)	(67.9)

Income before income taxes	11.1	11.5	34.8
Provision for income taxes	(4.4)	(4.9)	28.4

Net income	6.7%	6.6%	39.4%

(1)	Operating expenses represent expenses before income taxes, interest, minority interest, depreciation and amortization expense and loss on sale of assets.

(2)	EBITDA represents the sum of income before income taxes, interest, minority interest, depreciation and amortization, and loss on sale of assets. We understand that industry analysts generally consider EBITDA to be one measure of the financial performance of a company that is presented to assist investors in analyzing the operating performance of the Company and its ability to service debt. We believe that an increase in EBITDA level is an indicator of our improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

Selected Operating Statistics – Owned or Leased Hospitals

     The following table sets forth certain operating statistics for our company’s owned or leased hospitals for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Consolidated Hospitals:
Number of hospitals at end of period	20	14	20	14
Licensed beds at end of period	2,315	1,393	2,315	1,393
Beds in service at end of period	1,905	1,291	1,905	1,291
Inpatient admissions	17,849	12,501	35,848	25,914
Patient days	76,425	53,963	156,754	110,800
Adjusted patient days	133,444	88,552	263,340	181,232
Average length of stay (days)	4.3	4.3	4.4	4.3
Occupancy rates (average licensed beds)	36.3%	42.6%	37.4%	43.9%
Occupancy rates (average beds in service)	44.1%	45.9%	45.5%	47.4%
Gross inpatient revenue	$204,689,260	$148,217,091	$420,078,438	$297,324,707
Gross outpatient revenue	152,541,998	94,987,243	285,409,088	188,961,118

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Net operating revenue was $174.0 million for the three months ended June 30, 2002, compared to $123.5 million for the comparable period of 2001, an increase of $50.5 million, or 40.9%. This represented an increase in net patient service revenue generated by hospitals owned during both periods of $2.0 million. Included in net patient revenue growth was an approximate 2.6% growth in net patient revenues, excluding closed units, of hospitals owned during both periods. The remaining increase is due primarily to net operating revenues generated by the hospitals acquired in 2001 and 2002.

     Operating expenses were $141.4 million, or 81.3% of net operating revenue, for the three months ended June 30, 2002, compared to $100.9 million, or 81.7% of net operating revenue, for the comparable period of 2001. Purchased services, as a percentage of net operating revenue, increased to 10.5% for the three months ended June 30, 2002, compared to 9.7% for the comparable period of the prior year. This increase is primarily attributable to the hospitals acquired in the last six months of 2001. Also, temporary outside vendors are being utilized to assist with accounts receivable management, resulting in aggressive collection efforts and reduction in accounts receivable days. Supplies increased to 11.8% of net operating revenue, for the three months ended June 30, 2002, compared to 10.8% of net operating revenue, for the comparable period of 2001, due primarily to the hospitals acquired in 2001 and 2002. The provision for doubtful accounts was 7.3% of net operating revenue for the three months ended June 30, 2002, compared to 9.6% for the comparable period of 2001. This improvement resulted primarily from an aggressive program to increase front-end collections and reduce overall days outstanding.

     EBITDA was $32.6 million, or 18.7% of net operating revenue, for the three months ended June 30, 2002, compared to $22.6 million, or 18.3% of net operating revenue, for the comparable period of 2001.

     Depreciation and amortization expense was $8.8 million, or 5.0% of net operating revenue, for the three months ended June 30, 2002, compared to $6.9 million, or 5.6% of net operating revenue for the comparable period of 2001. The increase in depreciation and amortization resulted primarily from capital expenditures at hospitals owned during both periods, offset by a decrease in amortization expense related to our adoption of SFAS No. 142.

     Interest expense was $5.5 million for the three months ended June 30, 2002, compared to $2.1 million for the comparable period of 2001, an increase of $3.4 million or 158.9%, primarily related to interest on the 4 1/4% convertible subordinated notes issued in October 2001.

     Income before provision for income taxes was $18.2 million for the three months ended June 30, 2002, compared to $13.4 million for the comparable period of 2001, an increase of $4.8 million or 36.9%. Our provision for income taxes was $7.3 million for the three months ended June 30, 2002, compared to $5.6 million for the comparable period of 2001.

     As a result of the foregoing, our net income was $11.0 million, or 6.3% of net operating revenue, for the three months ended June 30, 2002, compared to $7.7 million, or 6.3% of net operating revenue for the comparable period of 2001. The comparison of net income for the three months ended June 30, 2002, to the comparable period of 2001, was materially impacted by the adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002, which requires that goodwill no longer be amortized.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Net operating revenue was $339.6 million for the six months ended June 30, 2002, compared to $246.0 million for the comparable period of 2001, an increase of $93.6 million or 38.1%. Cost report settlements and the filing of cost reports resulted in minimal revenue adjustments for the six months ended June 30, 2002 and 2001. Net patient service revenue generated by hospitals owned during both periods increased $11.5 million, or 4.9%, resulting from inpatient volume increases, new services and price increases. The remaining increase relates to hospitals acquired in 2001 and 2002.

     Operating expenses were $275.7 million, or 81.2% of net operating revenue, for the six months ended June 30, 2002, compared to $199.3 million, or 81.0% of net operating revenue, for the comparable period of 2001. Purchased services, as a percentage of net operating revenue, increased to 10.4% for the six months ended June 30, 2002, compared to 9.4% for the comparable period of the prior year, primarily attributable to hospitals acquired in 2001 and 2002. Also, temporary outside vendors are being utilized to assist with accounts receivable management, resulting in aggressive collection efforts and reduction in days outstanding. Supplies increased to 11.8% of net operating revenue for the six months ended June 30, 2002, compared to 11.0% for the comparable period of the prior year, due primarily to the hospitals acquired in 2001 and 2002. The provision for doubtful accounts decreased to 8.1% of net operating revenue in 2002 from 9.3% of net operating revenue in 2001, primarily as a result of the focus on accounts receivable management.

     EBITDA was $63.9 million, or 18.8% of net operating revenue, for the six months ended June 30, 2002, compared to $46.7 million, or 19.0% of net operating revenue, for the comparable period of 2001.

     Depreciation and amortization expense was $16.3 million, or 4.8% of net operating revenue, for the six months ended June 30, 2002, compared to $13.6 million, or 5.5% of net operating revenue for the comparable period of 2001. The increase in depreciation and amortization resulted primarily from hospitals acquired in 2001, offset by a decrease in amortization expense related to our adoption of SFAS No. 142.

     Interest expense was $9.7 million for the six months ended June 30, 2002, compared to $4.8 million for the comparable period of 2001, an increase of $5.0 million or 104.5% primarily related to interest on the 4 1/4% convertible subordinated notes issued in October 2001.

     Income before provision for income taxes was $37.7 million for the six months ended June 30, 2002, compared to $28.0 million for the comparable period of 2001, an increase of $9.7 million or 34.8%. Our provision for income taxes was $15.1 million for the six months ended June 30, 2002, compared to $11.8 million for the comparable period of 2001.

     As a result of the foregoing, our net income was $22.6 million, or 6.7% of net operating revenue, for the six months ended June 30, 2002, compared to $16.2 million, or 6.6% of net operating revenue for the comparable period of 2001. The comparison of net income for the six months ended June 30, 2002, to the comparable period of 2001, was materially impacted by the adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002, which requires that goodwill no longer be amortized.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, we had working capital of $106.1 million, including cash and cash equivalents of $23.0 million. The ratio of current assets to current liabilities was 2.5 to 1.0 at June 30, 2002, and 3.7 to 1.0 at December 31, 2001.

     Cash provided by operations was $52.6 million for the six months ended June 30, 2002. Cash used in investing activities was $197.8 million for the six months ended June 30, 2002, relating primarily to the purchase of Memorial Hospital of Martinsville and Henry County in May 2002, and Los Alamos Medical Center in June 2002. Net cash provided by financing activities was $128.9 million for the six months ended June 30, 2002, primarily as a result of borrowings under our revolving credit facility to fund acquisitions and issuance of common stock through exercises of stock options under our Long-Term Equity Incentive Plan and through our Employee Stock Purchase Plan.

     Total long-term obligations, less current maturities, increased to $491.3 million at June 30, 2002, from $330.8 million at December 31, 2001. The increase resulted primarily from borrowings to finance the two hospitals acquired in the second quarter of 2002 and the $40.2 million in long-term debt related to the properties financed under our amended end-loaded lease facility in the first quarter of 2002. At June 30, 2002, we had $82.4 million available for borrowing under our senior credit facility.

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

     On June 14, 2002, the Securities and Exchange Commission (“SEC”) declared effective our shelf registration statement on Form S-3 providing for the offer, from time to time, of common stock and debt securities, up to an aggregate of $300.0 million. The shelf registration statement will enable us to raise funds from the offering of any individual securities covered by the shelf registration statement as well as any combination thereof, subject to market conditions and our capital needs.

     Capital expenditures, excluding acquisitions, for the six months ended June 30, 2002 and 2001, were $25.8 million and $28.3 million, respectively, inclusive of construction projects. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2002 of approximately $27.4 million, exclusive of any acquisitions of businesses or construction projects. Planned capital expenditures for 2002 consist principally of capital improvements to owned and leased hospitals. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility.

CRITICAL ACCOUNTING POLICIES AND IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2001. We have made no changes in those policies since year end.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, (“SFAS No. 142”) Goodwill and Other Intangible Assets. Under the new rules in SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but are subject to annual impairment tests, or more frequently if certain indicators arise. We have no intangible assets, other than goodwill.

     We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $4.4 million ($0.09 per share) per year. The required impairment tests of goodwill as of January 1, 2002, was completed in the second quarter of 2002, and the results of those tests had no effect on our operations or financial position.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

     Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% — 75% of our debt at a fixed rate, either by borrowings on a long-term basis or entering into an interest rate swap.

     At June 30, 2002, approximately 73% of our outstanding debt amounts were effectively at a fixed rate. Our interest rate swap contract allows us to periodically exchange fixed rate and floating rate payments over the life of the agreement. Floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the interest rate swap was consummated. Our interest rate swap is a cash flow hedge, which effectively converted an aggregate notional amount of $28.5 million of floating rate borrowings to fixed rate borrowings at June 30, 2002. Our policy is not to hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. We are exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. We anticipate that the counterparty will fully satisfy its obligations under the contract.

GENERAL

     The Medicare program accounted for approximately 55.3% and 56.4% of hospital patient days for the three and six months ended June 30, 2002, respectively. The Medicaid programs accounted for approximately 19.1% of hospital patient days for both the three and six-month periods ended June 30, 2002. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

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

     Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change include, but are not limited to:

•	the highly competitive nature of the healthcare business;

•	the efforts of insurers, healthcare providers and others to contain healthcare costs;

•	the financial condition of managed care organizations that pay us for healthcare services;

•	possible changes in the levels and terms of reimbursement for our charges by government programs, including Medicare and Medicaid or other third-party payors;

•	changes in or failure to comply with federal, state or local laws and regulations affecting the healthcare industry;

•	the possible enactment of federal or state healthcare reform;

•	the departure of key members of our management;

•	claims and legal actions relating to professional liability;

•	our ability to implement successfully our acquisition and development strategy;

•	our ability to attract and retain qualified personnel and recruit physicians;

•	potential federal or state investigations;

•	fluctuations in the market value of our common stock or notes;

•	changes in accounting principles generally accepted in the United States or in our critical accounting policies;

•	changes in demographic, general economic and business conditions, both nationally and in the regions in which we operate; and

•	other risks described in this report.

     Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures and discussions of risks we make in our Form 10-K, 10-Q and 8-K reports and other filings with the Securities and Exchange Commission. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here also could affect us adversely. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three and six-month periods ended June 30, 2002, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2001. Our only derivative instrument relates to an interest rate swap agreement.

PART II
OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 22, 2002, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Amended and Restated Certificate of Incorporation. The purpose of the amendment was to increase the number of authorized shares of our common stock from 50,000,000 to 150,000,000 shares, which will enable us to continue our acquisition strategy or to engage in future equity financings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On Wednesday, May 22, 2002, we held our 2002 annual meeting of shareholders. At such meeting, the shareholders voted on the following five proposals:

     First, the shareholders voted on the election of eight nominees to the Board of Directors. The incumbent Board of Directors, consisting of Martin S. Rash, John M. Rutledge, Stephen M. Ray, Joseph P. Nolan, David L. Steffy, Winfield C. Dunn, Paul J. Feldstein and David R. Klock, determined that the size of the Board of Directors be set at eight members. The Board of Directors then nominated Martin S. Rash, John M. Rutledge, Stephen M. Ray, Joseph P. Nolan, David L. Steffy, Winfield C. Dunn, Paul J. Feldstein and David R. Klock, for election at such annual meeting to serve until the 2003 annual meeting of shareholders. The directors were elected by the following vote:

		Withhold
Name	For	Authority

Martin S. Rash	42,523,233	283,351
John M. Rutledge	42,520,170	286,414
Stephen M. Ray	42,524,992	281,592
Joseph P. Nolan	42,524,767	281,817
David L. Steffy	42,527,767	278,817
Winfield C. Dunn	42,522,517	284,067
Paul J. Feldstein	42,527,542	279,042
David R. Klock	42,527,992	278,592

     Second, the shareholders voted to approve the appointment of Ernst & Young LLP as independent auditors of our company and its subsidiaries for the fiscal year ending December 31, 2002. At the annual meeting, the shareholders voted to ratify the appointment of Ernst & Young LLP, with 41,522,007 votes for, 1,252,267 votes against and 32,310 abstentions.

     Third, the shareholders voted to approve the adoption of the Amended and Restated Province Healthcare Company 1997 Long-Term Equity Incentive Plan (the “LTEIP”). Prior to the annual meeting the Board of Directors had amended and restated the plan, subject to shareholder approval, to (i) increase the number of authorized shares of common stock that are available for incentive awards under the plan by 4,500,000 shares which resulted in an increase from 8,120,286 to 12,620,286 shares, (ii) increase the number of shares that can be available under awards to an individual in a year to 841,352, (iii) limit the methods of payment that our company may accept on exercise of an option, (iv) eliminate the automatic termination of the plan and (v) limit awards to incentive stock options, nonqualified stock options and restricted stock. At the annual meeting, the shareholders voted to approve the LTEIP, with 29,925,609 votes for, 9,877,069 votes against, 86,539 abstentions and 2,917,367 broker non-votes.

     Fourth, the shareholders voted to approve the adoption of the Amended and Restated Province Healthcare Company Employee Stock Purchase Plan (the “ESPP”). Prior to the annual meeting, the Board of Directors had amended and restated the plan, subject to shareholder approval, to (i) increase the number of authorized shares of common stock that are available for incentive awards under the plan by 562,500 which resulted in an increase from 562,500 to 1,125,000 shares, and (ii) to eliminate the three month employment requirement for eligibility to participate in the plan. At the annual meeting, the shareholders voted to approve the ESPP, with 37,973,347 votes for, 1,861,378 votes against, 54,492 abstentions and 2,917,367 broker non-votes.

     Fifth, the shareholders voted to approve the adoption of the Certificate of Amendment to our Amended and Restated Certificate of Incorporation (the “Amendment”). Prior to the annual meeting, the Board of Directors had adopted, subject to shareholder approval, an amendment to increase the number of authorized shares of our common stock from 50,000,000 to 150,000,000. At the annual meeting, the shareholders voted to approve the Amendment, with 36,816,574 votes for, 5,596,598 votes against, and 13,411 abstentions.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000 (a)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on May 22, 2002 (b)

3.3	Amended and Restated Bylaws of Province Healthcare Company (b)

10.1	Amended and Restated Province Healthcare Company 1997 Long-Term Equity Incentive Plan (c) *

10.2	Amended and Restated Province Healthcare Company Employee Stock Purchase Plan (c) *

(a)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2000, Commission File No. 0-23639.

(b)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3/A, filed on June 11, 2002, Registration Number 333-86578.

(c)	Incorporated by reference to the exhibits filed with the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 26, 2002, Commission File No. 000-23639.

*	Management Compensatory Plan or Arrangement

(b)  Reports on Form 8-K

     During the three months ended June 30, 2002, we filed the following reports on Form 8-K:

(i)	Form 8-K, filed on April 10, 2002, with respect to the announcement that our Board of Directors approved a 3-for-2 stock split to be effected in the form of a 50% stock dividend.

(ii)	Form 8-K, filed on May 16, 2002, with respect to the closing of the acquisition of Memorial Hospital of Martinsville and Henry County in Martinsville, Virginia.

(iii)	Form 8-K, filed on June 3, 2002, with respect to the closing of the acquisition of Los Alamos Medical Center in Los Alamos, New Mexico.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVINCE HEALTHCARE COMPANY

Date: August 14, 2002	By:	/s/ Brenda B. Rector

Brenda B. Rector Vice President and Controller