Form 10-Q
period 2002-09-30
PROVINCE HEALTHCARE CO
filed 2002-11-14
CIK 1044942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2002 or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ___________________ to __________________

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

Yes    X     No
    ------      -------

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                              OUTSTANDING AT NOVEMBER 11, 2002
COMMON STOCK, $.01 PAR VALUE                           48,579,825 SHARES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets
              September 30, 2002 and December 31, 2001.........................1

          Condensed Consolidated Statements of Income
              Three Months Ended September 30, 2002 and 2001...................2

          Condensed Consolidated Statements of Income
              Nine Months Ended September 30, 2002 and 2001....................3

          Condensed Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2002 and 2001....................4

          Notes to Condensed Consolidated Financial Statements.................5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK.....................................................19

ITEM 4.   CONTROLS AND PROCEDURES.............................................19

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                 September 30,  December 31,
                                                                      2002         2001
                                                                 ------------- ------------
                                                                  (Unaudited)   (Note 1)
                               ASSETS

Current assets:
  Cash and cash equivalents                                        $ 12,203      $ 39,375
  Accounts receivable, less allowance for doubtful accounts
    of $69,048 in 2002 and $49,678 in 2001                          124,611       109,826
  Inventories                                                        19,888        15,926
  Prepaid expenses and other                                         10,848        21,515
                                                                   --------      --------
    Total current assets                                            167,550       186,642

Property, plant and equipment, net                                  434,291       306,494
Goodwill                                                            331,882       180,497
Unallocated purchase price                                               --        49,013
Other                                                                37,108        37,251
                                                                   --------      --------
Total assets                                                       $970,831      $759,897
                                                                   ========      ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $ 25,641      $ 17,515
  Accrued salaries and benefits                                      23,837        18,867
  Accrued expenses                                                   19,033        12,139
  Current maturities of long-term obligations                         1,693         1,879
                                                                   --------      --------
    Total current liabilities                                        70,204        50,400

Long-term obligations, less current maturities                      466,975       330,838
Other liabilities                                                    22,282        14,000
Minority interest                                                     2,670         2,654

Stockholders' equity:
  Common stock - $0.01 par value; 150,000,000 and 50,000,000 shares authorized at September 30, 2002 and December
    31, 2001, respectively; issued and outstanding 48,571,102
    and 47,488,984 shares at September 30, 2002 and December
    31, 2001, respectively                                              486           475
  Additional paid-in-capital                                        302,691       288,948
  Retained earnings                                                 105,523        72,582
                                                                   --------      --------
    Total stockholders' equity                                      408,700       362,005
                                                                   --------      --------
Total liabilities and stockholders' equity                         $970,831      $759,897
                                                                   ========      ========



                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                Three Months Ended September 30,
                                                --------------------------------
                                                     2002              2001
                                                   --------         ---------
Revenue:
  Net patient service revenue                      $178,111         $ 126,393
  Other                                               5,851             5,377
                                                   --------         ---------
    Net operating revenue                           183,962           131,770

Expenses:
  Salaries, wages and benefits                       72,115            51,586
  Purchased services                                 19,305            12,731
  Supplies                                           23,396            14,562
  Provision for doubtful accounts                    14,042            13,578
  Other operating expenses                           21,576            15,130
  Rentals and leases                                  2,165             1,871
  Depreciation and amortization                       9,419             7,596
  Interest expense                                    6,218             2,833
  Minority interest                                      16               (10)
  Loss on sale of assets                                 --                 5
                                                   --------         ---------
    Total expenses                                  168,252           119,882
                                                   --------         ---------

Income before provision for income taxes             15,710            11,888
Income taxes                                          6,284             4,993
                                                   --------         ---------
Net income                                         $  9,426         $   6,895
                                                   ========         =========

Net income per share:
  Basic                                            $   0.19         $    0.15
                                                   ========         =========
  Diluted                                          $   0.19         $    0.14
                                                   ========         =========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                      2002             2001
                                                    --------         --------
Revenue:
  Net patient service revenue                       $506,125         $361,836
  Other                                               17,438           15,898
                                                    --------         --------
    Net operating revenue                            523,563          377,734

Expenses:
  Salaries, wages and benefits                       201,743          146,148
  Purchased services                                  54,605           35,855
  Supplies                                            63,606           41,736
  Provision for doubtful accounts                     41,533           36,389
  Other operating expenses                            60,275           43,124
  Rentals and leases                                   6,518            5,479
  Depreciation and amortization                       25,751           21,184
  Interest expense                                    15,959            7,597
  Minority interest                                       72              159
  Loss on sale of assets                                  53              175
                                                    --------         --------
    Total expenses                                   470,115          337,846
                                                    --------         --------

Income before provision for income taxes              53,448           39,888
Income taxes                                          21,379           16,753
                                                    --------         --------
Net income                                          $ 32,069         $ 23,135
                                                    ========         ========

Net income per share:
  Basic                                             $   0.67         $   0.49
                                                    ========         ========
  Diluted                                           $   0.64         $   0.47
                                                    ========         ========


                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                    Nine Months Ended September 30,
                                                    -------------------------------
                                                        2002               2001
                                                     ----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES             $  75,235         $  37,628

INVESTING ACTIVITIES
Purchase of property, plant and equipment               (36,109)          (49,519)
Purchase of acquired hospitals                         (171,707)          (40,363)
                                                      ---------         ---------
Net cash used in investing activities                  (207,816)          (89,882)

FINANCING ACTIVITIES
Proceeds from long-term debt                            134,355           125,060
Repayments of debt                                      (39,451)          (70,216)
Issuance of common stock                                 10,505            11,706
                                                      ---------         ---------
Net cash provided by financing activities               105,409            66,550
                                                      ---------         ---------

Net increase (decrease) in cash and cash
  equivalents                                           (27,172)           14,296

Cash and cash equivalents at beginning of period         39,375                --

                                                      ---------         ---------
Cash and cash equivalents at end of period            $  12,203         $  14,296
                                                      =========         =========





                             See accompanying notes.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2002

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

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

MEMORIAL HOSPITAL OF MARTINSVILLE AND HENRY COUNTY

         In May 2002, the Company acquired Memorial Hospital of Martinsville and Henry County in Martinsville, Virginia, for approximately $129.2 million, including working capital. To finance this acquisition, the Company borrowed $86.0 million under its revolving credit facility and used approximately $43.2 million of available cash. The preliminary allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final appraisal. This is the Company's first Virginia hospital and is the only hospital in the county, serving a population in excess of 100,000.

LOS ALAMOS MEDICAL CENTER

         In June 2002, the Company acquired Los Alamos Medical Center in Los Alamos, New Mexico, for approximately $39.0 million, including working capital. To finance this acquisition, the Company borrowed $37.0 million under its revolving credit facility. The preliminary allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final appraisal. This is the Company's first New Mexico hospital and is the only hospital in the community, serving a population of approximately 50,000.

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

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

         The following pro forma information reflects the operations of the entities acquired in 2002 and 2001, as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the acquisitions (in thousands, except per share data):

                                    Three Months Ended            Nine Months Ended
                                       September 30,                 September 30,
                                --------------------------    --------------------------
                                  2002             2001          2002            2001
                                ---------        ---------    ---------        ---------

Net operating revenue           $ 183,962        $ 180,872    $ 567,151        $ 546,319
Net income                          9,426            3,054       34,069           21,613

Earnings per share:
  Basic                              0.19             0.06         0.71             0.46
  Diluted                            0.19             0.06         0.55             0.44


         The pro forma results of operations do not purport to represent what the Company's results would have been had such transactions, in fact, occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

         The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if certain indicators arise. The transitional impairment tests have been completed, and the results of the tests had no effect on the operations or financial position of the Company. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's pro forma net income and earnings per share would have been as follows:

                                                    Three Months Ended                Nine Months Ended
                                                      September 30,                     September 30,
                                                --------------------------       -----------------------------
                                                   2002             2001             2002              2001
                                                ---------        ---------        ----------        ----------

Reported net income                             $   9,426        $   6,895        $   32,069        $   23,135
Add: Goodwill amortization, net of tax                 --            1,064                --             3,273
                                                ---------        ---------        ----------        ----------
Pro forma adjusted net income                   $   9,426        $   7,959        $   32,069        $   26,408
                                                =========        =========        ==========        ==========

Basic earnings per share:
  Reported net income                           $    0.19        $    0.15        $     0.67        $     0.49
  Add: Goodwill amortization, net of tax               --             0.02             --                 0.07
                                                ---------        ---------        ----------        ----------
  Pro forma adjusted net income                 $    0.19        $    0.17        $     0.67        $     0.56
                                                =========        =========        ==========        ==========

Diluted earnings per share:
  Reported net income                           $    0.19        $    0.14        $     0.64        $     0.47
  Add: Goodwill amortization, net of tax               --             0.02             --                 0.07
                                                ---------        ---------        ----------        ----------
  Pro forma adjusted net income                 $    0.19        $    0.16        $     0.64        $     0.54
                                                =========        =========        ==========        ==========

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

         At September 30, 2002, and December 31, 2001, goodwill totaled $355.4 million and $204.0 million, respectively. The $151.4 million increase in goodwill resulted primarily from the allocation of purchase price for the Vaughan Regional Medical Center, Memorial Hospital of Martinsville and Henry County and Los Alamos Medical Center acquisitions. The Company has no other intangible assets.

4.       LONG-TERM OBLIGATIONS

         At September 30, 2002, the Company had letters of credit totaling approximately $4.3 million outstanding, and $103.0 million available under its credit facility. During the first quarter of 2002, the Company made the decision to modify the terms of the end-loaded lease facility to enable it to account for the related properties and borrowings on the balance sheet. The Company recorded approximately $46.7 million in property and equipment and approximately $40.2 million in long-term debt on the balance sheet related to this modification of the end-loaded lease facility.

5.       COMPREHENSIVE INCOME

         The following table presents the components of comprehensive income, net of related taxes (in thousands):


                                                       Three Months Ended       Nine Months Ended
                                                          September 30,           September 30,
                                                      --------------------    ---------------------
                                                        2002         2001       2002         2001
                                                      --------     -------    -------      --------

Net income                                            $ 9,426      $ 6,895    $32,069      $ 23,135
Net change in fair value of interest rate swap           (177)        (602)         4          (874)
                                                      -------      -------    -------      --------
Comprehensive income                                  $ 9,249      $ 6,293    $32,073      $ 22,261
                                                      =======      =======    =======      ========


         The net change in fair value of interest rate swap is included in retained earnings on the condensed consolidated balance sheets.

6.       INCOME TAXES

         The income tax provision for the three and nine-month periods ended September 30, 2002 and 2001, differs from the statutory income tax computation primarily due to permanent differences and the provision for state income taxes. These provisions reflect effective income tax rates of 40.0% for the 2002 periods and 42.0% for the 2001 periods.

                  PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) - (CONTINUED)

7.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                      Three Months Ended     Nine Months Ended
                                                        September 30,           September 30,
                                                    --------------------    -------------------
                                                      2002         2001       2002        2001
                                                    -------      -------    -------     -------
Numerator:
  Net income                                        $ 9,426      $ 6,895    $32,069     $23,135
  Add convertible notes interest, net of tax             --           --      7,302          --
                                                    -------      -------    -------     -------
  Adjusted net income                               $ 9,426      $ 6,895    $39,371     $23,135
                                                    =======      =======    =======     =======

Denominator:
  Denominator for basic income per share--
    Weighted-average shares                          48,544       47,310     48,002      46,962

Effective of dilutive securities--
    Employee stock options                            1,063        2,531      1,523       2,034
    Convertible notes                                    --           --     11,899          --
                                                    -------      -------    -------     -------

Denominator for diluted income per share--
  Adjusted weighted average shares                   49,607       49,841     61,424      48,996
                                                    =======      =======    =======     =======

Basic net income per share                          $  0.19      $  0.15    $  0.67     $  0.49
                                                    =======      =======    =======     =======

Diluted net income per share                        $  0.19      $  0.14    $  0.64     $  0.47
                                                    =======      =======    =======     =======


         During the three-month period ended September 30, 2002, employees exercised options to acquire 98,774 shares of common stock at an average exercise price of $9.05 per share. During the nine-month period ended September 30, 2002, employees exercised options to acquire 1,021,550 shares of common stock at an average exercise price of $9.76 per share, and the Company issued 59,022 shares of common stock at a price of $17.49 per share under its Employee Stock Purchase Plan. The convertible subordinated notes were antidilutive in the third quarter of 2002, resulting in comparable diluted shares outstanding for the three-month periods ending September 30, 2002 and 2001. There were 25% more diluted shares outstanding in the nine-month period ended September 30, 2002, than in the comparable period of 2001, primarily as a result of the Company's two outstanding series of convertible subordinated notes.

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

GENERAL AND PROFESSIONAL LIABILITY RISKS

         Effective January 1, 2002, the Company purchased a liability claims made reporting policy for professional and general liability risks. This coverage is subject to a $750,000 deductible per occurrence for general and professional liability and an additional $2.0 million self-insured retention for general and professional liability. The policy provides coverage up to $51.0 million for claims incurred during the annual policy term. The Company has established reserves for estimated claims within the deductible and self-insured retention.

LITIGATION

         The Company currently is, and from time to time is expected to be, subject to claims and suits arising in the ordinary course of business.

NET PATIENT SERVICE REVENUE

         Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the consolidated statements of income in the period in which revisions are made, and resulted in increases in net patient service revenue of approximately $1.2 million and $1.3 million for the three and nine-month periods ended September 30, 2002, respectively. The impact for the three and nine-month periods ended September 30, 2001 was minimal.

FINANCIAL INSTRUMENTS

         Interest rate swap agreements are used to manage the Company's interest rate exposure under the revolving credit facility. The Company maintains a $28.5 million interest rate swap agreement with a 5.625% fixed interest rate. In September 2002, the Company extended the term of its' swap agreement for an additional two-year period and reduced the fixed interest rate to 4.45%. All other terms and conditions of the swap agreement remained unchanged. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The Company anticipates that the counterparty will fully satisfy its obligations under the contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following along with the Condensed Consolidated Financial Statements and accompanying notes.

OVERVIEW

         We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of September 30, 2002, we owned or leased 20 general acute care hospitals in 13 states with a total of 2,315 licensed beds, and managed 35 hospitals in 14 states, with a total of 2,863 licensed beds.

         Our owned and leased hospitals accounted for 98.1% and 97.2% of our net operating revenue in the three months ended September 30, 2002 and 2001, respectively, and 97.0% and 97.9% of our net operating revenue in the nine months ended September 30, 2002 and 2001, respectively.

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



                               Three Months Ended September 30,       Percentage
                               --------------------------------    Increase (Decrease)
                                  2002                  2001       of Dollar Amounts
                               ----------            ---------     ------------------

Net operating revenue              100.0%                100.0%          39.6%
Operating expenses (1)             (83.0)                (83.1)          39.4
                               ---------             ---------

EBITDA (2)                          17.0                  16.9           40.6
Depreciation and amortization       (5.1)                 (5.8)          24.0
Interest                            (3.4)                 (2.1)         119.5
Other                                 --                    --             --
                               ---------             ---------
Income before income taxes           8.5                   9.0           32.2
Provision for income taxes          (3.4)                 (3.8)          25.9
                               ---------             ---------
Net income                           5.1%                  5.2%          36.7
                               =========             =========



                                Nine Months Ended September 30,       Percentage
                               ---------------------------------   Increase (Decrease)
                                  2002                  2001       of Dollar Amounts
                               ----------            ----------    -----------------
Net operating revenue              100.0%                100.0%          38.6%
Operating expenses (1)             (81.8)                (81.7)          38.7
                               ---------             ---------

EBITDA (2)                          18.2                  18.3           38.1
Depreciation and amortization       (4.9)                 (5.6)          21.6
Interest                            (3.0)                 (2.0)         110.1
Other                                 --                  (0.2)          62.6
                               ---------             ---------
Income before income taxes          10.2                  10.5           34.0
Provision for income taxes          (4.1)                 (4.4)          27.6
                               ---------             ---------
Net income                           6.1%                  6.1%          38.6
                               =========             =========


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

SELECTED OPERATING STATISTICS - OWNED OR LEASED HOSPITALS

         The following table sets forth certain operating statistics for our company's owned or leased hospitals for each of the periods presented.

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                             ---------------------------------    ---------------------------------
                                                 2002                 2001            2002                 2001
                                             ------------        -------------    ------------        -------------

CONSOLIDATED HOSPITALS:
Number of hospitals at end of period                   20                   16              20                  16
Licensed beds at end of period                      2,315                1,751           2,315               1,751
Beds in service at end of period                    1,905                1,530           1,905               1,530
Inpatient admissions                               18,584               13,638          54,432              39,552
Patient days                                       77,738               59,025         234,492             169,825
Adjusted patient days                             140,250               97,839         403,590             279,071
Average length of stay (days)                         4.2                  4.3             4.3                 4.3
Occupancy rates (average licensed beds)              36.5%                36.6%           37.1%               35.5%
Occupancy rates (average beds in service)            44.4%                41.9%           45.1%               40.7%

Gross inpatient revenue                      $213,509,766         $157,215,349    $633,588,204        $454,540,055
Gross outpatient revenue                      171,600,436          103,367,565     457,009,523         292,328,682


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Net operating revenue was $184.0 million for the three months ended September 30, 2002, compared to $131.8 million for the comparable period of 2001, an increase of $52.2 million, or 39.6%. Cost report settlements and the filing of cost reports resulted in an increase in net patient service revenue of approximately $1.2 million for the three-month period ended September 30, 2002. The impact for the three-month period ended September 30, 2001 was minimal. Net patient service revenue generated by hospitals owned during both periods increased $0.9 million. Included in net patient service revenue growth was an approximate 1.1% growth in net patient service revenues, excluding closed units, of hospitals owned during both periods. The remaining increase is due primarily to net operating revenues generated by the hospitals acquired in 2001 and 2002.

         Operating expenses were $152.6 million, or 83.0% of net operating revenue, for the three months ended September 30, 2002, compared to $109.5 million, or 83.1% of net operating revenue, for the comparable period of 2001. Salaries and benefits, as a percentage of net operating revenue, was comparable between the 2002 and 2001 three-month periods. Decreases related to unearned incentive compensation totaled $1.3 million for the three months ended September 30, 2002, and $1.4 million in the comparable period of 2001. Purchased services, as a percentage of net operating revenue, increased to 10.5% for the three months ended September 30, 2002, compared to 9.7% for the comparable period of the prior year. This increase is primarily attributable to the hospitals acquired in the second quarter of 2002. Also, temporary outside vendors are being utilized to assist with accounts receivable management, resulting in intensive collection efforts and reductions in accounts receivable days. Supplies increased to 12.7% of net operating revenue, for the three months ended September 30, 2002, compared to 11.1% of net operating revenue, for the comparable period of 2001, due primarily to the hospitals acquired in 2001 and

2002. The provision for doubtful accounts was 7.6% of net operating revenue for the three months ended September 30, 2002, compared to 10.3% for the comparable period of 2001. This improvement resulted primarily from an intensive program to increase front-end collections and reduce overall days outstanding.

         EBITDA was $31.4 million, or 17.0% of net operating revenue, for the three months ended September 30, 2002, compared to $22.3 million, or 16.9% of net operating revenue, for the comparable period of 2001.

         Depreciation and amortization expense was $9.4 million, or 5.1% of net operating revenue, for the three months ended September 30, 2002, compared to $7.6 million, or 5.8% of net operating revenue for the comparable period of 2001. The increase in depreciation and amortization resulted primarily from capital expenditures at hospitals owned during both periods, offset by a decrease in amortization expense related to our adoption of SFAS No. 142.

         Interest expense was $6.2 million for the three months ended September 30, 2002, compared to $2.8 million for the comparable period of 2001, an increase of $3.4 million or 119.5%, primarily related to interest on the 4 1/4% convertible subordinated notes issued in October 2001.

         Income before provision for income taxes was $15.7 million for the three months ended September 30, 2002,

compared to $11.9 million for the comparable period of 2001, an increase of $3.8 million or 32.2%. Our provision for income taxes was $6.3 million for the three months ended September 30, 2002, compared to $5.0 million for the comparable period of 2001. This reflects an effective income tax rate of 40.0% in the 2002 quarter, compared to 42.0% in the 2001 quarter.

         As a result of the foregoing, our net income was $9.4 million, or 5.1% of net operating revenue, for the three months ended September 30, 2002, compared to $6.9 million, or 5.2% of net operating revenue for the comparable period of 2001. The comparison of net income for the three months ended September 30, 2002, to the comparable period of 2001, was materially impacted by the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets, effective January 1, 2002, which requires that goodwill no longer be amortized.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Net operating revenue was $523.6 million for the nine months ended September 30, 2002, compared to $377.7 million for the comparable period of 2001, an increase of $145.8 million or 38.6%. Cost report settlements and the filing of cost reports resulted in an increase in net patient service revenue of $1.3 million for the nine months ended September 30, 2002. The impact for the nine-month period ended September 30, 2001 was minimal. Net patient service revenue generated by hospitals owned during both periods increased $12.5 million, or 3.6%, resulting from inpatient volume increases, new services and price increases. The remaining increase relates to hospitals acquired in 2001 and 2002.

         Operating expenses were $428.3 million, or 81.8% of net operating revenue, for the nine months ended September 30, 2002, compared to $308.7 million, or 81.7% of net operating revenue, for the comparable period of 2001. Purchased services, as a percentage of net operating revenue, increased to 10.4% for the nine months ended September 30, 2002, compared to 9.5% for the comparable period of the prior year, primarily attributable to hospitals acquired in 2001 and 2002. Also, temporary outside vendors are being utilized to assist with accounts receivable management, resulting in aggressive collection efforts and reduction in days outstanding. Supplies increased to 12.1% of net operating revenue for the nine months ended September 30, 2002, compared to 11.1% for the comparable period of the prior year, due primarily to the hospitals acquired in 2001 and 2002. The provision for doubtful accounts decreased to 7.9% of net operating revenue in 2002 from 9.6% of net operating revenue in 2001, primarily as a result of the focus on accounts receivable management.

         EBITDA was $95.3 million, or 18.2% of net operating revenue, for the nine months ended September 30, 2002, compared to $69.0 million, or 18.3% of net operating revenue, for the comparable period of 2001.

         Depreciation and amortization expense was $25.8 million, or 4.9% of net operating revenue, for the nine months ended September 30, 2002, compared to $21.2 million, or 5.6% of net operating revenue for the comparable period of 2001. The increase in depreciation and amortization resulted primarily from hospitals acquired in 2001, offset by a decrease in amortization expense related to our adoption of SFAS No. 142, which requires that goodwill no longer be amortized.

         Interest expense was $16.0 million for the nine months ended September 30, 2002, compared to $7.6 million for the comparable period of 2001, an increase of $8.4 million or 110.1%, primarily related to interest on the 4 1/4% convertible subordinated notes issued in October 2001.

         Income before provision for income taxes was $53.4 million for the nine months ended September 30, 2002, compared to $39.9 million for the comparable period of 2001, an increase of $13.5 million or 34.0%. Our provision for income taxes was $21.4 million for the nine months ended September 30, 2002, compared to $16.8 million for the comparable period of 2001. This reflects an effective income tax rate of 40.0% in the 2002 period, compared to 42.0% in the 2001 period.

         As a result of the foregoing, our net income was $32.1 million, or 6.1% of net operating revenue, for the nine months ended September 30, 2002, compared to $23.1 million, or 6.1% of net operating revenue for the comparable period of 2001. The comparison of net income for the nine months ended September 30, 2002, to the comparable period of 2001, was materially impacted by the adoption of SFAS No. 142, effective January 1, 2002, which requires that goodwill no longer be amortized.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, we had working capital of $97.3 million, including cash and cash equivalents of $12.2 million. The ratio of current assets to current liabilities was 2.4 to 1.0 at September 30, 2002, compared to
3.7 to 1.0 at December 31, 2001.

         Cash provided by operations was $75.2 million for the nine months ended September 30, 2002. Cash used in investing activities was $207.8 million for the nine months ended September 30, 2002, relating primarily to the purchase of Memorial Hospital of Martinsville and Henry County in May 2002, and Los Alamos Medical Center in June 2002. Net cash provided by financing activities was $105.4 million for the nine months ended September 30, 2002, primarily as a result of borrowings under our revolving credit facility to fund acquisitions and issuance of common stock through exercises of stock options under our Long-Term Equity Incentive Plan and through our Employee Stock Purchase Plan.

         Total long-term obligations, less current maturities, increased to $467.0 million at September 30, 2002, from $330.8 million at December 31, 2001. The increase resulted primarily from borrowings to finance the two hospitals acquired in the second quarter of 2002 and the $40.2 million in long-term debt related to the properties financed under our amended end-loaded lease facility in the first quarter of 2002. At September 30, 2002, we had $106.4 million available for borrowing under our senior credit facility.

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

         On June 14, 2002, the Securities and Exchange Commission ("SEC") declared effective our shelf registration statement on Form S-3 providing for the offer, from time to time, of common stock and debt securities, up to an aggregate of $300.0 million. The shelf registration statement will enable us to raise funds from the offering of any individual securities covered by the shelf registration statement as well as any combination thereof, subject to market conditions and our capital needs.

         Capital expenditures, excluding acquisitions, for the nine months ended September 30, 2002 and 2001, were $36.1 million and $49.5 million, respectively, inclusive of construction projects. Capital expenditures for the owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2002 of approximately $27.4 million, exclusive of any acquisitions of businesses or construction projects. Planned capital expenditures for 2002 consist principally of capital improvements to owned and leased hospitals. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility.

CRITICAL ACCOUNTING POLICIES AND IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2001. We have made no changes in those policies since year end.

         Effective January 1, 2002, we adopted SFAS No. 142. Under the new rules in SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but are subject to annual impairment tests, or more frequently if certain indicators arise. We have no intangible assets, other than goodwill.

         We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $4.4 million ($.09 per share) per year. The required impairment tests of goodwill as of January 1, 2002, were completed in the second quarter of 2002, and the results of those tests had no effect on our operations or financial position.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% - 75% of our debt at a fixed rate, either by borrowings on a long-term basis or entering into an interest rate swap.

         At September 30, 2002, approximately 76.0% of our outstanding debt amounts were effectively at a fixed rate. Our interest rate swap contract allows us to periodically exchange fixed rate and floating rate payments over the life of the agreement. Floating-rate payments are based on LIBOR, and fixed-rate payments are dependent upon market levels at the time the interest rate swap was consummated. Our interest rate swap is a cash flow hedge, which effectively converted an aggregate notional amount of $28.5 million of floating rate borrowings to fixed rate borrowings at September 30, 2002. Our policy is not to hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. We are exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. We anticipate that the counterparty will fully satisfy its obligations under the contract.

GENERAL

         The Medicare program accounted for approximately 52.4% and 55.1% of hospital patient days for the three and nine months ended September 30, 2002, respectively. The Medicaid programs accounted for approximately 19.9% and 19.4% of hospital patient days for the three and nine-month periods ended September 30, 2002. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

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

         - our ability to attract and retain qualified personnel and to recruit and retain physicians;

         -   potential federal or state investigations;

         - the impact of recently announced federal and state investigations into the activities of Tenet Healthcare Corp. on the for-profit healthcare industry generally and the market for the securities of companies in that industry;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the three and nine-month periods ended September 30, 2002, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2001. Our only derivative instrument relates to an interest rate swap agreement.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Within 90 days prior to the date of this report, our company carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based on their evaluation of such controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         Exhibit
         Number          Description of Exhibits
         ------          -----------------------
          3.1           Amended and Restated Certificate of Incorporation of
                        Province Healthcare Company, as filed with the Delaware
                        Secretary of State on June 16, 2000 (i)

          3.2           Certificate of Amendment to the Amended and Restated
                        Certificate of Incorporation of Province Healthcare
                        Company, as filed with the Delaware Secretary of State on May 22, 2002 (ii)

          3.3           Amended and Restated Bylaws of Province Healthcare
                        Company (ii)

         10.1           Executive Severance Agreement by and between Province
                        Healthcare Company and Samuel Moody, dated August 22,
                        2002(*)(**)

------------------

(i) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2000, Commission File No. 0-23639.

(ii) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-3/A, filed on June 11, 2002, Registration Number 333-86578.

(*)      Filed herewith.

(**)     Management Compensatory Plan or Arrangement.

(b)      Reports on Form 8-K

         During the three months ended September 30, 2002, our company filed a report on Form 8-K on August 14, 2002 with respect to the certifications of our Chief Executive Officer and Chief Financial Officer required to comply with 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PROVINCE HEALTHCARE COMPANY

Date: November 14, 2002                      By: /s/ Brenda B. Rector
                                                 -------------------------------
                                                 Brenda B. Rector
                                                 Vice President and Controller

                           PROVINCE HEALTHCARE COMPANY

                            CERTIFICATION PURSUANT TO

                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Martin S. Rash, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the registrant, Province Healthcare Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                                /s/ Martin S. Rash
                                                --------------------------------
                                                Martin S. Rash
                                                Chief Executive Officer

                           PROVINCE HEALTHCARE COMPANY

                            CERTIFICATION PURSUANT TO

                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Christopher T. Hannon, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the registrant, Province Healthcare Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                                /s/ Christopher T. Hannon
                                                --------------------------------
                                                Christopher T. Hannon
                                                Chief Financial Officer