Form 10-K
period 2002-12-31
PROVINCE HEALTHCARE CO
filed 2003-03-24
CIK 1044942

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Common Stock, $.01 Par Value Per Share
 (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]          No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]          No [   ]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates on June 28, 2002 (the last business day of the Registrant’s second fiscal quarter) was $1,065,041,547 (based upon the closing price of $22.36 per share as reported on the New York Stock Exchange on such date).

     As of March 1, 2003, 48,713,946 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference under Part III of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

FORWARD-LOOKING STATEMENTS

     Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change include, but are not limited to:

•	the highly competitive nature of the healthcare business;

•	the efforts of insurers, healthcare providers and others to contain healthcare costs;

•	the financial condition of managed care organizations that pay us for healthcare services;

•	possible changes in the levels and terms of reimbursement for our charges by government programs, including Medicare and Medicaid or other third-party payors;

•	changes in or failure to comply with federal, state or local laws and regulations affecting the healthcare industry;

•	the possible enactment of federal or state healthcare reform;

•	the departure of key members of our management;

•	claims and legal actions relating to professional liability;

•	our ability to implement successfully our acquisition and development strategy;

•	our ability to recruit and retain qualified personnel and physicians;

•	potential federal or state investigations;

•	fluctuations in the market value of our common stock or notes;

•	changes in accounting principles generally accepted in the United States or in our critical accounting policies;

•	changes in demographic, general economic and business conditions, both nationally and in the regions in which we operate;

•	changes in the availability, cost and terms of insurance coverage for our hospitals and physicians who practice at our hospitals; and

•	other risks described in this report.

     Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission, as well as the discussion of risks and uncertainties under the caption “Principal Risk Factors That May Affect Our Business and Results of Operations” contained elsewhere in this report. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here also could affect us adversely. You are cautioned not to place undue reliance on such forward-looking statements when evaluating the information presented in this report. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PROVINCE HEALTHCARE COMPANY

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

ITEM 1.     BUSINESS

Overview

     We own and operate acute care hospitals located in non-urban markets. We currently own or lease 20 general acute care hospitals in 13 states with a total of 2,284 licensed beds. Our objective is to be the primary provider of quality healthcare services in the selected non-urban markets that we serve. We target hospitals for acquisition that are the sole or a primary provider of healthcare in the non-urban communities that they serve. After acquiring a hospital, we implement a number of strategies designed to improve financial performance. These strategies include improving hospital operations, expanding the breadth of services and recruiting and retaining physicians to increase market share.

What We Do

     Our general acute care hospitals typically provide a full range of services commonly available in acute care hospitals, such as internal medicine, general surgery, cardiology, oncology, orthopedics, obstetrics, rehabilitation, subacute care, as well as diagnostic and emergency services. Our hospitals also generally provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy, home healthcare and physical therapy. In addition, certain of our general acute care hospitals have a limited number of licensed psychiatric beds. We provide capital resources and make available a variety of management services to our owned and leased hospitals. In addition, we provide management services to 36 primarily non-urban hospitals that we do not own or lease in 14 states with a total of 2,896 licensed beds. For the year ended December 31, 2002, our owned and leased hospitals accounted for 97.9% of our net operating revenue.

The Non-Urban Healthcare Market

     According to 2000 U.S. Census Bureau statistics, over one-third of the people in the United States live in counties with a population of less than 150,000. In these non-urban areas, hospitals are typically the primary resource for healthcare services, and in many cases the local hospital is the only provider of acute hospital services. According to the Centers for Medicare and Medicaid Services, as of October 1, 2002, there were approximately 2,200 non-urban hospitals in the country. Of those, approximately 1,100 hospitals meet our acquisition criteria described below.

     We believe that non-urban areas are attractive markets in which to operate hospitals. Because non-urban service areas have smaller populations, only one or two hospitals generally are located in each market. We believe the size and demographic characteristics of non-urban markets and the relative strength of the local hospital also make non-urban markets less attractive to health maintenance organizations, other forms of managed care, and alternate site providers, such as full service outpatient surgery centers, rehabilitation or diagnostic imaging providers.

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

Business Strategy

     The key elements of our business strategy are to:

     Acquire Hospitals in Attractive Non-Urban Markets. We seek to acquire hospitals that are the sole or a primary provider of healthcare services in their markets and that present the opportunity to increase profitability and local market share. We believe that approximately 1,100 non-urban hospitals in the United States meet our acquisition criteria; however, we remain selective in our acquisition decisions.

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

     Recruit and Retain Physicians. We believe that recruiting physicians into local communities and retaining their services at our hospitals are key to increasing the quality of healthcare and breadth of available services. We work with the local hospital board, management and medical staff to determine the number and type of additional physicians needed in the community. Our Vice President of Medical Staff Development and his staff then assists the local management team and local hospital boards in identifying and recruiting specific physicians to the community to meet those needs. We recruited 82, 57 and 58 new physicians during 2002, 2001 and 2000, respectively. Approximately 42% of the physicians recruited during the last three years have been primary care physicians and approximately 58% have been specialty-care physicians. In addition, we have already recruited 42 new physicians to join our hospital staffs in 2003 and 2004. We believe that expansion of services in our hospitals should assist in future physician recruiting efforts.

Acquisition Program

     We proactively identify acquisition targets and respond to requests for proposals from entities that are seeking to sell or lease hospitals. We identify attractive markets and hospitals and initiate meetings with hospital systems to discuss acquiring non-urban hospitals or operating them through a joint venture.

     We believe that it generally takes six to 12 months from a hospital owner’s decision to accept an offer until the consummation of a sale or lease of a hospital. After a potential acquisition has been identified, we undertake a systematic approach to evaluate and close the transaction. We begin the acquisition process with a thorough due diligence review of the target hospital and its community. We use our dedicated teams of experienced personnel to conduct a formalized review of all aspects of the target’s operations, including Medicare reimbursement, purchasing, fraud and abuse compliance, litigation, capital requirements and employment and environmental issues. During the course of our due diligence review, we prepare an operating plan for the target hospital, identify opportunities for operating efficiencies and physician recruiting needs, and assess productivity and management information systems. Throughout the process, we work closely with community leaders in order to enhance both the community’s understanding of our philosophy and abilities and our knowledge of the needs of the community.

     From time to time, we enter into letters of intent with acquisition targets in connection with our evaluation of a potential acquisition. Such letters of intent generally are executed prior to the commencement of due diligence undertaken during the evaluation process. In addition to due diligence, proposed transactions to acquire hospitals for which we have signed a letter of intent are subject to numerous conditions and contingencies, including internal approvals of both our company and the target companies, receipt of regulatory approvals, receipt of attorney general approval, resolution of legal and equitable matters relating to continuation of labor agreements, review of supply and service agreements, receipt of satisfactory surveys, title insurance commitments and environmental and engineering surveys, and preparation and negotiation of documentation. In addition, our letters of intent generally provide that they may be terminated by either party without cause. Accordingly, we cannot assure you that any such proposed transaction for which we have signed a letter of intent will occur, or if it occurs, we cannot predict the values or condition of the assets that may be acquired, the purchase price of such assets or the terms of their acquisition.

     The acquisition of non-urban hospitals is competitive, and we believe that the acquiror will be selected for a variety of reasons, not exclusively on the basis of price. We believe that we are well-positioned to compete for acquisitions for several reasons. First, our management team has extensive experience in acquiring and operating previously under-performing non-urban hospitals. Second, we benefit from access to capital, strong financial and operating systems, a national purchasing organization and training programs focused on employee and patient satisfaction. Third, we believe our strategy of increasing access to, and quality of, healthcare in the communities served by our hospitals aligns our interests with those of the communities. Finally, we believe that the alignment of interests with the community, our reputation for providing market-specific, quality healthcare, and our focus on physician recruiting and retention enables us to compete successfully for acquisitions.

Hospital Operations

     Following the acquisition of a hospital, we implement our systematic policies and procedures to improve the hospital’s operating and financial performance. We implement an operating plan designed to reduce costs by improving operating efficiency and increasing revenue through the expansion of the breadth of services offered by the hospitals and the recruitment of physicians to the community. We believe that the long-term growth potential of a hospital is dependent on that hospital’s ability to add appropriate healthcare services and effectively recruit and retain physicians.

     Each hospital management team is comprised of a chief executive officer, chief financial officer and chief nursing officer. We believe that the quality of the local management team at each hospital is critical to the hospital’s success because the management team is responsible for implementing the elements of our operating plan. The operating plan is developed by the local management team in conjunction with our senior management team and sets forth revenue enhancement strategies and specific expense benchmarks. We have implemented a performance-based compensation program for each local management team based upon the achievement of the goals set forth in the operating plan.

     The local management team is responsible for the day-to-day operations of the hospitals. Our corporate staff provides support services to each hospital, including physician recruiting, corporate compliance, reimbursement advice, standardized information systems, human resources, accounting, cash management and other finance activities, as well as tax and insurance support. Financial controls are maintained through utilization of standardized policies and procedures. We promote communication among our hospitals so that local expertise and improvements can be shared throughout our network.

     To achieve the operating efficiencies set forth in the operating plan, we do the following:

•	evaluate existing hospital management;

•	adjust staffing levels according to patient volumes using best demonstrated practices by department;

•	install a standardized management information system;

•	capitalize on purchasing efficiencies and renegotiate certain vendor contracts; and

•	improve billing and collection policies and procedures.

     We also enforce strict protocols for compliance with our supply contracts. All of our owned or leased hospitals currently purchase supplies and certain equipment pursuant to an arrangement we have with an affiliate of HCA Inc. We also evaluate the vendor contracts, and based on cost comparisons, we may renegotiate or terminate such contracts. We prepare for the transition of management information systems to our standardized system prior to the completion of an acquisition, in order that the newly-acquired hospital may begin using our management information systems following completion of the acquisition.

Expansion of Services

     As part of our efforts to improve access to quality healthcare in the communities we serve, we add services at our hospitals on an as-needed basis. Added services and care programs may include specialty inpatient services, such as cardiology, rehabilitation and subacute care, and outpatient services such as same-day surgery. We believe the establishment of quality emergency room departments and obstetrics and gynecological services are particularly important because they are often the most visible and needed services in the community. We also make capital investments in technology and facilities to increase the quality and breadth of services available in the communities. By increasing the services provided at our hospitals and upgrading the technology used in providing such services, we believe that we improve each hospital’s quality of care and reputation in the community, which in turn may increase patient admissions and revenue.

Physician Recruitment

     We work with local hospital boards, management and medical staff to determine the number and type of additional physicians needed in the community. Our corporate staff then assists the local management team in identifying and recruiting specific physicians to the community to meet those needs. The majority of physicians who relocate their practices to the communities served by our hospitals are identified by our Vice President of Medical Staff Development and his physician recruiting staff, with assistance from independent recruiting firms at times. When recruiting a physician to a community, we generally guarantee the physician a minimum level of cash collections during a limited initial period and assist the physician with his or her transition to the community. We require the physician to repay some or all of the amounts expended for such assistance in the event the physician leaves the community prior to the end of the contract period. We prefer not to employ physicians; therefore, recruited physicians generally do not become our employees.

Physician Retention

     We have implemented a number of procedures to help retain physicians at our hospitals. We have a new Vice President of Medical Staff Development to oversee all aspects of physician recruiting and retention and to work with our hospital Chief Executive Officers in recognizing and addressing physician issues. Additionally, our company has instituted an “early alert system” in every hospital to address physician concerns and to identify physicians that are at risk of leaving. We are also re-establishing a physician advisory council, which will serve as a direct conduit between physicians at our hospitals and our management.

Owned and Leased Hospitals

     We currently own or lease 20 general acute care hospitals in 13 states, with a total of 2,284 licensed beds. Of our 20 hospitals, 19 are the only providers of acute hospital services in their communities. The owned or leased hospitals represented 97.9% of our net operating revenue for the year ended December 31, 2002, compared to 97.0% for the year ended December 31, 2001, and 96.0% for the year ended December 31, 2000.

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

     The following table sets forth certain information with respect to each of our owned or leased hospitals as of March 1, 2003.

	Licensed		Owned/	Date
Hospital	Beds		Leased	Acquired

Ashland Regional Medical Center	126	(1)	Owned	Aug. 2001
Ashland, Pennsylvania
Bolivar Medical Center	165	(2)	Leased	Apr. 2000
Cleveland, Mississippi
Colorado Plains Medical Center	50		Leased(3)	Dec. 1996
Fort Morgan, Colorado
Colorado River Medical Center	49		Leased(4)	Aug. 1997
Fort Morgan, Colorado
Doctors’ Hospital of Opelousas	165		Owned	Jun. 1999
Opelousas, Louisiana
Ennis Regional Medical Center	45		Leased(5)	Feb. 2000
Ennis, Texas
Eunice Community Medical Center	91		Leased(6)	Feb. 1999
Eunice, Louisiana
Glades General Hospital	73		Owned	Apr. 1999
Belle Glade, Florida
Havasu Regional Medical Center	138		Owned	May 1998
Lake Havasu City, Arizona
Los Alamos Medical Center	47		Owned	Jun. 2002
Los Alamos, New Mexico
Medical Center of Southern Indiana	96		Owned	Oct. 2001
Charlestown, Indiana
Memorial Hospital of Martinsville and Henry County	237		Owned	May 2002
Martinsville, Virginia
Minden Medical Center	159		Owned	Oct. 1999
Minden, Louisiana
Northeastern Nevada Regional Hospital (7)	75		Owned	Jun. 1998
Elko, Nevada
Palestine Regional Medical Center	249		Owned(8)	July 1996
Palestine, Texas
Palo Verde Hospital	51		Leased(9)	Dec. 1996
Blythe, California
Parkview Regional Hospital	59		Leased(10)	Dec. 1996
Mexia, Texas
Starke Memorial Hospital	53		Leased(11)	Oct. 1996
Knox, Indiana
Teche Regional Medical Center	142		Leased(12)	Dec. 2001
Morgan City, Louisiana
Vaughan Regional Medical Center (13)	214		Owned	Oct. 2001
Selma, Alabama

Total licensed beds	2,284

(1)	Includes 40 dually licensed skilled nursing and long-term care beds.

(2)	Includes 24 skilled nursing beds but excludes 35 long-term care beds. The lease expires in April 2040.

(3)	The lease expires in April 2014, and is subject to a five-year renewal term. We have a right of first refusal to purchase the hospital.

(4)	The lease expires in July 2012, and is subject to three five-year renewal terms. We have a right of first refusal to purchase the hospital.

(5)	The lease expires in February 2030, and is subject to three 10-year renewal terms at our option.

(6)	The lease expires in June 2008, and is subject to a five-year renewal option.

(7)	This 75-bed, 125,000 square foot hospital replaced the 50-bed Elko General Hospital in September 2001.

(8)	The hospital is owned by a partnership in which a subsidiary of ours is the sole general partner, with a 1.0% general partnership interest, and another subsidiary of ours has a limited partnership interest of 96.35%, subject to an option by the other non-affiliated limited partner (which currently owns a 2.65% interest) to acquire up to 10% of the total limited partnership interests.

(9)	The lease expires in December 2012. We have the option to purchase the hospital at any time prior to termination of the lease, subject to regulatory approval.

(10)	The lease expires in January 2011, and is subject to two five-year renewal terms. We have a right of first refusal to purchase the hospital.

(11)	The lease expires in September 2016, and is subject to two ten-year renewal options. We have a right of first refusal to purchase the hospital.

(12)	The lease expires in December 2041.

(13)	We acquired Selma Regional Medical Center, formerly known as Selma Baptist Medical Center, located in Selma, Alabama, in July 2001. In October 2001, we acquired Vaughan Regional Medical Center, which is also located in Selma, Alabama, approximately four miles from Selma Baptist. In April 2002, we consolidated the operations of Selma Regional Medical Center with Vaughan Regional Medical Center, and formed one regional hospital with two campuses. Upon completion of the consolidation, we changed the name of Selma Regional Medical Center to Vaughan Regional Medical Center – Parkway Campus, and we changed the name of Vaughan Regional Medical Center to Vaughan Regional Medical Center – Dallas Avenue Campus.

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

     Colorado Plains Medical Center is a 50-bed general acute care facility located in Fort Morgan, Colorado, approximately 70 miles from Denver. Fort Morgan is an agricultural-based community with an estimated 12,000 residents and an estimated service area population of 43,000. The original hospital was built in 1952. The hospital is the only rural-based Level III trauma center in Colorado, and one of only 10 such rural centers in the United States. The hospital’s major competition comes from the 276-bed Northern Colorado Medical Center located in Greeley, Colorado, which is approximately 45 miles west of Colorado Plains. East Morgan County Hospital, located nine miles away in Brush, Colorado, is the closest hospital to Colorado Plains and offers only limited services. Both of these competing hospitals are owned by the Lutheran Health System.

     Colorado River Medical Center is a 49-bed general acute care facility located in Needles, California, approximately 100 miles southwest of Las Vegas, Nevada. The hospital, established in 1974, previously was owned by the City of Needles. Colorado River Medical Center is the only hospital serving a community base of approximately 20,000 people. The nearest competitor is Bullhead Community Hospital, located 22 miles away, which serves the Laughlin, Nevada and Bullhead City, Arizona areas.

     Doctors’ Hospital of Opelousas is a 165-bed general acute care facility, located in Opelousas, Louisiana, approximately 21 miles east of Eunice, Louisiana, where we operate Eunice Community Medical Center, a 91-bed healthcare facility and approximately 22 miles north of Lafayette, Louisiana. Opelousas is the parish seat with a population of approximately 21,000 in the city of Opelousas and approximately 100,000 residents of the St. Landry Parish. The primary competition for Doctors’ Hospital of Opelousas is the 134-bed Opelousas General Hospital, a county-owned not-for-profit facility located approximately five miles from Doctors’ Hospital of Opelousas. We completed a $3.0 million 32-bed addition to the hospital in April 2000.

     Ennis Regional Medical Center is a 45-bed general acute care facility located in Ennis, Texas, approximately 35 miles southeast of Dallas. Established in the mid-1950’s, the hospital is owned by the City of Ennis. The acute care facility is the only hospital serving the Ennis community, which has a total service area population of approximately 85,000 people. The nearest competitor is the 73-bed Baylor HealthCare System Waxahachie Hospital, located 17 miles from Ennis.

     Eunice Community Medical Center is a 91-bed general acute care facility located in Eunice, Louisiana. Eunice, Louisiana is a community of approximately 20,000 people, located approximately 50 miles northwest of Lafayette. The total service area consisting of St. Landry Parish has a population of approximately 100,000. We entered into a 10-year lease with a 5-year renewal option on the facility. The hospital is located 21 miles from Opelousas General Hospital, a 133-bed facility, which we own. We must construct a replacement facility, currently expected to cost approximately $20 million, at such time as the hospital reaches pre-determined operating levels. The lease will terminate at the time the replacement facility commences operations. Eunice Community Medical Center competes with Savoy Medical Center located in Mamou, Louisiana, approximately 15 miles north of Eunice.

     Glades General Hospital is a 73-bed general acute care facility serving the residents of Western Palm Beach, Hendry and Glades counties and is located 45 miles west of West Palm Beach on the southeast corner of Lake Okeechobee. Belle Glade, Florida has a service area population of 36,000. The nearest competitor is Palms West, located 30 miles away in Loxahatchee, Florida. We must construct a replacement facility, anticipated to cost approximately $25.0 million, at such time as the hospital reaches pre-determined operating levels.

     Havasu Regional Medical Center is a 138-bed general acute care facility providing healthcare services for a population of over 41,000, primarily in the Lake Havasu City, Arizona area. Lake Havasu City is on the shore of Lake Havasu on the Colorado River border of California and Arizona. It is now the major population center of southern Mohave County, one of the fastest growing counties in the United States. We acquired the facility in May 1998 from the Samaritan Health System, a Phoenix, Arizona, based not-for-profit healthcare system. Lake Havasu City has a service area population of 127,000 residents in the rapidly growing Colorado River basin. We completed construction of a $26.0 million ancillary expansion in February 2002. The nearest acute hospital competitor is Kingman Regional Medical Center in Kingman, Arizona, which is approximately 60 miles from Havasu Regional Medical Center.

     Los Alamos Medical Center is a 47-bed acute care facility located in Los Alamos, New Mexico. Los Alamos, New Mexico is located approximately 96 miles north of Albuquerque and 40 miles west of Santa Fe, New Mexico, and has a service area population of approximately 50,000. We acquired the facility in June 2002 from Banner Health System. Los Alamos Medical Center is the only hospital in the community. The hospital’s nearest competitor is Espanola Hospital in Espanola, New Mexico, which is located approximately 35 miles from Los Alamos Medical Center.

     Medical Center of Southern Indiana is a 96-bed general acute care facility located in Charlestown, Indiana. Charlestown, Indiana is located approximately 16 miles northwest of Louisville, Kentucky, and has a service area population of approximately 48,000. Medical Center of Southern Indiana is the only hospital in the community. The hospital’s nearest competitor is Clark Memorial in Jeffersonville, Indiana, which is located approximately 20 miles from Medical Center of Southern Indiana.

     Memorial Hospital of Martinsville and Henry County is a 237-bed acute care facility located in Martinsville, Virginia. Martinsville, Virginia is located approximately 50 miles south of Roanoke, Virginia and has a service area population of approximately 100,000. We acquired the facility in May 2002 from Memorial Health System, Inc. Memorial Hospital of Martinsville and Henry County is the only hospital in the county. The hospital’s nearest competitor is Danville Regional Medical Center in Danville, Virginia, which is located approximately 30 miles from Memorial Hospital of Martinsville and Henry County.

     Minden Medical Center is a 159-bed general acute care facility located in Minden, Louisiana. Minden, Louisiana is approximately 28 miles from Shreveport and has a service area population of approximately 64,000. We acquired the facility in October 1999, along with Trinity Valley Medical Center, from Tenet Healthcare Corporation. The hospital’s nearest competitors are the Willis-Knight Medical Center and Bossier Medical Center, which are both located in Shreveport.

     Northeastern Nevada Regional Hospital, which opened in September 2001 as a replacement to Elko General Hospital, is a 75-bed general acute care facility located in Elko, Nevada. Elko, Nevada is located 237 miles west of Salt Lake City, Utah, 295 miles northeast of Reno and 475 miles north of Las Vegas. Elko County’s population is approximately 55,000, with the primary population base residing in the City of Elko. Originally constructed as a 20-bed hospital in 1920, Elko General Hospital grew and expanded with the community, undergoing two major renovations in 1958 and 1976. The nearest acute hospital competitors are in Salt Lake City, Utah.

     Palestine Regional Medical Center is a two-campus facility located in Palestine, Texas. Palestine, a community of approximately 19,000 residents, is located 50 miles south of Tyler, Texas and is roughly equidistant from Dallas and Houston. The total service area population for the hospital, which includes Anderson and eight surrounding counties, is estimated at 104,000 people. The facility is comprised of Palestine Regional Medical Center, the former Trinity Valley Medical Center, a 172-bed acute care facility that we acquired in October 1999 from Tenet Healthcare Corporation, and Palestine Regional Rehabilitation Hospital, the former Memorial Mother Frances Hospital, a 77-bed acute care facility also located in Palestine, which we have owned since 1996. Palestine Regional Medical Center competes indirectly with two other hospitals, Mother Frances Hospital Regional HealthCare Center and East Texas Medical Center, both in Tyler, Texas.

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

     Parkview Regional Hospital is a 59-bed general acute care facility located in Mexia, Texas, approximately 85 miles south of Dallas, Texas. Parkview’s primary service area includes Mexia and the surrounding Limestone County, as well as Freestone, Leon, and Hill counties. Mexia is the area’s largest city with a population of 7,000 people. The service area of the hospital includes approximately 50,000 residents. Brim Hospitals, Inc. acquired the hospital through a long-term lease in February 1996. Parkview Regional Hospital is the only hospital in the community, but experiences competition from Waco hospitals, about 40 miles to the west.

     Starke Memorial Hospital is a 53-bed general acute care facility in Knox, Indiana, a community located approximately 50 miles from South Bend. The town of Knox has a population of approximately 8,000, and the population of Starke County is estimated to be 23,000. The hospital’s total service area, including the surrounding counties, is approximately 35,000. Established in 1952, the hospital had been owned by Starke County until we purchased it in October 1996. The nearest competing hospitals are the 36-bed St. Joe Marshall County Hospital, which is located 18 miles east in Plymouth, Indiana, and the 307-bed Porter Memorial Hospital, which is located 32 miles away in Valparaiso, Indiana.

     Teche Regional Medical Center is a general acute care facility with 142 beds located in Morgan City, Louisiana, approximately 67 miles south of Baton Rouge, Louisiana. The hospital has a service area of approximately 82,000 people. We acquired the hospital through a long-term lease in December 2001. Teche Regional Medical Center is the only acute care hospital in the community it serves. The hospital’s nearest competitor is Thibodeaux Regional Medical Center, located approximately 30 miles away in Thibodeaux, Louisiana.

     Vaughan Regional Medical Center and Selma Regional Medical Center located in Selma, Alabama, were consolidated in April 2002 into a two-campus, 214-bed general acute care facility. Selma, Alabama ,which has a service area population of approximately 90,000, is located approximately 50 miles west of Montgomery, Alabama and 97 miles south of Birmingham, Alabama. The Parkway Campus is comprised of the former Selma Regional Medical Center that we acquired from Baptist Health of Montgomery, Alabama in July 2001. The Dallas Avenue Campus is comprised of the former Vaughan Regional Medical Center that we acquired from Vaughan Regional Medical Center, Inc. in October 2001. The two campuses are located approximately four miles from each other. The hospital’s current nearest competitor is Baptist Medical Center, located approximately 48 miles away in Montgomery, Alabama.

Operating Statistics

     The following table sets forth certain operating statistics for our owned or leased hospitals for each of the periods presented.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Hospitals owned or leased at end of period	20	19	14	14	10
Licensed beds (at end of period)	2,280	2,136	1,326	1,282	723
Beds in service (at end of period)	1,993	1,899	1,228	1,186	647
Admissions	72,939	55,937	47,971	32,509	21,538
Average length of stay (days)(1)	4.3	4.3	4.5	4.8	5.2
Patient days	313,172	241,967	216,663	156,846	110,816
Adjusted patient days(2)	542,626	397,577	372,352	273,394	195,998
Occupancy rate (% of licensed beds)(3)	37.6%	31.0%	44.6%	33.4%	42.0%
Occupancy rate (% of beds in service)(4)	43.1%	34.9%	48.0%	36.2%	46.9%
Net patient service revenue (in thousands)	$680,882	$509,061	$445,772	$323,319	$217,364
Gross outpatient service revenue (in thousands)	$627,213	$410,785	$377,663	$257,248	$161,508

(1)	Average length of stay is calculated based on the number of patient days divided by the number of admissions.

(2)	Adjusted patient days have been calculated based on an industry-accepted revenue-based formula of multiplying actual patient days by the sum of gross inpatient revenue and gross outpatient revenue and dividing the result by gross inpatient revenue for each hospital, to reflect an approximation of the volume of service provided to inpatients and outpatients by converting total patient revenue to equivalent patient days.

(3)	Percentages are calculated by dividing average daily census by average licensed beds.

(4)	Percentages are calculated by dividing average daily census by average beds in service.

Sources of Revenue

     We receive payments for patient care from private insurance carriers, federal Medicare programs for elderly and disabled patients, health maintenance organizations, preferred provider organizations, state Medicaid programs, TriCare, and from employers and patients directly. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The approximate percentages of net patient revenues of our facilities from these sources during the periods specified below were as follows:

	Year Ended December 31,

Source	2002	2001	2000

Medicare	44.5%	39.8%	39.7%
Medicaid	12.0	10.9	9.5
Private and other sources	43.5	49.3	50.8

Total	100.0%	100.0%	100.0%

Management Information Systems

     Following the acquisition of a hospital, we implement our systematic procedures to improve the hospital’s operating and financial performance. One of our first steps is to convert the newly-acquired hospital to our broad-based management information system. Our hospital management information system contains the primary software required to run an entire hospital, bundled into one software package. This software generally includes features such as a general ledger, patient accounting, billing, accounts receivable, payroll, accounts payable and pharmacy. Our goal is to convert an acquired hospital to our management information system within 60 days from the date of the acquisition.

Quality Assurance

     Our hospitals implement quality assurance procedures to monitor the level of care. Each hospital also has a medical executive committee, which reviews the professional credentials of physicians applying for medical staff privileges at the hospital. Each facility monitors outcomes along with procedures performed and the quality of the logistical, medical and technological support provided to the physician. We survey our patients either during their stay at the hospital or subsequently by mail to identify potential areas of improvement. All of our hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations.

Regulatory Compliance Program

     We maintain a company-wide compliance program. Our compliance program focuses on all areas of regulatory compliance, including physician recruitment, reimbursement, cost reporting practices and laboratory and home healthcare operations. Each of our hospitals designates a compliance officer and undergoes an annual risk assessment to determine potential risk issues and develop plans to correct problems should they arise. In addition, all of our employees are given a thorough introduction to our ethical and compliance guidelines, as well as a guide to the proper resources to address any concerns that may arise. We also conduct annual training to re-emphasize our established guidelines. We regularly monitor our corporate compliance programs to respond to developments in healthcare regulation and the industry. We also maintain a toll-free hotline to permit employees to report compliance concerns on an anonymous basis. In addition, the hotline is a method of obtaining answers to questions of compliance encountered during the day-to-day operation of a facility.

Management and Professional Services

     Brim Healthcare, Inc., a wholly owned subsidiary, provides management services to 36 primarily non-urban hospitals in 14 states with a total of 2,896 licensed beds. These services are provided for a fixed monthly fee under three to seven-year contracts. Brim Healthcare, Inc. generally provides a chief executive officer, who is an employee of Brim Healthcare, Inc., and may also provide a chief financial officer. Brim Healthcare, Inc. typically does not employ other hospital personnel. Management services typically are limited to strategic planning, operational consulting and assistance with Joint Commission on Accreditation of Healthcare Organizations accreditation and compliance. To further promote compliance, Brim Healthcare, Inc. requires that each of the hospitals that it manages have a compliance officer. In addition, to assist hospitals and community healthcare, Brim Healthcare, Inc. sometimes establishes regional provider networks. This subsidiary represented less than 3.0% of the net operating revenue for the year ended December 31, 2002 and 3.0% of the net operating revenue for the year ended December 31, 2001.

Competition

     The primary bases of competition among hospitals in non-urban markets are the quality and scope of medical services, strength of referral network, location, and, to a lesser extent, price. With respect to the delivery of general acute hospital services, most of our hospitals face less competition in their immediate patient service areas than would be expected in larger communities. While our hospitals are generally the primary provider of healthcare services in their respective communities, our hospitals face competition from larger tertiary care centers and, in some cases, other non-urban hospitals and full service outpatient surgery centers. Some of the hospitals that compete with us are owned by governmental agencies or not-for-profit entities supported by endowments and charitable contributions, and can finance capital expenditures on a tax-exempt basis.

     One of the most significant factors in the competitive position of a hospital is the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital that we operate, our hospitals seek to retain physicians of varied specialties on the hospitals’ medical staffs and to recruit other qualified physicians through our in-house recruiting department overseen by our Vice President of Medical Staff Development and his staff. We believe physicians refer patients to a hospital primarily on the basis of the quality of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Accordingly, we strive to maintain high ethical and professional standards and quality facilities, equipment, employees and services for physicians and their patients.

     Another factor in the competitive position of a hospital is the management’s ability to negotiate service contracts with purchasers of group healthcare services. Health maintenance organizations and preferred provider organizations attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals’ established charges. In addition, employers and traditional health insurers increasingly are interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete on the basis of market reputation, geographic location, quality and range of services, quality of the medical staff, convenience and price for service contracts with group healthcare service purchasers. The importance of obtaining contracts with managed care organizations varies from market to market, depending on the market strength of such organizations. Managed care contracts generally are less important in the non-urban markets served by us than they are in urban and suburban markets where there is typically a higher level of managed care penetration.

     State certificate of need laws, which place limitations on a hospital’s ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Five states in which we operate, Alabama, Florida, Mississippi, Nevada and Virginia currently have certificate of need laws. The application process for approval of covered services, facilities, changes in operations and capital expenditures is, therefore, highly competitive. In those states that have no certificate of need laws or that set relatively high thresholds before expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending may be more prevalent. We have not experienced, and do not expect to experience, any material adverse effects from state certificate of need requirements or from the imposition, elimination or relaxation of such requirements. See “Item 1. Business — Healthcare Regulation and Licensing.”

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

     The hospital industry and some of our hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average inpatient occupancy rates continue to be negatively affected by payor-required pre-admission authorization, utilization review, and payment mechanisms to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Admissions constraints, payor pressures and increased competition are expected to continue. We will endeavor to meet these challenges by expanding our facilities’ outpatient services, offering appropriate discounts to private payor groups, upgrading facilities and equipment, and offering new programs and services.

     We also face competition for acquisitions primarily from for-profit hospital management companies as well as not-for-profit entities. Some of our competitors have greater financial and other resources than us. Increased competition for the acquisition of non-urban acute care hospitals could have an adverse impact on our ability to acquire such hospitals on favorable terms.

Properties

     In addition to our owned and leased hospitals, we lease approximately 43,510 square feet of office space for our corporate headquarters in Brentwood, Tennessee under a seven-year lease that expires on March 31, 2005 and contains customary terms and conditions. See “Item 1. Business — Owned and Leased Hospitals.”

Employees and Medical Staff

     As of March 1, 2003, we had 7,478 “full-time equivalent” employees, including 75 corporate personnel and 72 management company personnel. The remaining employees, most of whom are nurses and office personnel, work at the hospitals. We consider relations with our employees to be good. Approximately 4.72% of our employees are represented by unions.

     We typically do not employ physicians and, as of March 1, 2003, we employed 14 practicing physicians. Certain of our hospital services, including emergency room coverage, radiology, pathology and anesthesiology services, are provided through independent contractor arrangements with physicians.

Environmental Matters

     We are subject to various Federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Our healthcare operations generate medical waste, such as pharmaceuticals, biological materials and disposable medical instruments, that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations, as well as our purchases and sales of facilities, also are subject to various other environmental laws, rules and regulations. We do not expect that we will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect our capital expenditures, earnings or competitive position.

Government Reimbursement

Medicare/Medicaid Reimbursement

     For the year ended December 31, 2002, approximately 44.5% and 12.0% of our net patient revenue resulted from Medicare and Medicaid payments, respectively. The Medicare program pays hospitals on a prospective payment system for acute inpatient services. Under this prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the patient’s final diagnosis. These payments do not take into consideration a specific hospital’s costs, but instead are set national rates adjusted for area wage differentials and case-mix index. Certain sub-acute inpatient services are currently being converted by Medicare to a prospective payment system. Rehabilitation sub-acute services were converted to a prospective payment system for cost report periods beginning on or after January 1, 2002. This system is similar to the acute inpatient system because it pays a rate based on the type of discharge. Psychiatric sub-acute services are transitioning to a prospective payment system for cost reporting periods beginning on or after October 1, 2002. Skilled nursing sub-acute services are paid based on a prospective per diem, which is also tied to the patient’s needs and condition.

     For several years, the percentage increases to the prospective payment rates have been lower than the percentage increases in the cost of goods and services purchased by general hospitals. The index used to adjust payment rates is based on a price proxy, known as the hospital market basket index, reduced by Congressionally-mandated reduction factors. For fiscal year 2003, the hospital market basket index was rebased and revised based on 1997 data. The Balanced Budget Act of 1997 set the diagnosis-related group payment rates of increase for future federal fiscal years at rates that will be based on the market basket rates less reduction factors of 1.1% in 2001 and 2002. The Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”) amended the Balanced Budget Act of 1997 by giving hospitals a full market basket increase in fiscal year 2001 and market basket minus 0.55% in fiscal years 2002 and 2003. In addition, BIPA contains provisions delaying scheduled reductions in payment for home health agencies and other provisions designed to lessen the impact on providers of spending reductions contained in the Balanced Budget Act of 1997.

     Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. The Balanced Budget Act of 1997 mandated the implementation of the prospective payment system for Medicare outpatient services. This outpatient prospective payment system is based on a system of Ambulatory Payment Categories. Each Ambulatory Payment Category represents a bundle of outpatient services, and each Ambulatory Payment Category has been assigned a fully prospective reimbursement rate. On November 1, 2002, the Centers for Medicare and Medicaid Services (CMS), formerly the Health Care Financing Administration, announced a final rule establishing the fiscal year 2003 conversion factor and additional revisions to Ambulatory Payment Categories for hospital outpatient departments. The fiscal year 2003 conversion factor was increased by the hospital market basket index less an adjustment for wage index revisions. The weights assigned to many Ambulatory Payment Categories were revised based on new data; many weights are significantly lower than 2002, while others are higher.

     Medicare has special payment provisions for “Sole Community Hospitals.” A Sole Community Hospital is generally the only hospital in at least a 35-mile radius or a 45-minute driving time radius. Colorado Plains Medical

Center, Colorado River Medical Center, Northeastern Nevada Regional Hospital, Havasu Regional Medical Center, Palo Verde Hospital, Parkview Regional Hospital and Los Alamos Medical Center qualify as Sole Community Hospitals under Medicare regulations. Special payment provisions related to Sole Community Hospitals include the payment of a hospital’s specific rate which may be higher than the Federal DRG payment rate.

     Each state has its own Medicaid program that is funded jointly by such state and the federal government. Federal law governs how each state manages its Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit local needs and resources. As a result, each state Medicaid plan has its own payment formula and recipient eligibility criteria.

     The Balanced Budget Act of 1997 also repealed the Boren Amendment. The Boren Amendment was enacted in 1980 and imposed several requirements on states in their calculations of Medicaid rates. For example, the Boren Amendment required states to pay providers rates that are “reasonable and adequate” to meet the necessary costs of an economically and efficiently operated facility. The result is that states have set lower Medicaid reimbursement rates than they would have under the Boren Amendment.

Program Adjustments

     The Medicare, Medicaid and TRICARE programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to facilities. The final determination of amounts earned under the programs often takes many years because of audits by the program representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. Differences between original estimates and subsequent revisions (including final settlements) are included in consolidated statements of income in the period in which the revisions are made. Management believes that adequate provision has been made for such adjustments. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

     Because of information technology problems at CMS, prior to May 2002 U.S. hospitals were unable to file Medicare cost reports for periods ending on or after August 1, 2000. Between May 2002 and May 2003, we will file two years of cost reports for our hospitals based on the timetable developed by CMS. Between May 2002 and December 2002, we filed 31 cost reports. Based on the timetable developed by CMS, as of April 2003, we will be back to the normal filing dates.

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

     There continue to be federal and state proposals that would, and actions that do, impose more limitations on government and private payments to providers such as us. In addition, there are proposals to increase co-payments and deductibles from program and private patients. Our facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as “utilization review,” have resulted in a decrease in certain treatments and procedures being performed.

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

Certificate of Need Requirements

     Some states require approval for purchase, construction and expansion of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. Five states in which we currently own hospitals, Alabama, Florida, Mississippi, Nevada and Virginia, have certificate of need laws. In addition, we may in the future buy additional hospitals in states that require certificates of need. We are unable to predict whether our hospitals will be able to obtain any certificates of need that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required.

Anti-Kickback and Self-Referral Regulations

     Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the “anti-kickback” statute, prohibit certain business practices and relationships that might influence the provision and cost of healthcare services reimbursable under Medicaid or Medicare or other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from government programs, such as the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities. The Health Insurance Portability and Accountability Act of 1996, which became effective January 1, 1997, added several new fraud and abuse laws. These new laws cover all health insurance programs—private as well as governmental. In addition, the Health Insurance Portability and Accountability Act of 1996 broadened the scope of certain fraud and abuse laws, such as the anti-kickback statute, to include not just Medicare and Medicaid services, but all healthcare services reimbursed under a federal or state healthcare program.

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

     In addition, provisions of the Social Security Act prohibit physicians from referring Medicare and Medicaid patients to providers of a broad range of designated health services with which the physicians or their immediate family members have ownership or certain other financial arrangements. Certain exceptions are available for employment agreements, leases, physician recruitment and certain other physician arrangements. These provisions are known as the Stark law and are named for the legislative sponsor, Rep. Fortney “Pete” Stark (R-CA). A person making a referral, or seeking payment for services referred, in violation of the Stark law would be subject to the following sanctions:

•	civil money penalties of up to $15,000 for each service;

•	restitution of any amounts received for illegally billed claims; and/or

•	exclusion from participation in the Medicare program, which can subject the person or entity to exclusion from participation in state healthcare programs.

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

Federal False Claims Act

     The government has shown an increasing willingness in recent years to bring lawsuits against healthcare providers alleging violations of a variety of healthcare and non-healthcare laws, including, among others, the federal false claims act (the “False Claims Act”) and mail fraud and wire fraud. The False Claims Act, in particular, has been used with increasing frequency and creativity. The False Claims Act has “qui tam” or “whistleblower” provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. If the action is successful, the private individual may recover up to one-third of the government’s recovery. The False Claims Act provides for a penalty of up to three times the amount of the false claim, plus up to $11,000 for each claim falsely submitted to the government.

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

Utilization Review Compliance and Hospital Governance

     Our healthcare facilities are subject to and comply with various forms of utilization review. In addition, under the Medicare prospective payment system, each state has a Quality Improvement Organization to carry out federally mandated systems of review of Medicare patient admissions, treatments and discharges in hospitals. Medical and surgical services and practices also are supervised extensively by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility’s local governing board, the primary voting members of which are physicians and community members, and are reviewed by our quality assurance personnel. The local governing boards also:

•	help maintain standards for quality care;

•	develop long-range plans;

•	establish, review and enforce practices and procedures; and

•	approve the credentials and disciplining of medical staff members.

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

Medical Records Privacy Legislation

     The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) provide that the Department of Health and Human Services (“DHHS”) publish regulations requiring the use of uniform data standards for the exchange of information between healthcare providers and health plans submitted or received electronically to carry out financial and administrative activities including healthcare claims and payment transactions. These provisions are intended to improve the efficiency and effectiveness of the healthcare industry by enabling the efficient electronic transmission of certain health information. On August 17, 2000, DHHS published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2003, although the government required us to submit a plan by October 16, 2002 showing how we plan to meet the transaction standards. We successfully met this deadline. We cannot predict the impact that final regulations, when fully implemented, will have on us.

     The Administrative Simplification Provisions also require DHHS to adopt standards to protect the security and privacy of health-related information. DHHS promulgated final regulations containing security standards on February 20, 2003, but compliance with these regulations is not required until April 21, 2005. These final security regulations would require healthcare providers to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of electronically received, maintained or transmitted individually identifiable health-related information. In addition, DHHS released final regulations containing privacy standards in December 2000, but compliance with these regulations is not required until April 14, 2003. The privacy regulations will apply to medical records and other individually identifiable health information used or disclosed by healthcare providers, hospitals, health plans and healthcare clearinghouses in any form, whether electronically, on paper, or orally. The privacy regulations:

•	restrict how we can use a patient’s health information within our facilities and when we can disclose a patient’s health information to others outside of our facilities;

•	grant patients the right to: access and copy their records; amend their records; obtain accountings of certain disclosures of their health information to others; request that we send their health information to them by alternative means or locations and request restrictions on the use and disclosure of their health information in addition to the ones already required by the privacy regulations;

•	require us to provide our patients a notice outlining the patient’s rights under the privacy regulations and our privacy practices

•	appoint a privacy officer and implement a process under which the patient may file complaints when the privacy regulations are violated; and

•	require us to enter into written contracts extending many of these requirements to third parties to whom we prove patient health information in order to perform functions on our behalf.

We have implemented privacy policies and procedures to ensure compliance with the privacy regulations. We cannot predict the impact that these final regulations, when fully implemented, will have on us. If we violate these regulations, we could be subject to monetary fines, penalties and criminal sanctions.

Emergency Medical Treatment and Active Labor Act

     All of our facilities are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.

     In May, 2002 CMS proposed changes to the EMTALA implementing regulations that would clarify hospitals’ EMTALA obligations by specifying when a patient is considered to be on a hospital’s property for purposes of treating the person pursuant to EMTALA, particularly with respect to (a) inpatients, (b) patients presenting to outpatient departments, off-campus provider-based entities, locations within the hospital other than the emergency department, and hospital-owned ambulances. The proposed rule also indicated CMS believed the requirements for on-call physicians could not be restricted to an objective standard but should meet the hospital’s and community needs. Although CMS intended to publish final EMTALA revisions on August 1, 2002, due to the overwhelming amount of comments that CMS received to the proposed rules CMS indicated that the final EMTALA changes would be published at some later date. We believe that our facilities comply with EMTALA, but we cannot predict the final modifications CMS will implement to the EMTALA regulations in the future, or the cost of implementing changes to comply with such modifications.

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

     The Alquist Act requires that within three years after the Building Standards Commission has adopted evaluation criteria and retrofit standards:

•	certain hospitals must conduct seismic evaluations and submit these evaluations to the Office of Statewide Health Planning and Development, Facilities Development Division for its review and approval;

•	hospitals must identify the most critical nonstructural systems that represent the greatest risk of failure during an earthquake and submit timetables for upgrading these systems to Office of Statewide Health Planning and Development, Facilities Development Division for its review and approval; and

•	regulated hospitals must prepare a plan and compliance schedule for each regulated building demonstrating the steps a hospital will take to bring the hospital buildings into substantial compliance with the regulations and standards.

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

Professional Liability

     As part of our business, we are subject to claims of liability for events occurring as part of the ordinary course of hospital operations. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance coverage of approximately $51,000,000, although some claims may exceed the scope of the coverage in effect. At December 31, 2000, we purchased a tail policy that provided an unlimited claim reporting period for our professional liability for claims incurred prior to December 31, 2000. Effective January 1, 2001, we purchased a claims-made policy and will provide an accrual for incurred but not reported claims. Recently, the cost of malpractice and other liability insurance has risen significantly. Therefore, adequate levels of insurance may not continue to be available at a reasonable price.

     Through our typical hospital management contract, we attempt to protect ourselves from such liability by requiring the hospital to maintain certain specified limits of insurance coverage, including professional liability, comprehensive general liability, worker’s compensation and fidelity insurance, and by requiring the hospital to name Brim Healthcare, Inc., our hospital management subsidiary, as an additional insured party on the hospital’s professional and comprehensive general liability policies. We also maintain certain contingent liability policies designed to cover contingent exposure Brim Healthcare, Inc. could incur under such management contracts. Our management contracts generally provide for our indemnification by the hospital against claims that arise out of hospital operations. However, there can be no assurance the hospitals will maintain such insurance or that such indemnities will be available.

Available Information

     We make available free of charge through our Internet website (http://www.prhc.net) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. However, the information found on our website is not part of this or any other report.

Principal Risk Factors that May Affect Our Business and Results of Operations

If government programs reduce the payments we receive as reimbursement for our services, our revenues may decline.

     The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. The Federal Balanced Budget Act of 1997, which established a plan to balance the federal budget by fiscal year 2002, includes significant reductions in spending levels for the Medicare and Medicaid programs, including:

•	payment reductions for inpatient and outpatient hospital services;

•	establishment of a prospective payment system for hospital outpatient services, skilled nursing facilities and home health agencies under Medicare; and

•	repeal of the federal payment standard often referred to as the “Boren Amendment” for hospitals and nursing facilities, which could result in lower Medicaid reimbursement rates.

     The financial impact of the Federal Balanced Budget Act of 1997, however, has been lessened somewhat by the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, although significant revisions in how hospitals are paid for some services are still proceeding. We cannot predict the impact of future legislative and regulatory actions which might be taken to reduce Medicare and Medicaid payment levels.

     In the future, Congress and state legislatures could introduce proposals to make major changes in the health care system. If these proposals are enacted, we may see a decline in the Medicare and Medicaid reimbursements we receive for our services; however, at this time, we do not know what health care reform legislation will be enacted or whether any changes in health care programs will occur.

The health care cost containment initiatives and the financial condition of purchasers of health care services may limit our revenue and profitability.

     During the past several years, major purchasers of health care, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor health care costs. As part of their efforts to contain health care costs, purchasers increasingly are demanding discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements. We expect efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors to continue. In addition, we anticipate that organizations offering prepaid and discounted medical services packages may represent an increasing portion of our patient admissions. An increasing number of managed care organizations have experienced financial difficulties in recent years, in some cases resulting in bankruptcy or insolvency. In some instances, organizations with provider agreements with certain of our hospitals have become insolvent, and the hospitals have been unable to collect the full amounts due from such organizations. Other managed care organizations with whom we do business may encounter similar difficulties in paying claims in the future. We believe that reductions in the payments we receive for our services, coupled with the increased percentage of patient admissions from organizations offering prepaid and discounted medical services and difficulty in collecting receivables from managed care organizations, could reduce our overall revenue and profitability.

If we fail to comply with regulations regarding licenses, ownership and operation, we could impair our ability to operate or expand our operations in any state.

     All of the states in which we operate require hospitals and most health care facilities to maintain a license. In addition, some states require prior approval for the purchase, construction and expansion of health care facilities, based upon a state’s determination of need for additional or expanded health care facilities or services. Such determinations, embodied in certificates of need issued by governmental agencies with jurisdiction over health care facilities, may be required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and other matters. Five states in which we currently own hospitals, Alabama, Florida, Mississippi, Nevada and Virginia, have certificate of need laws. The failure to obtain any required certificate of need or the failure to maintain a required license could impair our ability to operate or expand operations in any state.

We are subject to extensive governmental regulation regarding conduct of our operations and our relationships with physicians. If we fail to comply with these regulations, we could suffer penalties or be required to make significant changes to our operations.

     The health care industry must comply with many laws and regulations at federal, state and local governmental levels. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. In particular, Medicare and Medicaid anti-fraud and abuse provisions, known as the “anti-kickback statute,” prohibit some business practices and relationships related to items or services reimbursable under Medicare, Medicaid and other federal health care programs. For instance, the anti-kickback statute prohibits health care service providers from paying or receiving remuneration to induce or arrange for the referral of patients or items or services covered by a federal or state health care program.

If regulatory authorities determine that any of our hospitals’ arrangements violate the Anti-Kickback Statute, we could be subject to liabilities under the Social Security Act, including:

•	criminal penalties;

•	civil monetary penalties; and/or

•	exclusion from participation in Medicare, Medicaid or other federal health care programs, any of which could impair our ability to operate one or more of our hospitals or to operate profitably.

     The Health Insurance Portability and Accountability Act of 1996 required the Department of Health and Human Services to issue regulations requiring hospitals and other providers to implement measures to ensure the privacy and security of patients’ medical records and use of uniform data standards for the exchange of information between the hospitals and health plans including claims and payment transactions. Full compliance with the privacy standard is required by April 14, 2003 and the transaction standard by October 16, 2003. Full compliance with the security standard is required by April 21, 2005. We may incur additional expenses in order to comply with these standards. We cannot predict the extent of our costs for implementing the requirements at this stage.

     In addition, the portion of the Social Security Act commonly known as the “Stark law” prohibits physicians from referring Medicare or Medicaid patients to particular providers of designated health services if the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement with that provider. Sanctions for violating the Stark law include civil money penalties and possible exclusion from the Medicare program. Many states have adopted or are considering similar anti-kickback and physician self-referral legislation. Some of the state physician self-referral laws are more restrictive than the Stark law, in that they apply to services reimbursed by all payors, not just by Medicaid or other government payors.

     Moreover, the federal government has shown an increasing willingness to prosecute providers under a variety of fraud laws, including laws that have not traditionally been used for health care fraud, such as the federal civil false claims law and the federal mail and wire fraud laws.

There are heightened coordinated civil and criminal enforcement efforts by federal and state government agencies relating to the health care industry. we may become the subject of an investigation in the future.

     In recent years, the media and public attention have focused on the hospital industry due to ongoing investigations related to:

•	referral, cost reporting and billing practices;

•	laboratory and home health care services; and

•	physician ownership and joint ventures involving hospitals.

     Both federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. In addition, the Office of the Inspector General of the U.S. Department of Health and Human Services and the Department of Justice have established enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Recent initiatives include a focus on hospital billing for outpatient charges associated with inpatient services, as well as hospital laboratory billing practices.

     We cannot predict whether we or other hospital operators will be the subject of future investigations or inquiries. In the event that we become the subject of an investigation, we will be required to devote management and financial resources to defending our company in the investigation. In addition, any negative publicity surrounding the investigation could affect adversely the price of our common stock and the notes. If we incur significant fines or penalties or are forced to reimburse amounts as a result of the investigation, our profitability may decline.

     We may need to obtain additional financing in order to fund our acquisition program and capital expenditures, and additional financing may not be available when needed.

     Our acquisition program requires substantial capital resources. Likewise, the operations of our existing hospitals require ongoing capital expenditures for renovation, expansion and the addition of medical equipment and technology utilized in the hospitals.

     For example, if specified operating targets are achieved, we have agreed to build replacement facilities for Eunice Community Medical Center and Glades General Hospital. These two facilities are expected to cost approximately $20.0 million and $25.0 million, respectively.

     We may need to incur additional indebtedness and may issue, from time to time, debt or equity securities to fund these expenditures. We may not receive financing on satisfactory terms. In addition, our existing level of indebtedness may restrict our ability to borrow additional funds. If we are not able to obtain financing, then we may not be in a position to consummate acquisitions or undertake capital expenditures.

Our growth strategy depends on acquisitions, and we may not be able to manage our growth effectively or acquire hospitals that meet our target criteria. we also may have difficulties acquiring hospitals from non-profit entities due to regulatory scrutiny.

     A key element of our growth strategy is expansion through the acquisition of acute care hospitals in attractive non-urban markets. We face competition for acquisitions primarily from other for-profit health care companies. Some of our competitors have greater financial and other resources than we do. Even though we may acquire additional hospitals, we may not be able to acquire a sufficient number of hospitals that meet our target criteria in order to implement successfully our growth strategy.

     Hospital acquisitions generally require a longer period to complete than acquisitions in many other businesses and are subject to additional regulatory uncertainty. In recent years, the legislatures and attorneys general of some states have shown a heightened level of interest in transactions involving the sale of hospitals by not-for-

profit entities. Although the level of interest varies from state to state, the trend is to provide for increased governmental review, and in some cases approval, of transactions in which not-for-profit entities sell a health care facility. Attorneys general in some states have been especially active in evaluating these transactions. Although we have not yet been adversely affected as a result of these trends, such increased scrutiny may increase the difficulty or prevent the completion of transactions with not-for-profit organizations in some states in the future, and may affect our ability to exercise existing purchase options for hospitals under current hospital lease agreements.

We have a concentration of revenue in Texas and Arizona, which makes us particularly sensitive to regulatory and economic changes in those states.

     Palestine Regional Medical Center, Ennis Regional Medical Center and Parkview Regional Medical Center, each located in Texas, collectively accounted for 16.4% of our net operating revenue for the year ended December 31, 2002. This concentration makes us particularly sensitive to economic, competitive and regulatory conditions in Texas. Any adverse change in these conditions could reduce significantly our revenues and profitability.

     We also own Havasu Regional Medical Center in Lake Havasu City, Arizona, which accounted for approximately 11.4% of our net operating revenue for the year ended December 31, 2002. Similarly, this concentration of revenue in Arizona makes us particularly sensitive to economic, competitive and regulatory conditions in Arizona. Any adverse change in these conditions could reduce significantly our revenues and profitability.

Our California hospitals must comply with California seismic standards which may require us to make significant capital expenditures.

     California has a statute and regulations that require hospitals to meet seismic performance standards. Regulated hospitals that do not meet the standards may be required to retrofit facilities. California law requires that owners of regulated hospitals evaluate their facilities and develop a plan and schedule for complying with the standards. We are required to conduct engineering studies of our California facilities to determine whether and to what extent modifications to our facilities will be required. We have submitted compliance plans for our California facilities. Any facilities not currently in compliance with the seismic regulations and standards must be brought into compliance by 2008, or 2013 if the facility obtains an extension. In the event that our California facilities are found not to be in compliance with the seismic standards, we may be required to make significant capital expenditures to bring the California facilities into compliance, which could impact our earnings.

Our performance depends on our ability to recruit and retain quality physicians, nurses and other health care professionals at our hospitals.

     The success of our owned or leased hospitals depends on:

•	the number and quality of the physicians on the medical staff of, or who admit patients to, our hospitals;

•	the admissions practices of those physicians; and

•	the maintenance of good relations between our company and such physicians.

     Because physicians generally direct the majority of hospital admissions, our success has been dependent, in part, upon recruiting quality physicians and maintaining good relations with and retaining our physicians. We generally do not employ physicians, and many of our staff physicians have admitting privileges at other hospitals. Only a portion of physicians are interested in practicing in the non-urban communities in which our hospitals are located. The departure of physicians from these communities, such as we experienced in 2002, or our inability to recruit physicians to these communities, could make it more difficult to attract patients to our hospitals and could affect our profitability. Also, if we are unable to maintain good relationships with physicians, our hospitals’ admissions may decrease and our operating performance may decline. In addition, hospitals nationwide are experiencing a shortage of nursing professionals, a trend which many industry observers expect to continue over the next decade. If the supply of qualified nurses or other health care professionals declines in the markets in which our hospitals operate, it may result in increased labor expenses and lower operating margins at those hospitals.

We depend heavily on key personnel, and loss of the services of one or more of our key executives or a significant portion of our local management personnel could weaken our management team and our ability to deliver health care services efficiently.

     Our success largely depends on the skills, experience and efforts of our senior management, particularly Chairman and Chief Executive Officer, Martin S. Rash; President and Chief Operating Officer, John M. Rutledge; and Senior Vice President and Chief Financial Officer, Christopher T. Hannon. Our operations also are dependent on the efforts, ability and experience of key members of our local management staff. The loss of services of one or more members of our senior management or of a significant portion of any of our local management staff could weaken significantly our management expertise and our ability to deliver health care services efficiently. We do not maintain key man life insurance policies on any of our officers.

Other hospitals and freestanding outpatient facilities provide services similar to those offered by our hospitals, which may raise the level of competition faced by our hospitals.

     In all geographical areas in which we operate, there are other health care providers, including hospitals, outpatient surgery centers and other outpatient facilities, that provide comparable services to those offered by our hospitals. Some of the hospitals with which we compete are owned by governmental agencies and supported by tax revenues, and others are owned by not-for-profit corporations and may be supported to a large extent by endowments and charitable contributions. Some of these competitors are larger, may be more established and may have more capital and other resources than we do. Many of our hospitals attempt to attract patients from surrounding counties and communities, including communities in which a competing facility exists. If our competitors are able to finance capital improvements and expand services at their facilities, we may be unable to attract patients away from these facilities.

If we fail to improve the operations of acquired hospitals, we may be unable to achieve our growth strategy.

     Some of the hospitals we have acquired or will acquire had or may have operating losses prior to the time we acquired them. We may be unable to operate profitably any hospital or other facility we acquire, effectively integrate the operations of any acquisitions, or otherwise achieve the intended benefit of our growth strategy.

We may be subject to liabilities because of claims brought against our owned and leased hospitals. In addition, if we acquire hospitals with unknown or contingent liabilities, we could become liable for material obligations.

     In recent years, plaintiffs have brought actions against hospitals and other health care providers, alleging malpractice, product liability or other legal theories. Many of these actions involved large claims and significant defense costs. We maintain professional malpractice liability and general liability insurance coverage of approximately $51,000,000 to cover claims arising out of the operations of our owned and leased hospitals. Some of the claims, however, could exceed the scope of the coverage in effect or coverage of particular claims could be denied. While our professional and other liability insurance has been adequate in the past to provide for liability claims, such insurance may not be available for us to maintain adequate levels of insurance.

     In addition, hospitals that we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations. Although we obtain contractual indemnification from sellers covering these matters, such indemnification may be insufficient to cover material claims or liabilities for past activities of acquired hospitals.

We may be subject to liabilities because of claims arising from our hospital management activities.

     We may be subject to liabilities from the acts, omissions and liabilities of the employees of hospitals we manage or from the actions of our employees in connection with the management of such hospitals. Our hospital management contracts generally require the hospitals we manage to indemnify us against certain claims and to maintain specified amounts of insurance. The hospitals, however, may not maintain such insurance and indemnification may not be available to us. Recently, other hospital management companies have been subject to complaints alleging that these companies violated laws on behalf of hospitals they managed. In some cases, plaintiffs brought actions against the managing company instead of, or in addition to, their individually managed hospital clients for these violations. Our managed hospitals or other third parties may not hold us harmless for any losses we incur arising out of the acts, omissions and liabilities of the employees of the hospitals we manage. If the courts determine that we are liable for amounts exceeding the limits of any insurance coverage or for claims outside the scope of that coverage or any indemnity, or if any indemnity agreement is determined to be unenforceable, then the resulting liability could affect adversely our business, results of operations and financial condition.

ITEM 2.     PROPERTIES

     Information with respect to our hospital facilities and other properties can be found in Item 1 of this report under the captions, “Business – Owned and Leased Hospitals,” and “Business – Properties.”

ITEM 3.     LEGAL PROCEEDINGS

     Our company is from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts or for wrongful restriction of or interference with physicians staff privileges. In certain of these actions, plaintiff’s request punitive and other damages that may not be covered by insurance. We currently are not a party to any proceeding which, in our opinion, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to June 5, 2002, our common stock was quoted on the Nasdaq National Market under the symbol “PRHC.” On and subsequent to June 5, 2002, our common stock has been quoted on the New York Stock Exchange under the symbol “PRV.” The following table sets forth the high and low sale prices for our common stock as reported by the Nasdaq National Market and New York Stock Exchange, as applicable, for the periods indicated. The prices have been restated to reflect the effect of the three-for-two stock split effected in the form of a 50% stock dividend on April 30, 2002.

2002	High	Low

First Quarter	$24.33	$18.19
Second Quarter	26.76	22.36
Third Quarter	22.40	15.55
Fourth Quarter	19.11	9.19

2001	High	Low

First Quarter	$26.54	$16.09
Second Quarter	23.80	15.18
Third Quarter	26.38	20.80
Fourth Quarter	25.39	17.00

     As of March 1, 2003, there were approximately 48,713,946 shares of common stock outstanding, held by 1,025 record holders.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data is qualified by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, appearing elsewhere in this report.

	Selected Consolidated Financial Data
	(In thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000	1999	1998

Income Statement Data:
Net operating revenue	$704,347	$530,739	$469,858	$346,692	$238,855
Net income(1)	36,112	32,908	19,938	14,501	10,007
Net income to common shareholders(2)	36,112	32,908	19,938	14,501	9,311
Net income per share to common shareholders—diluted	0.73	0.67	0.45	0.40	0.30

Balance Sheet Data (at end of period):
Total assets	$971,711	$759,897	$530,852	$497,616	$339,377
Long-term obligations, less current maturities	461,576	330,838	162,086	259,992	134,301
Stockholders’ equity	413,202	362,005	314,714	184,359	169,191

(1)	The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if certain indicators arise. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s pro forma net income would have been $37,106, $24,285, $18,505, and $12,985, for the years ended December 31, 2001, 2000, 1999, and 1998 respectively.

(2)	Preferred stock dividends and accretion totaled $696 in 1998. The preferred stock was redeemed in February 1998 at the time of our initial public offering.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and related notes, appearing elsewhere in this report.

Overview

     We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of December 31, 2002, we owned or leased 20 general acute care hospitals in 13 states with a total of 2,280 licensed beds, and managed 36 hospitals in 14 states with a total of 2,897 licensed beds.

Impact of Acquisitions and Divestitures

     An integral part of our strategy is to acquire non-urban acute care hospitals. Because of the financial impact of our recent acquisitions, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented. In addition, because of the relatively small number of owned and leased hospitals, each hospital acquisition can materially affect our overall operating performance. Upon the acquisition of a hospital, we typically take a number of steps to lower operating costs. The impact of such actions may be offset by cost increases to expand services, strengthen medical staff and improve market position. The benefits of these investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly-acquired hospital may adversely affect overall operating margins in the near term. As we make additional hospital acquisitions, we expect that this effect will be mitigated by the expanded financial base of existing hospitals and the allocation of corporate overhead among a larger number of hospitals. We also may divest certain hospitals in the future if we determine a hospital no longer fits within our strategy.

Industry Trends

     The federal Medicare program accounted for approximately 44.5%, 39.8% and 39.7% of net patient revenue in 2002, 2001 and 2000, respectively. The state Medicaid programs accounted for approximately 12.0%, 10.9% and 9.5% of net patient revenue in 2002, 2001 and 2000, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

     Both federal and state legislatures are continuing to scrutinize the healthcare industry for the purpose of reducing healthcare costs. While we are unable to predict what, if any, future healthcare-reform legislation may be enacted at the federal or state level, we expect continuing pressure to limit expenditures by governmental healthcare programs. The Balanced Budget Act of 1997 imposed certain limitations on increases in the inpatient Medicare rates paid to acute care hospitals. As required by the Balanced Budget Act of 1997, payments for hospital outpatient, psychiatric sub-acute, home health and rehabilitation sub-acute services have converted to prospective payment systems, instead of payments being based on costs. Most hospital outpatient services are now reimbursed under an outpatient prospective payment system based on a system of Ambulatory Payment Classification. Rehabilitation and psychiatric sub-acute services began transitioning to a prospective payment system in 2002. The Balanced Budget Act of 1997 also includes a managed care option that could direct Medicare patients to managed care organizations. The Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”) amended the Balanced Budget Act of 1997 by giving hospitals a full market basket increase in fiscal years 2002 and 2003. In addition, BIPA contains provisions delaying scheduled reductions in payment for home health agencies and other provisions designed to lessen the impact on providers of spending reductions contained in the Balanced Budget Act of 1997. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse effect on the healthcare industry and our company.

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

     The billing and collection of accounts receivable by hospitals are complicated by a number of factors, including:

•	the complexity of the Medicare and Medicaid regulations;

•	increases in managed care;

•	hospital personnel turnover;

•	the dependence of hospitals on physician documentation of medical records; and

•	the subjective judgment involved.

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

     Our historical financial trend has been impacted favorably by our success in acquiring acute care hospitals. While we believe that the healthcare industry trends described above may create future acquisition opportunities, our future financial growth rates will be impacted by our ability to acquire hospitals and to successfully integrate them into our system.

Results of Operations

     The following table presents, for the periods indicated, information expressed as a percentage of net operating revenue. Such information has been derived from our consolidated statements of income included elsewhere in this report. The results of operations for the periods presented include hospitals from their acquisition dates, as previously discussed.

	Year Ended December 31,

	2002	2001	2000

Net operating revenue	100.0%	100.0%	100.0%
Operating expenses(1)	(83.5)	(81.3)	(82.1)

EBITDA(2)	16.5	18.7	17.9
Depreciation and amortization	(4.9)	(5.7)	(5.7)
Interest, net	(3.1)	(2.3)	(3.5)
Minority interest	(0.0)	(0.0)	(0.0)
Gain (Loss) on sale	0.0	(0.0)	(1.3)

Income before income taxes	8.5	10.7	7.4
Provision for income taxes	(3.4)	(4.5)	(3.2)

Net income(3)	5.1%	6.2%	4.2%

	Year Ended December 31,

	2002	2001	2000

Revenues	$704,347	$530,739	$469,858
Salaries and benefits	277,843	205,628	180,881
Supplies	87,473	59,341	54,465
Other operating expenses (1)	165,934	117,017	106,790
Provision for doubtful accounts	56,765	49,283	43,604

	588,015	431,269	385,740

EBITDA (2)	$116,332	$99,470	$84,118

(1)	Operating expenses represent expenses before depreciation and amortization, interest expense, minority interest, (gain) loss on sale of assets and income taxes.

(2)	EBITDA represents the sum of income before income taxes, interest, depreciation and amortization and minority interest and gain (loss) on sale of assets. EBITDA is commonly used as an analytical indicator of operating performance within the healthcare industry and also serves as a measure of leverage and debt service capacity. Province management considers EBITDA to be one measure of our ability to service existing debt, sustain potential increases in debt in the future and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States, and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Because EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(3)	The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if certain indicators arise. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s pro forma net income, as a percentage of net revenue, would have been 7.0% and 5.2%, for the years ended December 31, 2001 and 2000, respectively.

     Hospital revenues are received primarily from Medicare, Medicaid and commercial insurance. The percentage of revenues received from the Medicare program is expected to increase with the general aging of the population. The payment rates under the Medicare program for inpatients are based on a prospective payment system, based upon the diagnosis of a patient. While these rates are indexed for inflation annually, the increases historically have been less than actual inflation. In addition, states, insurance companies and employers are actively negotiating the amounts paid to hospitals as opposed to paying standard hospital rates. The trend toward managed care, including health maintenance organizations, preferred provider organizations and various other forms of managed care, may affect our hospitals’ ability to maintain their current rate of net operating revenue growth.

     We continuously monitor the cost/benefit relationship of services provided at our hospitals, and make decisions related to adding new services or discontinuing existing services.

     Net patient service revenue is reported net of contractual adjustments and policy discounts. The adjustments principally result from differences between our hospitals’ customary charges and payment rates under the Medicare, Medicaid and other third-party payor programs. Customary charges generally have increased at a faster rate than the rate of increase for Medicare and Medicaid payments. Operating expenses of our hospitals primarily consist of salaries, wages and benefits, purchased services, supplies, provision for doubtful accounts, rentals and leases, and other operating expenses, principally consisting of utilities, insurance, property taxes, travel, physician recruiting, telephone, advertising, repairs and maintenance.

     Other revenue is comprised of fees from management and professional consulting services provided to third-party hospitals pursuant to management contracts and consulting arrangements, reimbursable expenses and miscellaneous other revenue items. Management and professional services revenue plus reimbursable expenses total less than 3% of our consolidated net operating revenue for the year ended December 31, 2002. Operating expenses for the management and professional services business primarily consist of salaries, wages and benefits and reimbursable expenses.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net operating revenue increased to $704.3 million in 2002 from $530.7 million in 2001, an increase of $173.6 million, or 32.7%. Cost report settlements and the filing of cost reports had a minimal effect on net revenue in 2002, and resulted in a positive revenue adjustment of $0.6 million, or 0.1% of net operating revenue, in 2001. Net patient service revenue generated by the 17 hospitals owned during both periods increased $3.1 million. Price increases for these hospitals were offset by a slight decrease in inpatient admissions (less than 1%) and a decline in surgeries of 6.2%. The decline in admissions and surgeries were attributable to the departure of 51 physicians at the hospitals during 2002. Total net patient service revenue increased 33.8% during 2002, primarily related to the hospitals acquired in the fourth quarter of 2001 and during 2002.

     Our 2002 operations were adversely affected by the loss of physicians. During 2002, we lost 51 physicians who were major contributors, with the majority leaving in the last six months of the year. We define a “major contributor” as a physician generating $200,000 or more in revenues annually. All of these physicians left for reasons unrelated to hospital operations. We recruited 82 physicians in 2002, 59% of whom only started their practices in the third and fourth quarters of the year. Therefore, the new practices were unable to generate sufficient volume to replace the lost revenues generated by the departing physicians. As the new physicians’ practices move along the timeline toward full, mature practices, lost revenues will be replaced. Of the 82 recruited physicians, 76 are admitting physicians. Based on historic practice patterns of physicians recruited to our hospitals, to date, these physician practices are tracking in line with historic trends and our expectations.

     Our 2002 operations were adversely impacted by increased competition from ambulatory surgery centers in two of our markets. We have been proactive in the only other markets large enough to support full service ambulatory surgery centers that currently do not have these services, by either pursuing a certificate of need for a full service ambulatory surgery center ourselves, or working with physicians in the market to address the community need for outpatient surgery services.

     Operating expenses increased to $588.0 million, or 83.5% of net operating revenue, in 2002 from $431.3 million, or 81.3% of net operating revenue, in 2001. The increase in operating expenses of hospitals owned during both periods resulted primarily from new services and increased physician recruiting. The consolidated provision for doubtful accounts decreased to 8.1% of net operating revenue in 2002 from 9.3% of net operating revenue in 2001, primarily related to improvement in days in accounts receivable and increased up-front cash collections. The majority of the increase in total operating expenses was attributable to the acquisition of additional hospitals in the fourth quarter of 2001 and in 2002.

     EBITDA was $116.3 million, or 16.5% of net operating revenue, in 2002, compared to $99.5 million, or 18.7% of net operating revenue, in 2001.

     Depreciation and amortization expense increased to $34.2 million, or 4.9% of net operating revenue, in 2002 from $30.2 million, or 5.7% of net operating revenue in 2001. The increase in depreciation and amortization resulted primarily from the acquisition of additional hospitals in 2002 and 2001, and capital expenditures at hospitals owned during both periods, offset by non-amortization of goodwill in 2002, which had an impact of approximately $4.4 million. Interest expense increased to $22.0 million in 2002 from $12.1 million in 2001, an increase of $9.9 million or 81.6%. This was a result of increased borrowings to finance the acquisition of additional hospitals in the fourth quarter of 2001 and in 2002, and interest on the $172.0 million, 4 1/2% Convertible Subordinated Notes issued in October 2001.

     Income before provision for income taxes was $60.2 million for the year ended December 31, 2002, compared to $56.7 million in 2001, an increase of $3.5 million or 6.2%.

     Our provision for income taxes was $24.1 million for the year ended December 31, 2002, compared to $23.8 million in 2001. These provisions reflect effective income tax rates of 40.0% in 2002 and 42.0% in 2001. See Note 8 of the notes to our consolidated financial statements for information regarding differences between effective tax rates and statutory rates.

     Net income was $36.1 million, or 5.1% of net operating revenue, in 2002, compared to $32.9 million, or 6.2% of net operating revenue, in 2001.

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

     Operating expenses increased from $385.7 million, or 82.1% of net operating revenue, in 2000 to $431.3 million, or 81.3% of net operating revenue in 2001. The increase in operating expenses of hospitals owned during both periods resulted primarily from new services, volume increases, changes in case mix and increased recruiting expenses.

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

     Interest expense as a percent of net operating revenue decreased from 3.5% in 2000 to 2.3% in 2001. Proceeds from the sale of convertible notes in November and December 2000 and in October 2001 were used to reduce the higher rate of indebtedness under the revolving credit facility.

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

Liquidity and Capital Resources

Capital Resources

     Total long-term obligations, less current maturities, increased to $461.6 million at December 31, 2002, from $330.8 million at December 31, 2001. The increase resulted primarily from the borrowings to finance the two hospitals acquired in the second quarter of 2002.

     In November 2001, we reduced the size of our credit facility to $250.0 million, which includes $40.3 million for capital leases and a $209.7 million revolving line of credit. At December 31, 2002, we had outstanding letters of credit of $4.3 million, $94.0 million outstanding and $111.4 million available under our revolving line of credit.

     The loans under the credit facility bear interest, at our option, at the adjusted base rate or at the adjusted LIBOR rate. The interest rate ranged from 3.69% to 5.75% during 2002. We pay a commitment fee, which varies from one-half to three-eighths of one percent of the unused portion, depending on compliance with certain financial ratios. The principal amount outstanding under the revolving credit agreement may be prepaid at any time before the maturity date of May 31, 2005.

     The credit facility contains limitations on our ability to incur additional indebtedness (including contingent obligations), sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, and pay dividends. The credit facility also requires that we maintain a specified net worth and meet or exceed certain coverage, leverage, and indebtedness ratios. Indebtedness under the credit facility is secured by substantially all assets of our company. We are in compliance with all covenants or other requirements set forth in our credit agreements or indentures.

     Interest rate swap agreements are used to manage our interest rate exposure under our credit facility. In 1998, we entered into an interest rate swap agreement that effectively converted for a five-year period $45.0 million of floating-rate borrowings to fixed-rate borrowings at 5.625%. In September 2002, we amended the swap agreement and secured a 4.45% fixed interest rate and extended the term of the agreement to September 30, 2005. All other terms and conditions of the swap agreement remain unchanged.

Cash Flows — Year Ended December 31, 2002 Compared to Year Ended December 31,
2001

     Working capital decreased to $105.3 million at December 31, 2002, from $136.2 million at December 31, 2001, resulting primarily from decreased cash, used for the acquisition of Memorial Hospital of Martinsville and Henry County in 2002. The ratio of current assets to current liabilities was 2.7 to 1.0 at December 31, 2002. Our cash flows from operating activities increased by $53.6 million to $92.1 million in 2002 from $38.4 million in 2001. This primarily related to improvements in our cash collection cycle and an increase in deferred taxes. The use of our cash in investing activities increased to $217.5 million in 2002 from $169.8 million in 2001, resulting primarily from smaller outlays of cash for acquisition of property, plant and equipment and increased use of cash for hospital acquisitions in 2002, compared to 2001. Our cash flows provided by financing activities decreased to $100.5 million in 2002 from $170.8 million in 2001, resulting from a decrease in net borrowings.

Cash Flows — Year Ended December 31, 2001 Compared to Year Ended December 31,
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

Capital Expenditures

     Capital expenditures, excluding acquisitions, in 2002, 2001 and 2000, were $46.4 million, $72.2 million, and $44.0 million, respectively, inclusive of construction projects. Capital expenditures for our owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2003 of approximately $55.0 million, exclusive of any acquisitions of businesses. Planned capital expenditures for 2003 consist principally of capital improvements and revenue-generating capital expenditures to owned and leased hospitals. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility.

     If pre-determined operating levels are achieved, we have agreed to build replacement facilities for Eunice Community Medical Center, currently expected to cost approximately $20.0 million, and Glades General Hospital, currently expected to cost approximately $25.0 million. We do not know whether and when each hospital will achieve its individual pre-determined operating levels, but we believe it will take approximately 36 months to complete construction from such date. In connection with certain acquisitions we have made, we have committed and may commit in the future to make specified capital expenditures.

     Based upon our current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under our credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facility, or otherwise, to enable us to grow our business, service our indebtedness, including the credit facility and our convertible subordinated notes, or make anticipated capital expenditures. One element of our business strategy is expansion through the acquisition of hospitals in existing and new markets. The completion of acquisitions may result in the incurrence of, or assumption by us, of additional indebtedness. Our future operating performance, ability to service or refinance the convertible subordinated notes and ability to service and extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

     The following table reflects a summary of obligations and commitments outstanding as of December 31, 2002.

	Payments due by period

	Less than
	1 year	1-2 years	3-4 years	Thereafter	Total

	(In millions)
Contractual Cash Obligations:
Long-term debt	$694	$245,206	$—	$172,500	$418,400
Capital lease obligations	1,315	41,742	997	2,518	46,572
Operating leases	6,690	9,677	6,344	10,863	33,574

Subtotal	$8,699	$296,625	$7,341	$185,881	$498,546

	Amount of commitment expiration per period

	Less than
	1 year	1-2 years	3-4 years	Thereafter	Total

	(In millions)
Other Commitments:
Letters of credit	$4,300	$—	$—	$—	$4,300

Total obligations and commitments	$12,999	$296,625	$7,341	$185,881	$502,846

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

Allowance for Doubtful Accounts

     Our ability to collect outstanding receivables from third-party payors is critical to our operating performance and cash flows. The primary collection risk lies with uninsured patient accounts or patient accounts for which a balance remains after primary insurance has paid. We estimate the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date. The allowance for doubtful accounts increased, as a percentage of accounts receivable net of contractual adjustments, to 36.7% in 2002 from 31.1% in 2001. We continually monitor our accounts receivable balances and utilize cash collections data and other analytical tools to support the basis for our estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations, or deterioration in aging accounts receivable could result in a significant increase in this allowance.

Allowance for Contractual Discounts

     The percentage of our patient service revenue derived from Medicare and Medicaid patients continues to be high. For the year ended December 31, 2002, Medicare and Medicaid combined was 56.6% of net revenue, compared to 50.7% in 2001. The Medicare and Medicaid contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our hospitals, and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. We use an exhibit system to estimate the allowance for contractual discounts on a payor-specific basis, given our interpretation of the applicable regulations or contract terms. We have invested significant human resources and information systems to improve the estimation process; however, the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process.

General and Professional Liability Reserves

     We purchased a professional liability claims made reporting policy effective January 1, 2002. This coverage is subject to a $750,000 deductible per occurrence for general and professional liability and an additional $2.0 million self-insured retention for professional and general liability. The policy provides coverage up to $51.0 million for claims incurred during the annual policy term. We maintain a reserve for the anticipated claims within these deductible and self-insured retentions. As of January 1, 2003, we increased our self-insurance retention to $5.0 million. This increase in retention amount increases our exposure for claims occurring prior to December 31, 2002, and reported in 2003. In 2001 we maintained insurance for individual malpractice claims exceeding $50,000 per medical incident, subject to an annual maximum of $500,000 for claims occurring and reported in 2001. We estimate our self-insured retention portion of the malpractice risks using historical claims data, demographic factors, severity factors and other actuarial assumptions. The estimated accrual for malpractice claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the relatively short period of time in which we have owned some of our healthcare facilities, as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership. While management monitors current claims closely and considers outcomes when estimating our insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

Workers’ Compensation Reserves

     Workers’ compensation claims are insured with a large deductible with stop loss limits of $250,000 per accident and a $6.6 million and $3.0 million minimum cap on total losses for the 2002 and 2001 years, respectively. Our arrangement with the insurance provider allows us to prepay the expected amounts of annual workers’ compensation claims, which is based upon claims experience. The claims processor tracks payments for the policy year. At the end of the policy year, the claims processor compares the total amount prepaid by us to the actual amount paid by the claims processor. This comparison ultimately will result in a receivable from or a payable to the claims processor.

     We are fully insured in the commercial marketplace for workers’ compensation claims prior to January 1, 1999. We utilize loss run reports provided by the claims administrator to determine the appropriate range of loss reserves for the 1999 and subsequent years. Our accruals are calculated to cover the risk from both reported claims and claims that have been incurred but not yet reported.

Medical Claims Reserves

     We maintain self-insured medical and dental plans for employees. Claims are accrued under these plans as the incidents that give rise to them occur. We use a third-party administrator to process all such claims. Unpaid claim accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and past experience. We have entered into a reinsurance agreement with an independent insurance company to limit our losses on claims. Under the terms of this agreement, the insurance company will reimburse us a maximum of $800,000 on any individual claim. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates, given changes in the healthcare cost structure or adverse experience.

Goodwill and Long-Lived Assets, Including Impairment

     Our consolidated financial statements primarily include the following types of long-lived assets: property, plant and equipment, goodwill and other intangible assets. Property, plant and equipment purchased in the normal course of business are recorded at the cost of the purchase and a useful life is assigned based upon the nature of the asset in comparison to our company’s policy. We also, in connection with our acquisition of businesses, acquire property, plant and equipment, goodwill and other intangible assets. We use outside firms to perform a valuation of these acquired assets for the purpose of allocating the purchase price of the acquisition. As a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), we have obtained valuation reports to identify property, plant and equipment, as well as any intangible assets purchased in our acquisitions. Based on the valuation reports completed to date, the only identifiable intangible assets valued have been non-compete agreements and licenses and accreditations, which have had minimal associated value; the remainder was goodwill. In accordance with the new standard, we have not recognized amortization of goodwill during the 2002 year.

     Impairment of goodwill is governed by SFAS No. 142. In accordance with the adoption of SFAS No. 142, we completed our transitional impairment test prior to June 30, 2002 as of the beginning of 2002. The results of our review indicated that no impairment was present related to the adoption of this accounting standard. Additionally, we completed our annual impairment test as of October 1, 2002. Our annual impairment test is based upon a combination of market capitalization and projected EBITDA run-rate (adjusted for a multiple of earnings) for the consolidated Company. The results of this annual impairment test indicated no impairment has occurred.

     Impairment of long-lived assets other than goodwill are governed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted this statement effective January 1, 2002. The adoption of this statement did not have an impact on our results of operations or financial condition for the 2002 year.

Inflation

     The healthcare industry is labor intensive. Wages and other expenses increase, especially during periods of inflation and labor shortages. In addition, suppliers pass along to us rising costs in the form of higher prices. We generally have been able to offset increases in operating costs by increasing charges for services, expanding services, and implementing cost control measures to curb increases in operating costs and expenses. In light of cost containment measures imposed by government agencies and private insurance companies, we do not know whether we will be able to offset or control future cost increases, or be able to pass on the increased costs associated with providing healthcare services to patients with government or managed care payors, unless such payors correspondingly increase reimbursement rates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our policy is not to hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. Our primary market risk involves interest rate risk. Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% — 75% of our debt at a fixed rate, either by borrowing on a long-term basis or entering into an interest rate swap. At December 31, 2002, 76% of our outstanding debt was effectively at a fixed rate. Our interest rate swap contract allows us to periodically exchange fixed rate and floating rate payments over the life of the agreement. Floating-rate payments are based on LIBOR, and fixed-rate payments are dependent upon market levels at the time the interest rate swap was consummated. Our interest rate swap is a cash flow hedge, which effectively converted an aggregate notional amount of $28.5 million of floating rate borrowings to fixed rate borrowings at December 31, 2002. We are exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. We anticipate that the counterparty will fully satisfy its obligations under the contract.

     The carrying amount of our total long-term debt, less current maturities, of $461.6 million and $330.8 million at December 31, 2002 and 2001, respectively, approximated fair value. At the December 31, 2002 borrowing level, a hypothetical 10% adverse change in interest rates, considering the effect of the interest rate hedge agreement, would have no significant impact on our net income and cash flows. A hypothetical 10% adverse change in interest rates on the fixed-rate debt would not have a material impact on the fair value of such debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements can be found beginning at page F-1 following this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the executive officers and directors of our company is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 1, 2003, except that the “Audit Committee Report” included in the proxy statement is expressly not incorporated herein by reference. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2002.

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 1, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to the compensation of our executive officers is incorporated by reference from our proxy statement relating to our annual meeting of shareholders to be held on May 1, 2003, except that the “Comparative Performance Graph” and the “Compensation Committee Report on Executive Compensation” included in the proxy statement are expressly not incorporated herein by reference. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to the security ownership of certain beneficial owners of our common stock and management and with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 1, 2003. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions between our company and its executive officers and directors is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 1, 2003. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

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

Changes in Internal Controls

     We continue to evaluate our internal controls and procedures and implement additional procedures to ensure accurate and consistent reporting of results from period to period. We are implementing a plan to strengthen our internal controls and procedures for financial reporting during 2003. As a result of our review and evaluation, we intend to take the following actions to strengthen our internal controls:

•	Require that written documentation of reviews conducted by our reimbursement department be furnished to specific levels of management for their use in monitoring and updating the contractual adjustment percentages within our exhibit system;

•	Refine our policy related to determining our allowance for doubtful accounts, to include specific calculations for all financial classes, based on aging of these accounts;

•	Substantiate and monitor our policy related to determining our allowance for doubtful accounts by looking at historical activity in our allowance for doubtful accounts, and comparing the actual activity to anticipated activity; and

•	Refine our policy related to recording filed cost reports, to require that cost reports be recorded within 30 days of filing. Estimates related to cost report items will continue to be challenged and adjusted, as necessary, on a monthly basis.

     We are in the process of implementing the procedures set forth above. We estimate that these procedures, if implemented during 2002, would not have had, individually or in the aggregate, a material impact on our reported financial results. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis, and will take further action as appropriate. Except as noted herein, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (a)(2) List of Financial Statements and Financial Statement Schedule

     The Consolidated Financial Statements and Financial Statement Schedule of our company required to be included in Part II, Item 8 are indexed on Page F-1 and submitted as a separate section of this report.

     (a)(3) Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of November 27, 1996, among Brim, Inc., Brim Senior Living, Inc., Encore Senior Living, L.L.C. and Lee Zinsli (b)
2.2	Agreement and Plan of Merger, dated as of December 16, 1996, between Brim, Inc. and Carryco, Inc. (b)
2.3	Plan and Agreement of Merger, dated as of December 17, 1996, among Brim, Inc., Principal Hospital Company and Principal Merger Company (b)
2.4	Amended and Restated Agreement and Plan of Merger, dated as of January 15, 1998, between Principal Hospital Company and Province Healthcare Company (d)
3.1	Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000 (i)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on May 22, 2002 (f)
3.3	Amended and Restated Bylaws of Province Healthcare Company (n)
4.1	Form of Common Stock Certificate (f)
4.2	Indenture, dated as of November 20, 2000 between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4-1/2% Convertible Subordinated Notes due 2005 (j)
4.3	Registration Rights Agreement, dated as of November 20, 2000, among Province Healthcare Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, UBS Warburg LLC, First Union Securities, Inc. and Robertson Stephens, Inc. as Initial Purchasers (j)
4.4	Indenture, dated as of October 10, 2001 between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4-1/4% Convertible Subordinated Notes due 2008 (l)
4.5	Registration Rights Agreement, dated as of October 10, 2001, among Province Healthcare Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Securities, Inc., UBS Warburg LLC and Banc of America Securities LLC as Initial Purchasers (l)

Exhibit
Number	Description of Exhibit

4.6	Rights Agreement, dated as of January 3, 2003, between Province Healthcare Company and Wachovia Bank, N.A. (r)
10.1	Stockholders Agreement, dated as of December 17, 1996, by and among Brim, Inc., GTCR Fund IV, L.P., Leeway & Co., First Union Corporation of Virginia, AmSouth Bancorporation, Martin S. Rash, Richard D. Gore, Principal Hospital Company and certain other stockholders (a)
10.2	First Amendment to Stockholders Agreement, dated as of July 14, 1997, by and among Province Healthcare Company, GTCR Fund IV, L.P., Martin S. Rash, Richard D. Gore and certain other stockholders (c)
10.3	Second Amendment to Stockholders Agreement, dated as of September 30, 1997, between Province Healthcare Company, GTCR Fund IV, L.P., Martin S. Rash, Richard D. Gore and certain other stockholders (c)
10.4	Registration Agreement, dated as of December 17, 1996, by and among Brim, Inc., Principal Hospital Company, GTCR Fund IV, L.P., Leeway & Co., First Union Corporation of Virginia, AmSouth Bancorporation and certain other stockholders (a)
10.5	Senior Management Agreement, dated as of December 17, 1996, between Brim, Inc., Martin S. Rash, GTCR Fund IV, L.P., Leeway & Co. and Principal Hospital Company (a)
10.6	First Amendment to Senior Management Agreement, dated as of July 14, 1997, between Province Healthcare Company, Martin S. Rash and GTCR Fund IV, L.P. (c)
10.7	Second Amendment to Senior Management Agreement, dated as of October 15, 1997, between Province Healthcare Company, Martin S. Rash and GTCR Fund IV, L.P. (c)
10.8	Executive Severance Agreement by and between Province Healthcare Company and Martin S. Rash, dated October 18, 1999 (h)**
10.9	Executive Severance Agreement by and between Province Healthcare Company and James Thomas Anderson, dated October 18, 1999 (h)**
10.10	Executive Severance Agreement by and between Province Healthcare Company and John M. Rutledge, dated October 18, 1999 (h)**
10.11	Executive Severance Agreement by and between Province Healthcare Company and Howard T. Wall, III, dated October 18, 1999 (h)**
10.12	Executive Severance Agreement by and between Province Healthcare Company and Brenda B. Rector dated October 18, 1999 (*)**
10.13	Executive Severance Agreement by and between Province Healthcare Company and Samuel H. Moody, dated August 22, 2002 (q)**
10.14	Executive Severance Agreement by and between Province Healthcare Company and Christopher T. Hannon, dated October 23, 2002 (*) **
10.15	Province Healthcare Company Amended and Restated Employee Stock Purchase Plan (p)(**)

Exhibit
Number	Description of Exhibit

10.16	Province Healthcare Company Amended and Restated 1997 Long-Term Equity Incentive Plan (p)**
10.17	Lease Agreement, dated October 1, 1996, by and between County of Starke, State of Indiana, and Principal Knox Company (a)
10.18	Lease Agreement, dated December 1, 1993, by and between Palo Verde Hospital Association and Brim Hospitals, Inc. (b)
10.19	Lease Agreement, dated May 15, 1986, as amended, by and between Fort Morgan Community Hospital Association and Brim Hospitals, Inc. (b)
10.20	Lease Agreement, dated April 24, 1996, as amended, by and between Parkview Regional Hospital, Inc. and Brim Hospitals, Inc. (b)
10.21	Lease Agreement and Annex, dated June 30, 1997, by and between The Board of Trustees of Needles Desert Communities Hospital and Principal-Needles, Inc. (a)
10.22	Lease and Management Agreement and Annex, dated June 9, 1998, by and between St. Landry Parish Hospital Service District No. 1 and PHC-Eunice, Inc. (m)
10.23	Lease Agreement, dated February 15, 2000, by and between The City of Ennis, Texas, PRHC-Ennis, L.P. and Province Healthcare Company (m)
10.24	Lease Agreement and Annex, dated as of December 7, 2001, by and among Hospital Service District No. 2 of the Parish of St. Mary, State of Louisiana, PHC-Morgan City, L.P. and Province Healthcare Company. (m)
10.25	Lease Agreement, dated December 17, 1996, between Brim, Inc. and Encore Senior Living, L.L.C. (b)
10.26	Corporate Purchasing Agreement, dated April 21, 1997, between Aligned Business Consortium Group and Principal Hospital Company (a)
10.27	First Amendment to Securities Purchase Agreement, dated as of December 31, 1997, between Principal Hospital Company and Leeway & Co. (c)
10.28	Amended and Restated Agreement of Limited Partnership, dated June 30, 1997, between PHC of Delaware, Palestine-Principal G.P., Inc., Palestine-Principal, Inc. and Mother Frances Hospital Regional Healthcare Center (k)
10.29	Amended and Restated Participation Agreement, dated as of November 13, 2001, among Province Healthcare Company, as Construction Agent and Lessee, various parties as Guarantors, Wells Fargo Bank Northwest, National Association, as the Owner Trustee under the PHC Real Estate Trust 1998-1, various banks and lending institutions as Holders, various banks and lending institutions as Lenders, Bank of America, N.A. as Syndicate Agent, UBS Warburg LLC, as Co-Documentation Agent, Merrill Lynch, as Co-Documentation Agent, First Union Securities, Inc., as Sole Book-Runner and Co-Lead Arranger, Bank of America, N.A., as Co-Lead Manager and First Union National Bank, as Agent (m)

Exhibit
Number	Description of Exhibit

10.30	Amendment No. 1 to Certain Operative Agreements dated as of March 29, 2002, among Province Healthcare Company, as the Lessee and as the Construction Agent, the various parties thereto from time to time, as guarantors, Wells Fargo Bank Northwest, National Association (formerly known as First Security Bank, National Association), as the Owner Trustee, the various banks and other lending institutions which are parties thereto from time to time, as holders, the various banks and other lending institutions which are parties thereto from time to time, as lenders and First Union National Bank, as the agent for the lenders and respecting the Security Documents, as the agent for the Lenders and the Holders, to the extent of their interests (o)
10.31	Third Amended and Restated Senior Credit Agreement, dated as of November 13, 2001, among Province Healthcare Company, First Union National Bank, as Agent and Issuing Bank, and various parties thereto (m)
10.32	Asset Purchase Agreement, dated April 29, 1998, between Province Healthcare Company, PHC-Lake Havasu, Inc. and Samaritan Health System (e)
10.33	Asset Sale Agreement, dated July 23, 1999, between Tenet Healthcare Corporation and Province Healthcare Company (g)
10.34	Amendment No. 1 to Asset Sale Agreement, dated September 29, 1999, between Tenet Healthcare Corporation and Province Healthcare Company (g)
21.1	Subsidiaries of the Registrant *
23.1	Consent of Ernst & Young LLP *

(a)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1, filed August 27, 1997, Registration No. 333-34421

(b)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed October 8, 1997, Registration No. 333-34421

(c)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed November 13, 1997, Registration No. 333-34421

(d)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed February 5, 1998, Registration No. 333-34421

(e)	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated May 14, 1998, Commission File No. 0-23639

(f)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3/A filed June 11, 2002, Registration No. 333-86578

(g)	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated October 18, 1999, Commission File No. 0-23639

(h)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended March 31, 2000, Commission File No. 0-23639

(i)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2000, Commission File No. 0-23639

(j)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3, dated January 24, 2001, Registration No. 333-54192

(k)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K, for the fiscal period ended December 31, 2000, Commission File No. 0-23639

(l)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3, filed December 20, 2001, Registration No. 333-75646

(m)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report filed on Form 10-K for the fiscal period ended December 31, 2001, Commission File No. 0-23639

(n)	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated December 12, 2002, Commission File No. 0-23639

(o)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q for the quarterly period ended March 31, 2002, Commission File No. 0-23639

(p)	Incorporated by reference to the exhibits filed with the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 26, 2002, Commission File No. 0-23639

(q)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, Commission File No. 0-23639

(r)	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated January 3, 2003, Commission File No. 0-23639

(*)	Filed herewith

(**)	Management Compensatory Plan or Arrangement

(b)	Reports on Form 8-K

     On October 24, 2002, we filed a Current Report on Form 8-K to report the appointment of Christopher T. Hannon as Senior Vice President and Chief Financial Officer.

     On December 13, 2002, we filed a Current Report on Form 8-K to report the adoption of our company’s Amended and Restated Bylaws.

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

/s/ Martin S. Rash Martin S. Rash	Chairman of the Board and Chief Executive Officer	March 21, 2003

/s/ John M. Rutledge John M. Rutledge	President, Chief Operating Officer and Director	March 21, 2003

/s/ Winfield C. Dunn Winfield C. Dunn	Director	March 21, 2003

/s/ Paul J. Feldstein Paul J. Feldstein	Director	March 21, 2003

/s/ David R. Klock David R. Klock	Director	March 17, 2003

/s/ Joseph P. Nolan Joseph P. Nolan	Director	March 21, 2003

/s/ David L. Steffy David L. Steffy	Director	March 21, 2003

/s/ Christopher T. Hannon Christopher T. Hannon	Senior Vice President and Chief Financial Officer	March 21, 2003

PROVINCE HEALTHCARE COMPANY

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Martin S. Rash, certify that:

1. I have reviewed this annual report on Form 10-K of the Registrant, Province Healthcare Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ Martin S. Rash

Martin S. Rash Chief Executive Officer

PROVINCE HEALTHCARE COMPANY

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher T. Hannon, certify that:

     1. I have reviewed this annual report on Form 10-K of the Registrant, Province Healthcare Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ Christopher T. Hannon

Christopher T. Hannon Chief Financial Officer

PROVINCE HEALTHCARE COMPANY
FORM 10-K — ITEM 8 AND ITEM 15 (a) (1) AND (2)

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

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Province Healthcare Company

     We have audited the accompanying consolidated balance sheets of Province Healthcare Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Province Healthcare Company and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company changed, in 2002, its method of accounting for goodwill and other intangible assets, and in 2001, its method of accounting for business combinations.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 21, 2003

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,417	$39,375
Accounts receivable, less allowance for doubtful accounts of $68,158 in 2002 and $49,678 in 2001	117,431	109,826
Inventories	19,835	15,926
Prepaid expenses and other	14,071	21,515
Total current assets	165,754	186,642
Property, plant and equipment, net	447,379	306,494
Goodwill	319,390	180,497
Unallocated purchase price	466	49,013
Other	38,722	37,251

	$971,711	$759,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,162	$17,515
Accrued salaries and benefits	25,380	18,867
Accrued expenses	13,198	12,139
Current maturities of long-term obligations	1,668	1,879

Total current liabilities	$60,408	$50,400
Long-term obligations, less current maturities	461,576	330,838
Other liabilities	33,913	14,000
Minority interest	2,612	2,654
Stockholders’ equity:
Preferred stock— $0.01 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock—$0.01 par value; 150,000,000 and 50,000,000 shares authorized at December 31, 2002 and 2001, respectively; issued and outstanding 48,581,549 and 47,488,984 shares at December 31, 2002 and 2001, respectively	486	475
Additional paid-in-capital	304,102	288,948
Retained earnings	109,567	73,455
Accumulated other comprehensive loss	(953)	(873)

	413,202	362,005

	$971,711	$759,897

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenue:
Net patient service revenue	$680,882	$509,061	$445,772
Other	23,465	21,678	24,086
Net operating revenue	704,347	530,739	469,858
Expenses:
Salaries, wages and benefits	277,843	205,628	180,881
Purchased services	74,498	50,723	48,573
Supplies	87,473	59,341	54,465
Provision for doubtful accounts	56,765	49,283	43,604
Other operating expenses	82,394	58,758	51,053
Rentals and leases	9,042	7,536	7,164
Depreciation and amortization	34,231	30,179	26,629
Interest expense	21,957	12,090	16,657
Minority interest	34	267	178
(Gain) loss on sale of assets	(77)	196	5,979
Total expenses	644,160	474,001	435,183
Income before income taxes	60,187	56,738	34,675
Income taxes	24,075	23,830	14,737
Net income	$36,112	$32,908	$19,938
Earnings per share:
Basic	$0.75	$0.70	$0.47

Diluted	$0.73	$0.67	$0.45

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance at December 31, 1999	35,419,608	$354	$163,396	$20,609	$—	$184,359
Exercise of stock options	1,393,908	13	10,198	—	—	10,211
Income tax benefit from stock options exercised	—	—	4,991	—	—	4,991
Issuance of common stock from employee stock purchase plan	48,732	—	350	—	—	350
Issuance of common stock from offering	9,500,634	96	94,668	—	—	94,764
Other	—	—	101	—	—	101
Net income	—	—	—	19,938	—	19,938

Balance at December 31, 2000	46,362,882	463	273,704	40,547	—	314,714
Exercise of stock options	844,339	9	9,966	—	—	9,975
Income tax benefit from stock options exercised	—	—	3,287	—	—	3,287
Treasury stock	(2,319)	—	(45)	—	—	(45)
Issuance of common stock from employee stock purchase plan	284,082	3	2,036	—	—	2,039
Net income	—	—	—	32,908	—	32,908
Cumulative effect of change in accounting for derivative financial instruments net of tax of $42	—	—	—	—	(58)	(58)
Change in fair value of derivatives, net of tax of $504	—	—	—	—	(815)	(815)
Comprehensive income	—	—	—	—	—	32,035

Balance at December 31, 2001	47,488,984	475	288,948	73,455	(873)	362,005
Exercise of stock options	1,031,998	10	9,949	—	—	9,959
Income tax benefit from stock options exercised	—	—	4,003	—	—	4,003
Treasury stock	1,545	—	45	—	—	45
Issuance of common stock from employee stock purchase plan	59,022	1	1,032	—	—	1,033
Other	—	—	125	—	—	125
Net income	—	—	—	36,112	—	36,112
Change in fair value of derivatives, net of tax of $53	—	—	—	—	(80)	(80)
Comprehensive income	—	—	—	—	—	36,032

Balance at December 31, 2002	48,581,549	$486	$304,102	$109,567	$(953)	$413,202

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
OPERATING ACTIVITIES
Net income	$36,112	$32,908	$19,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,231	30,179	26,629
Provision for doubtful accounts	56,765	49,283	43,604
Deferred income taxes	9,299	6,469	(5,316)
Provision for professional liability	7,209	200	15
(Gain) loss on sale of assets	(77)	196	5,979
Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	(51,266)	(62,299)	(51,319)
Inventories	(1,258)	(1,574)	(1,610)
Prepaid expenses and other	6,548	(15,357)	1,498
Other assets	493	(935)	(11,207)
Accounts payable and accrued expenses	(5,956)	(2,563)	435
Accrued salaries and benefits	(42)	993	3,514
Other liabilities	18	930	471
Other	—	—	34

Net cash provided by operating activities	92,076	38,430	32,665
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(46,328)	(72,207)	(44,045)
Purchase of acquired hospitals, net of cash received	(171,157)	(97,607)	(31,399)
Proceeds from sale of hospitals	—	—	30,630
Proceeds from sale of assets	—	—	4,121

Net cash used in investing activities	(217,485)	(169,814)	(40,693)
FINANCING ACTIVITIES
Proceeds from long-term debt	134,321	337,939	252,462
Repayments of debt	(44,907)	(179,149)	(349,860)
Issuance of common stock	11,037	11,969	105,325
Other	—	—	101

Net cash provided by financing activities	100,451	170,759	8,028

Net increase (decrease) in cash and cash equivalents	(24,958)	39,375	—
Cash and cash equivalents at beginning of period	39,375	—	—

Cash and cash equivalents at end of period	$14,417	$39,375	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the period	$19,958	$9,742	$16,913

Income taxes paid during the period	$14,848	$28,185	$9,870

ACQUISITIONS
Assets acquired	$181,268	$109,014	$35,925
Liabilities assumed	(10,111)	(11,407)	(4,526)

Cash paid, net of cash acquired	$171,157	$97,607	$31,399

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

1.  ORGANIZATION

     Province Healthcare Company (the “Company”) was founded on February 2, 1996, and is engaged in the business of owning, leasing and managing hospitals in non-urban communities throughout the United States. At December 31, 2002, the Company owned or leased 20 general acute care hospitals in 13 states, with a total of 2,280 licensed beds that accounted for 97.9%, 97.0% and 96.0% of our net operating revenue in 2002, 2001, and 2000, respectively. At December 31, 2002, the Company also provided management services to 36 non-urban hospitals in 14 states, with a total of 2,897 licensed beds.

2.  ACCOUNTING POLICIES

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and partnerships in which the Company or one of its subsidiaries is a general partner and has a majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation. These reclassifications had no effect on net income as previously reported.

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

Patient Accounts Receivable

     The Company’s primary concentration of credit risk is patient accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. The Company manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. The allowance for doubtful accounts increased, as a percentage of accounts receivable net of contractual adjustments, to 36.7% in 2002 from 31.1% in 2001. Significant concentrations of gross patient accounts receivable at December 31, 2002 and 2001, consist of receivables from Medicare of 21.1% and 26.0%, respectively, and Medicaid of 10.2% and 14.0%, respectively. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors.

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

Intangible Assets

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 was effective July 1, 2001, and SFAS No. 142 was effective January 1, 2002. Under the new rules in SFAS No. 142, goodwill and indefinite lived intangible assets from acquisitions prior to July 1, 2001, are no longer to be amortized effective January 1, 2002, but are subject to annual impairment tests. In accordance with the new rules, goodwill resulting from acquisitions after June 30, 2001, has not been amortized. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company performed the transition and annual impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and October 1, 2002, respectively. These tests had no impact on the earnings and financial position of the Company. (See Note 3.)

Other Assets

     Deferred loan costs are included in other noncurrent assets and are amortized by the interest method over the term of the related debt. At December 31, 2002 and 2001, deferred loan costs totaled $20,270,000 and $19,850,000, respectively, and accumulated amortization totaled $8,537,000 and $5,577,000, respectively.

Risk Management

     The Company purchased a professional liability claims made reporting policy effective January 1, 2002. This coverage is subject to a $750,000 deductible per occurrence for general and professional liability and an additional $2.0 million self-insured retention for general and professional liability. The policy provides coverage up to $51.0 million for claims incurred during the annual policy term. As of January 1, 2003, the Company increased our self-insurance retention to $5.0 million. This increase in retention amount increases our exposure for claims occurring prior to December 31, 2002, and reported in 2003. We maintain a reserve for the anticipated claims within these deductible and self-insured retentions. In 2001, the Company maintained insurance for individual malpractice claims exceeding $50,000 per medical incident, subject to an annual maximum of $500,000 for claims occurring and reported in 2001. The Company estimates its self-insured retention portion of the malpractice risks using historical claims data, demographic factors, severity factors and other actuarial assumptions.

     Workers’ compensation claims are insured with a large deductible with stop loss limits of $250,000 per accident and a $6.6 million and $3.0 million minimum cap on total losses for the 2002 and 2001 years, respectively. The Company’s arrangement with the insurance provider allows us to prepay the expected amounts of annual workers’ compensation claims, which is based upon claims experience. The claims processor tracks payments for the policy year. At the end of the policy year, the claims processor compares the total amount prepaid by us to the actual amount paid by the claims processor. This comparison will ultimately result in a receivable from or a payable to the claims processor.

     The Company is fully insured in the commercial marketplace for workers’ compensation claims prior to January 1, 1999. The Company utilized loss run reports provided by the claims administrator to determine the appropriate range of loss reserves for the 1999 and subsequent years. The Company’s accruals are calculated to cover the risk from both reported claims and claims that have been incurred but not yet reported.

     The Company maintains self-insured medical and dental plans for employees. Claims are accrued under these plans as the incidents that give rise to them occur. The Company uses a third-party administrator to process all such claims. Unpaid claim accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and past experience. The Company has entered into a reinsurance agreement with an independent insurance company to limit our losses on claims. Under the terms of this agreement, the insurance company will reimburse the Company a maximum of $800,000 on any individual claim.

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

Stock Based Compensation

     The Company, from time to time, grants stock options for a fixed number of common shares to employees and directors. The Company accounts for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and related interpretations, and accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market price of the underlying stock on the date of grant.

     Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

	2002	2001	2000

Net income — as reported	$36,112	$32,908	$19,938
Less pro forma effect of stock option grants	(10,922)	(8,452)	(5,858)

Pro forma net income	$25,190	$24,456	$14,080

Earnings per share — as reported
Basic	$0.75	$0.70	$0.47
Diluted	$0.73	$0.67	$0.45
Earnings per share — pro forma
Basic	$0.52	$0.52	$0.33
Diluted	$0.51	$0.50	$0.31

Interest Rate Swap Agreements

     The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received is recognized over the life of the agreement as an adjustment to interest expense.

     Effective January 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 requires that all derivatives, whether designated in hedging relationships or not, be recognized on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. In accordance with the provisions of SFAS No. 133, the Company designated its outstanding interest rate swap agreement as a cash flow hedge. The Company determined that the current agreements are highly effective in offsetting the fair value changes in a portion of the Company’s debt. These derivatives and the related hedged debt amounts have been recognized in the consolidated financial statements at their respective fair values.

Recently Issued Accounting Pronouncements

SFAS No. 148, Accounting for Stock-Based Compensation

     On December 31, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting (“Opinion 28”), to require disclosure in the Company’s summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. However, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method under SFAS No. 123 or the intrinsic value method of Opinion 25. The disclosure provisions are effective for the Company beginning December 31, 2002.

     SFAS No. 148 also amends APB Opinion 28 to require disclosure of the information described above in condensed consolidated interim financial information for any period in which stock-based employee awards are outstanding and accounting for using the intrinsic value method of APB Opinion 25.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities

     SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost, as generally defined in Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan.

     Benefit arrangements that require employees to render future service beyond a “minimum retention period” require that a liability be recognized as employees render service over the future service period, even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not expect the adoption of this statement to have a material effect on the Company’s results of operations or financial position.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS No. 121”), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual

and Infrequently Occurring Events and Transactions. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement were adopted effective January 1, 2002 and had no material effect on the Company’s results of operations or financial position.

3.  ACQUISITIONS AND GOODWILL

2000 Acquisitions

     During 2000, the Company acquired two hospitals: Ennis Regional Medical Center, acquired in February 2000, and Bolivar Medical Center, acquired in April 2000.

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

2002 Acquisitions

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

     In June 2002, the Company acquired Los Alamos Medical Center in Los Alamos, New Mexico, for approximately $39.0 million, including working capital. To finance this acquisition, the Company borrowed $37.0 million under its revolving credit facility. The preliminary allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final appraisal. This is the Company’s first New Mexico hospital and is the only hospital in the community, serving a population of approximately 50,000.

Other Information

     The foregoing acquisitions were accounted for using the purchase method of accounting. The operating results of the hospitals acquired in 2002, 2001 and 2000 have been included in the accompanying consolidated statements of income from the respective dates of acquisition.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the two acquisitions completed in 2002 and the five acquisitions completed in 2001 (in thousands):

	2002	2001

Accounts receivable	$12,913	$7,652
Inventories	2,177	2,547
Prepaid expenses and other	119	152

Total current assets acquired	15,209	10,351
Property, plant and equipment	63,457	49,296
Unallocated purchase price	466	49,013
Goodwill	101,349	—
Other	787	354

Total assets acquired	181,268	109,014

Total liabilities assumed	10,111	11,407

Net assets acquired	$171,157	$97,607

     In accordance with its stated policy, management of the Company evaluates all acquisitions independently to determine the appropriate amortization period for identified intangible assets. Each evaluation includes an analysis of factors such as historic and projected financial performance, evaluation of the estimated useful lives of buildings and fixed assets acquired, the indefinite lives of certificates of need and licenses acquired, the competition within local markets, and lease terms where applicable. Goodwill on acquisitions prior to July 1, 2001 is no longer amortized, effective January 1, 2002. Goodwill resulting from acquisitions after June 30, 2001 has not been amortized. Identified intangibles with definite lives are being amortized over their estimated useful lives, which range from 2-3 years. Goodwill resulting from acquisitions in 2002, 2001 and 2000 is deductible for tax purposes over a 15-year period.

     The following pro forma information reflects the operations of the hospitals acquired in 2002, 2001 and 2000, as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the acquisitions (in thousands, except per share data):

	2002	2001	2000

Net operating revenue	$747,935	$732,169	$608,424
Net income	38,112	35,454	16,302
Earnings per share:
Basic	$0.79	$0.75	$0.38
Diluted	$0.77	$0.73	$0.37

     The pro forma results of operations do not purport to represent what the Company’s results would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company’s results of operations in any future period.

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if certain indicators arise. The transitional and annual impairment tests have been completed, and the results of the tests had no effect on the operations or financial position of the Company. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s pro forma net income and earnings per share would have been as follows:

	Year Ended December 31,

	2002	2001	2000

Reported net income	$36,112	$32,908	$19,938
Add: Goodwill amortization, net of tax	—	4,198	4,347

Pro forma adjusted net income	$36,112	$37,106	$24,285

Basic earnings per share:
Reported net income	$0.75	$0.70	$0.47
Add: Goodwill amortization, net of tax	—	0.09	0.10

Pro forma adjusted net income	$0.75	$0.79	$0.57

Diluted earnings per share:
Reported net income	$0.73	$0.67	$0.45
Add: Goodwill amortization, net of tax	—	0.09	0.10

Pro forma adjusted net income	$0.73	$0.76	$0.55

     At December 31, 2002, and December 31, 2001, goodwill totaled $319.4 million and $180.5 million, respectively. The $138.9 million increase in goodwill resulted primarily from the allocation of amounts recorded in unallocated purchase price at December 31, 2001, for the five hospitals acquired in the last six months of 2001, and the goodwill resulting from the Memorial Hospital of Martinsville and Henry County and Los Alamos Medical Center acquisitions in 2002.

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (in thousands):

	December 31,

	2002	2001

Land	$28,163	$16,430
Leasehold improvements	17,337	8,334
Buildings and improvements	317,675	175,070
Equipment	167,050	132,762

	530,225	332,596
Less accumulated allowances for depreciation and amortization	(91,736)	(57,768)

	438,489	274,828
Construction-in-progress (estimated cost to complete at December 31, 2002 - $28,265)	8,890	31,666

	$447,379	$306,494

     Depreciation expense totaled approximately $34,122,000, $23,657,000 and $19,980,000 in 2002, 2001 and 2000, respectively. Assets under capital leases were $71,144,923 and $19,873,000, net of accumulated amortization of $11,965,000 and $8,130,000 at December 31, 2002 and 2001, respectively. Interest is capitalized in connection with construction projects at the Company’s facilities. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. In 2002 and 2001, $942,000 and $1,348,000 of interest cost, respectively, was capitalized.

5.  LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following (in thousands):

	December 31,

	2002	2001

Revolving line of credit	$94,000	$—
Convertible subordinated notes	322,500	322,500
Other debt obligations	1,900	4,367

	418,400	326,867
Obligations under capital leases (see Note 10)	44,844	5,850

	463,244	332,717
Less current maturities	(1,668)	(1,879)

	$461,576	$330,838

     In October 2001, the Company reduced the size of its credit facility to $250,000,000. At December 31, 2002, the Company had outstanding letters of credit of $4,320,000, $94,000,000 outstanding under its revolving line of credit and $111,412,000 available.

     The loans under the credit facility bear interest, at the Company’s option, at the adjusted base rate or at the adjusted LIBOR rate. The interest rate ranged from 3.69% to 5.75% during 2002. The Company pays a commitment fee, which varies from one-half to three-eighths of one percent of the unused portion, depending on the Company’s compliance with certain financial ratios. The Company may prepay the principal amount outstanding under the credit facility at any time before the maturity date of May 31, 2005.

     The credit facility contains limitations on the Company’s ability to incur additional indebtedness (including contingent obligations), sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, and pay dividends. The credit facility also requires the Company to maintain a specified net worth and meet or exceed certain coverage, leverage, and indebtedness ratios. Indebtedness under the credit facility is secured by substantially all assets of the Company.

     In November and December 2000, the Company sold $150,000,000 of Convertible Subordinated Notes due November 20, 2005. Net proceeds of approximately $145,000,000 were used to reduce the outstanding balance on the revolving line of credit. The notes bear interest from November 20, 2000 at the rate of 4-1/2% per year, payable semi-annually on May 20 and November 20, beginning on May 20, 2001. The notes are convertible at the option of the holder at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $26.45 per share. The conversion price is subject to adjustment. The Company may redeem all or a portion of the notes on or after November 20, 2003, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require the Company to repurchase all of the holder’s notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The notes are unsecured obligations and rank junior in right of payment to all of the Company’s existing and future senior indebtedness. The indenture does not contain any financial covenants. A total of 5,672,160 shares of common stock have been reserved for issuance upon conversion of the notes.

     In October 2001, the Company sold $172,500,000 of Convertible Subordinated Notes due October 10, 2008. Net proceeds of approximately $166,400,000 were used to reduce the outstanding balance on the revolving line of credit and for acquisitions. The notes bear interest from October 10, 2001 at the rate of 4-1/4% per year, payable semi-annually on April 10 and October 10, beginning on April 10, 2002. The notes are convertible at the option of the holder at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $27.70 per share. The conversion price is subject to adjustment. The Company may redeem all or a portion of the notes on or after October 10, 2004, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require the Company to repurchase all of the holder’s notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The notes are unsecured and subordinated to the Company’s existing and future senior indebtedness and senior subordinated indebtedness. The notes are ranked equal in right of payment to the Company’s 4-1/2% notes due in 2005. The notes rank junior to the

Company’s subsidiary liabilities. The indenture does not contain any financial covenants. A total of 6,226,767 shares of common stock have been reserved for issuance upon conversion of the notes.

     Interest rate swap agreements are used to manage the Company’s interest rate exposure under the credit facility. In 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45,000,000 of floating-rate borrowings to fixed-rate borrowings. In January 2001, the Company terminated $16,500,000 of the $45,000,000 swap agreement, leaving a notional amount of $28,500,000 converted to fixed-rate borrowings. The Company secured a 5.625% fixed interest rate on the swap agreement, which was subsequently amended to a 4.45% fixed interest rate during 2002. The outstanding agreement exposes the Company to credit losses in the event of non-performance by the counterparty. The Company anticipates that the counterparty will fully satisfy its obligation under the contract.

     Aggregate maturities of long-term obligations at December 31, 2002, excluding capital leases, are as follows (in thousands):

2003	$694
2004	1,206
2005	244,000
2006	—
2007	—
Thereafter	172,500

$418,400

6.  STOCKHOLDERS’ EQUITY

Common Stock

     In April 2000, the Company completed its public offering of 9,500,634 shares of common stock at an offering price of $10.62 per share. The net proceeds from the offering of approximately $94,800,000 were used to reduce debt.

     On September 28, 2000, the Company distributed a three-for-two split of its outstanding common stock, effected in the form of a 50% stock dividend to stockholders of record on September 15, 2000. The stock split resulted in the issuance of 10.3 million shares of common stock and a transfer between additional paid-in capital and common stock of $103,000.

     On April 30, 2002, the Company effected a three-for-two stock split, in the form of a 50% stock dividend, to stockholders of record on April 20, 2002. The stock split resulted in the issuance of 15.9 million shares of common stock and a transfer between additional paid-in capital and common stock of $159,000.

     All historical references to common share and earnings per share amounts included in the consolidated financial statements and notes thereto have been restated to reflect both three-for-two splits.

Preferred Share Purchase Rights

     To establish a new shareholders’ rights plan, on December 30, 2002, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Rights (“Rights”) on each outstanding share of the Company’s common stock. The dividend distribution was payable to shareholders of record on January 10, 2003. Under certain circumstances, each Right will entitle shareholders to buy one ten-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $75.00. The Rights are redeemable at $.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock. The Rights Plan will expire on December 31, 2012.

     The Rights have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not determined by the Board of Directors to be in the best interest of all shareholders. The Rights should not interfere with any merger or other business combination approved by the Board of Directors.

Stock Options

     In March 1997, the Company’s Board of Directors and shareholders approved the 1997 Long-Term Equity Incentive Plan (the “Plan”). The Company has reserved 12,620,286 shares for issuance under the Plan. Under the Plan, options to purchase shares may be granted to officers, employees, and directors. The options have a maximum term of ten years and generally vest in five equal annual installments. Options are generally granted at not less than market price on the date of grant.

     The following is a summary of option transactions during 2002, 2001 and 2000:

	Number of	Option
	Options	Price Range

Balance at December 31, 1999	2,903,775	$2.03 - $12.47
Options granted	2,497,020	8.95 - 19.95
Options exercised	(1,393,908)	2.03 - 12.47
Options forfeited	(195,420)	2.03 - 19.95

Balance at December 31, 2000	3,811,467	2.03 - 19.95
Options granted	2,710,550	16.05 - 23.00
Options exercised	(844,340)	2.03 - 19.95
Options forfeited	(457,799)	2.03 - 19.95

Balance at December 31, 2001	5,219,878	2.03 - 23.00
Options granted	2,492,327	10.80 - 23.50
Options exercised	(1,031,997)	2.03 - 23.50
Options forfeited	(1,008,489)	2.03 - 23.50

Balance at December 31, 2002	5,671,719	$2.03 - $23.50

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
	Number	Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	(years)	Exercise Price	Exercisable	Exercise Price

$2.03 - $7.17	703,670	5.9	$6.72	345,169	$6.48
8.95 - 10.80	578,313	8.0	9.66	308,563	8.98
11.50 - 11.50	749,142	7.3	11.50	262,253	11.50
11.56 - 16.05	86,089	7.5	14.76	30,651	13.94
16.40 - 16.40	574,303	8.4	16.40	99,034	16.40
16.67 - 16.71	806,850	8.5	16.69	551,409	16.70
18.20 - 18.20	680,304	9.6	18.20	—	—
18.67 - 21.08	715,505	8.9	20.04	344,144	20.67
23.00 - 23.00	43,466	8.6	23.00	13,492	23.00
23.50 - 23.50	734,077	9.4	23.50	682,838	23.50

$2.03 - $23.50	5,671,719	8.2	$15.53	2,637,553	$16.21

     At December 31, 2001 and 2000, respectively, 1,751,881 and 928,145 options were exercisable. At December 31, 2002, the Company had options representing 3,597,486 shares available for future grant.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate of 4.11%, 4.89% and 6.45%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of .594, .603 and .740; and a weighted-average expected life of the option of 3.9 years for 2002, 4.2 years for 2001 and 5 years for 2000. The estimated weighted average fair values of shares granted during 2002, 2001 and 2000, using the Black-Scholes option pricing model, were $9.46, $9.51 and $6.84, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is summarized in Note 2.

Employee Stock Purchase Plan

     In May 1998 the Company’s Board adopted, and in June 1998 the stockholders approved, the Province Healthcare Company Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees may purchase shares of common stock at 85% of market price on the first day of the year or 85% of the market price on the last day of the year, whichever is lower. The shares are purchased each year with funds withheld from employees through payroll deductions from January 1 through December 31. A total of 1,125,000 shares of Common Stock have been reserved for issuance under the ESPP. Participation in the ESPP commenced June 1, 1998. Shares issued under the ESPP totaled 59,022, 284,082 and 48,732 in 2002, 2001 and 2000, respectively.

7.  PATIENT SERVICE REVENUE

     The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

•	Medicare—Inpatient acute hospital services rendered to Medicare program beneficiaries are paid at prospectively determined rates per diagnosis related group (“DRG”). These DRG rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Outpatient services are generally reimbursed under the outpatient prospective payment system, which pays a fixed rate for a given bundle of outpatient services. These bundles are known as Ambulatory Payment Classifications or “APC’s”. Inpatient nonacute services, related to Medicare beneficiaries are paid based on a cost reimbursement methodology subject to various cost limits. The Company is reimbursed for cost-based services at a tentative rate, with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. The Company’s classification of patients under the Medicare program and the appropriateness of their admission are subject to an independent review. The majority of the Company’s Medicare cost reports have been audited by the Medicare fiscal intermediary through December 31, 1998.

•	Medicaid—Inpatient services rendered to the recipients under the Medi-Cal program (California’s medicaid program) are reimbursed either under contracted rates or reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by Medi-Cal. The Company leases two hospitals in California, and its Medi-Cal cost reports have been audited by the Medi-Cal fiscal intermediary through December 31,

1998. The Medicaid programs of the other states in which the Company owns or leases hospitals are prospective payment systems which generally do not have retroactive cost report settlement procedures.

•	Other—The Company also has entered into payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

     Approximately 56.5%, 50.7% and 49.2% of net patient revenue for the years ended December 31, 2002, 2001 and 2000, respectively, are derived from Medicare and state-sponsored Medicaid programs.

     In 2002, 2001 and 2000, the Company owned or leased three hospitals in Texas, which accounted for 16.4%, 23.9% and 21.4% of net operating revenues, respectively. In 2002, 2001 and 2000, the Company owned one hospital in Arizona, which accounted for 11.4%, 15.0% and 15.4% of net operating revenues, respectively.

     Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including final settlements) are included in the consolidated statements of income in the period in which the revisions are made, and resulted in an increase in net patient service revenue of $43,000 in 2002, an increase in net patient service revenue of $628,000 in 2001, and a decrease in net patient service revenue of $722,000 in 2000.

8.  INCOME TAXES

     The provision for income taxes consists of the following amounts (in thousands):

	2002	2001	2000

Current:
Federal	$13,281	$15,167	$17,995
State	1,442	1,647	2,058

	14,723	16,814	20,053
Deferred:
Federal	8,436	6,329	(4,968)
State	916	687	(348)

	9,352	7,016	(5,316)

	$24,075	$23,830	$14,737

     The differences between the Company’s effective income tax rate of 40%, 42%, and 42.5% for 2002, 2001 and 2000, respectively, and the statutory federal income tax rate of 35.0% are as follows (in thousands):

	2002		2001		2000

Statutory federal rate	$21,065	35.0%	$19,858	35.0%	$12,136	35.0%
State income taxes, net of federal income tax benefit	1,533	2.5%	1,517	2.7%	1,112	3.2%
Permanent differences	243	0.4%	508	0.9%	576	1.7%
Other	1,234	2.1%	1,947	3.4%	913	2.6%

	$24,075	40.0%	$23,830	42.0%	$14,737	42.5%

     The components of the Company’s deferred tax assets and (liabilities) are as follows (in thousands):

	December 31,

	2002	2001

Depreciation and amortization	$(18,608)	$(9,409)
Accounts receivable	(114)	(1,350)
Accruals and reserves	3,107	1,870
Insurance reserves	105	143
Third party settlements	1,311	2,090
Operating leases	(1,893)	(1,570)
Capital lease interest	665	643
Other	(1,312)	143

Net deferred tax liability	$(16,739)	$(7,440)

     In the accompanying consolidated balance sheets, net current deferred tax assets of $3,052,000 and $2,032,000 and net noncurrent deferred tax liabilities of $19,791,000 and $9,472,000 at December 31, 2002 and 2001, respectively, are included in prepaid expenses and other, and other liabilities, respectively.

     The Company recorded a deferred tax asset of $53,000 related to interest rate swap agreements during 2002. The benefit of the deferred taxes is recorded in Comprehensive Income.

     The Internal Revenue Service has selected tax years 1998 through 2000 for examination. Finalization of the examination is not expected to have a significant impact on the financial condition or results of operation of the Company.

9.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2002	2001	2000

Numerator for basic and diluted income per share:
Net income	$36,112	$32,908	$19,938

Denominator:
Denominator for basic income per share —weighted-average shares	48,146	47,091	42,987
Effect of dilutive securities:
Employee stock options	1,307	1,795	1,704

Denominator for diluted income per share —adjusted weighted-average shares	49,453	48,886	44,691

Basic net income per share	$0.75	$0.70	$0.47

Diluted net income per share	$0.73	$0.67	$0.45

     The effect of the convertible notes to purchase 5,672,160 and 6,226,767 shares of common stock, and related interest expense, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

     10.  LEASES

     The Company leases various buildings, office space and equipment. The leases expire at various times and have various renewal options. These leases are classified as either capital leases or operating leases based on the terms of the respective agreements.

     Future minimum payments at December 31, 2002, by year and in the aggregate, under capital leases and noncancellable operating leases with terms of one year or more consist of the following (in thousands):

	Capital	Operating
	Leases	Leases

2003	$1,315	$6,690
2004	964	5,585
2005	40,778	4,092
2006	466	3,317
2007	531	3,027
Thereafter	2,518	10,863

Total minimum lease payments	46,572	$33,574

Amount representing interest	(1,728)

Present value of net minimum lease payments (including $974 classified as current)	$44,844

11.  COMMITMENTS AND CONTINGENCIES

     Commitments

     The Company is obligated under the asset purchase agreement for Teche Regional Medical Center to spend approximately $8,000,000 for capital improvements during the first 18 months of operations. At December 31, 2002, approximately $4,300,000 remains to be spent under this commitment. In addition, the Company is obligated to construct two new facilities at its Eunice, Louisiana and Belle Glade, Florida locations contingent upon both existing facilities meeting specified operating targets. The Eunice and Belle Glade replacement facilities are currently estimated to cost approximately $20,000,000 and $25,000,000, respectively.

     General Liability Claims

     The Company is subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, employment-related claims, breach of management contracts and for wrongful restriction of, or interference with, physicians’ staff privileges. In certain of these actions, plaintiffs may seek punitive or other damages against the Company, which are generally not covered by insurance. In management’s opinion, the Company is currently not a party to any proceeding that would have a material adverse effect on the Company’s results of operations or financial condition.

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

     Physician Commitments

     In order to recruit and retain physicians to the communities it serves, the Company has committed to provide certain financial assistance in the form of recruiting agreements with various physicians. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for a specified period of time, the Company may loan certain amounts of money to a physician, generally not to exceed a period of one year, to assist in establishing his or her practice. The actual amount of such commitments to be advanced to physicians is generally based on the physicians net income during the guarantee period. Amounts advanced under the recruiting agreements are generally forgiven pro rata over a period of 36 months contingent upon the physician continuing to practice in the respective community.

12.  RETIREMENT PLANS

     The Company sponsors defined contribution employee benefit plans which cover substantially all employees. Employees may contribute a percentage of eligible compensation subject to Internal Revenue Service limits. The plans call for the Company to make matching contributions, based on either a percentage of employee contributions or a discretionary amount as determined by the Company. Contributions by the Company to the plans totaled $3,004,000, $2,255,000 and $2,442,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company sponsors a nonqualified supplemental deferred compensation plan for selected management employees. As determined by the Board of Directors, the plan provides a benefit of 1% to 3% of the employee’s compensation. The participant’s amount is fully vested, except in those instances where the participant’s employment terminates for any reason other than retirement, death or disability, in which case the participant forfeits a portion of the employer’s contribution depending on length of service. Plan expenses totaled $227,000, $381,000 and $175,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

13.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Cash and Cash Equivalents—The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

     Accounts Receivable and Accounts Payable—The carrying amount reported in the balance sheets for accounts receivable and accounts payable approximates fair value.

     Long-Term Obligations—The carrying amount reported in the balance sheets for long-term obligations approximates fair value. The fair value of the Company’s long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

     Interest Rate Swap Agreement —The fair value of the Company’s interest rate swap agreement is $1,550,000 at December 31, 2002, based on quoted market prices for similar debt issues.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended December 31, 2002 and 2001 is summarized below (in thousands, except per share data):

	Quarter

	First	Second	Third	Fourth

2002
Net operating revenue	$165,601	$174,000	$183,962	$180,784
Income before income taxes	19,486	18,251	15,710	6,740
Net income	11,692	10,951	9,426	4,044
Basic net income per share	0.25	0.23	0.19	0.08
Diluted net income per share	0.23	0.22	0.19	0.08

2001
Net operating revenue	$122,436	$123,528	$131,770	$153,004
Income before income taxes	14,669	13,331	11,888	16,850
Net income	8,508	7,732	6,895	9,773
Basic net income per share	0.18	0.17	0.15	0.21
Diluted net income per share	0.17	0.16	0.14	0.20

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions

			(1)
	Balance at	Charged to Costs	Charged to Other	(2)	Balance at End of
Description	Beginning of Period	and Expenses	Accounts-Describe	Deductions-Describe	Period

For the year ended December 31, 2000 Allowance for doubtful accounts	$16,494	$43,604	$4,693	$(56,470)	$8,321
For the year ended December 31, 2001 Allowance for doubtful accounts	$8,321	$49,283	$11,899	$(19,825)	$49,678
For the year ended December 31, 2002 Allowance for doubtful accounts	$49,678	$56,765	$10,729	$(49,014)	$68,158

(1)	Allowances as a result of acquisitions, and working capital settlement for a prior year acquisition.

(2)	Uncollectible accounts written off, net of recoveries.