Form 10-K/A
period 2002-12-31
PROVINCE HEALTHCARE CO
filed 2003-03-27
CIK 1044942

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

     This amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is being filed for the sole purpose of correcting the “Summary of Obligations and Commitments” table found on page 32 of the Form 10-K. The two parentheticals in the table should read “in thousands” instead of “in millions.”

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

	(In thousands)
Contractual Cash Obligations:
Long-term debt	$694	$245,206	$—	$172,500	$418,400
Capital lease obligations	1,315	41,742	997	2,518	46,572
Operating leases	6,690	9,677	6,344	10,863	33,574

Subtotal	$8,699	$296,625	$7,341	$185,881	$498,546

	Amount of commitment expiration per period

	Less than
	1 year	1-2 years	3-4 years	Thereafter	Total

	(In thousands)
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

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Martin S. Rash, certify that:

1. I have reviewed this annual report on Form 10-K/A of the Registrant, Province Healthcare Company;

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

Date: March 27, 2003	/s/ Martin S. Rash

Martin S. Rash Chief Executive Officer

PROVINCE HEALTHCARE COMPANY

CERTIFICATION PURSUANT TO
18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher T. Hannon, certify that:

     1. I have reviewed this annual report on Form 10-K/A of the Registrant, Province Healthcare Company;

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

Date: March 27, 2003	/s/ Christopher T. Hannon

Christopher T. Hannon Chief Financial Officer