Form 10-Q
period 2003-03-31
PROVINCE HEALTHCARE CO
filed 2003-05-09
CIK 1044942

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☒    No   ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at May 1, 2003 48,724,829 shares

PART I
FINANCIAL INFORMATION

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$15,891	$14,417
Accounts receivable, less allowance for doubtful accounts of $73,447 in 2003 and $68,158 in 2002	118,858	117,431
Inventories	19,728	19,835
Prepaid expenses and other	20,285	14,071

	174,762	165,754
Property and equipment, net	453,508	447,379
Goodwill	319,390	319,390
Other assets	39,604	39,188

	$987,264	$971,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,106	$20,162
Accrued salaries and benefits	25,261	25,380
Accrued expenses	22,313	13,198
Current portion of long-term debt	1,612	1,668

	81,292	60,408
Long-term debt, less current portion	441,276	461,576
Other liabilities	37,824	33,913
Minority interests	2,656	2,612
Stockholders’ equity:
Preferred stock — $0.01 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock — $0.01 par value; 150,000,000 shares authorized at March 31, 2003 and December 31, 2002, issued and outstanding 48,720,594 shares and 48,581,549 shares at March 31, 2003 and December 31, 2002, respectively	487	486
Additional paid-in-capital	305,264	304,102
Retained earnings	119,418	109,567
Accumulated other comprehensive loss	(953)	(953)

Total stockholders’ equity	424,216	413,202

	$987,264	$971,711

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,

	2003	2002

Revenue:
Net patient service revenue	$187,559	$159,780
Other	6,841	5,821

Net operating revenue	194,400	165,601
Expenses:
Salaries, wages and benefits	75,330	62,152
Purchased services	17,784	17,091
Supplies	24,747	19,745
Provision for doubtful accounts	17,194	14,738
Other operating expenses	25,287	18,396
Rentals and leases	2,433	2,152
Depreciation and amortization	9,277	7,581
Interest expense	5,859	4,196
Minority interests	67	59
Loss on sale of assets	3	5

	177,981	146,115

Income before provision for income taxes	16,419	19,486
Income taxes	6,568	7,794

Net income	$9,851	$11,692

Net income per common share (Note 7):
Basic	$0.20	$0.25

Diluted	$0.20	$0.23

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net Income	$9,851	$11,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,277	7,581
Deferred income taxes	830	112
Provision for professional liability	1,979	1,646
Loss of sale of assets	3	5
Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	(1,427)	(6,098)
Inventories	107	(1,010)
Prepaid expenses and other	(4,804)	4,930
Accounts payable and accrued expenses	21,059	5,930
Accrued salaries and benefit	(119)	(1,056)
Other	(798)	(245)

Net cash provided by operating activities	35,958	23,487
Cash flows from investing activities:
Purchase of property and equipment	(15,288)	(15,578)
Purchase of acquired hospitals	(3)	(329)

Net cash used in investing activities	(15,291)	(15,907)
Cash flows from financing activities:
Proceeds from long-term debt	—	11,425
Repayments of debts	(20,356)	(13,774)
Issuance of common stock	1,163	1,537

Net cash used in financing activities	(19,193)	(812)

Net increase in cash and cash equivalents	1,474	6,768
Cash and cash equivalents at beginning of period	14,417	39,375

Cash and cash equivalents at end of period	$15,891	$46,143

Interest payments	$1,742	$424
Income taxes received, net	$(6,500)	$(7,590)

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

     The balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     The operating results of the hospitals acquired in 2002 have been included in the accompanying condensed consolidated statements of income from the respective dates of acquisition.

4. GOODWILL AND INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if certain indicators arise. The Company performed an impairment test of goodwill upon adoption of SFAS No. 142 on January 1, 2002 and an annual impairment test on October 1, 2002. The results of the tests had no effect on the operations or financial position of the Company.

     The Company has other intangible assets, net of accumulated amortization of $1.4 million as of March 31, 2003 which are included in “other assets” on the condensed consolidated balance sheet. The intangible assets relate primarily to non-compete agreements and are amortized over two (2) years.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

5. LONG-TERM DEBT

     In March 2003, the Company amended its $250.0 million credit agreement. The amendment increased the total debt leverage ratio covenant from 3.75 to 4.25 through the periods ending December 31, 2003, and 4.0 through the subsequent periods ending December 31, 2004. The covenant will return to its previous level of 3.75 through the subsequent periods ending December 31, 2005. In addition, the Company decreased the senior debt leverage ratio covenant from 2.5 to 2.0 for the term of the agreement and increased the interest rates on the credit facility by 0.5% plus customary closing fees and expenses.

6. COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related taxes (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income	$9,851	$11,692
Net change in fair value of interest rate swap	—	179

Comprehensive income	$9,851	$11,871

     The net change in fair value of interest rate swap is included in retained earnings on the condensed consolidated balance sheets.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

7. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Numerator:
Net income	$9,851	$11,692
Add convertible notes interest, net of tax	—	2,407

Adjusted net income	$9,851	$14,099

Denominator:
Denominator for basic income per share—
Weighted-average shares	48,681	47,550
Effect of dilutive securities—
Employee stock options	77	1,745
Convertible notes	—	11,899

Denominator for diluted income per share—
Adjusted weighted average shares	48,758	61,194

Basic net income per share	$0.20	$0.25

Diluted net income per share	$0.20	$0.23

     The add-back of the interest and potential issuance of shares related to the convertible notes was not included in the computation for 2003 because the effect would have been anti-dilutive.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

8. STOCK BASED COMPENSATION

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

     The following pro forma information is being presented in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition & Disclosure (adopted by the Company on January 1, 2003). If the compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	Three Months Ended
	March 31,

	2003	2002

Net income – as reported	$9,851	$11,692
Less pro forma effect of stock options Grants, net of tax	(1,042)	(3,567)

Pro forma net income	$8,809	$8,125

Basic earnings per share
As reported	$0.20	$0.25
Pro forma	$0.18	$0.17
Diluted earnings per share
As reported	$0.20	$0.23
Pro forma	$0.18	$0.16

     The fair values of stock options granted used to compute pro forma net income were estimated at the date of grant using a Black-Scholes option valuation model based on the following weighted-average assumptions:

	Three Months Ended
	March 31,

	2003	2002

Risk-free interest rate	2.43%	5.02%
Dividend yield	0.0%	0.0%
Volatility	.638	.594
Expected life (in years)	4.0	3.1

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options. Changes in subjective input assumptions can materially affect the fair value estimate. Other option valuation models may produce significantly different fair values of the Company’s employee stock options.

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

     General and Professional Liability Risks

     Effective January 1, 2003, the Company increased its self-insurance retention related to general and professional liability risks to $5.0 million. The 2003 policy provides coverage up to $50.0 million for claims incurred during the annual policy term. This increase in retention amount increases our exposure for claims occurring in 2001 and 2002, and reported in 2003.

     The Company estimates its self-insured retention portion of the malpractice risks using historical claims data, demographic factors, severity factors and other actuarial assumptions. We maintain a reserve for the anticipated claims within our deductible and self-insured retentions. The reserve for general and professional liability risks is included in “other liabilities” on the condensed consolidated balance sheet.

     Workers Compensation Risks

     Effective January 1, 2003, the Company increased its deductible for workers compensation claims to $500,000 per accident. The Company has purchased a minimum cap of $12.0 million for total workers compensation losses within this deductible for 2003. The Company’s arrangement with the insurance provider allows us to prepay the expected amounts of annual workers’ compensation claims, which is based upon claims experience. The claims processor tracks payments for the policy year. At the end of the policy year, the claims processor compares the total amount prepaid by us to the actual amount paid by the claims processor. This comparison will ultimately result in a receivable from or a payable to the claims processor.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

     Litigation

     The Company currently is, and from time to time is expected to be, subject to claims and suits arising in the ordinary course of business.

     Net Patient Service Revenue

     Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the consolidated statements of income in the period in which revisions are made, and result in adjustments in net patient service revenue. The adjustments for the three months ended March 31, 2003 and 2002 were not material.

     Financial Instruments

     Interest rate swap agreements are used to manage the Company’s interest rate exposure under the revolving credit facility. The Company maintains a $28.5 million interest rate swap agreement with a 4.45% fixed interest rate. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The Company anticipates that the counterparty will fully satisfy its obligations under the contract.

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period after June 15, 2003. The Company does not expect this new interpretation to have a material effect on its future results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following along with the Condensed Consolidated Financial Statements and accompanying notes.

OVERVIEW

     We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of March 31, 2003, we owned or leased 20 general acute care hospitals in 13 states with a total of 2,281 licensed beds, and managed 37 hospitals in 14 states, with a total of 2,955 licensed beds.

     Our owned and leased hospitals accounted for 97.9% and 97.7% of our net operating revenue in the three months ended March 31, 2003 and 2002, respectively.

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

RESULTS OF OPERATIONS

Operating Results Summary

     The following are comparative summaries of results from operations for the three months ended March 31, 2003 and 2002 (dollars in thousands):

	Three Months Ended March 31,

	2003		2002

		% of		% of	% Change from
	Amount	Revenues	Amount	Revenues	prior year

Revenue:
Net patient service revenue	$187,559		$159,780
Other	6,841		5,821

Net operating revenue	194,400	100.0%	165,601	100.0%	17.4%
Operating expenses:
Salaries, wages and benefits	75,330	38.8%	62,152	37.5%
Purchases services	17,784	9.1%	17,091	10.3%
Supplies	24,747	12.7%	19,745	11.9%
Provision for doubtful accounts	17,194	8.8%	14,738	8.9%
Other operating expenses	25,287	13.0%	18,396	11.2%
Rentals and leases	2,433	1.3%	2,152	1.3%

	162,775	83.7%	134,274	81.1%	21.2%

EBITDA (*)	31,625	16.3%	31,327	18.9%	1.0%
Depreciation and amortization	9,277	4.8%	7,581	4.6%
Interest expense	5,859	3.0%	4,196	2.5%
Minority interests	67	—	59	—
Loss on sale of assets	3	—	5	—

Income before provision for income taxes	16,419	8.5%	19,486	11.8%	(15.7%)
Income taxes	6,568	3.4%	7,794	4.7%

Net income	$9,851	5.1%	$11,692	7.1%	(15.7%)

Net income per common share:
Basic	$0.20		$0.25

Diluted	$0.20		$0.23

(*)	EBITDA for 2003 and 2002, respectively, represents the sum of income before provision for income taxes, depreciation and amortization, interest, minority interests and gain or loss on sale of assets, and is reconciled to net income in the table above. EBITDA serves as a measure of leverage capacity and debt service ability, and is commonly used as an analytical indicator within the healthcare industry. Our management considers EBITDA to be one measure of our ability to service existing debt, sustain potential increases in debt in the future and to satisfy capital requirements. EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States, and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Because EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

	Three Months Ended
	March 31,

	2003	2002	% Change

Consolidated Hospitals:
Number of hospitals at end of period	20	18	11.1%
Licensed beds at end of period (a)	2,281	2,156	5.8%
Beds in service at end of period	1,994	1,831	8.9%
Net patient service revenue (in thousands)	$187,559	$159,780	17.4%
Admissions (b)	19,768	17,999	9.8%
Adjusted admissions (c)	34,692	29,097	19.2%
Patient days (d)	84,132	80,329	4.7%
Adjusted patient days (e)	147,683	129,896	13.7%
Average length of stay (days) (f)	4.3	4.5	(4.4%)
Gross revenue (in thousands) (g):
Inpatient	$242,061	$215,389	12.4%
Outpatient	182,790	132,867	37.6%

	$424,851	$348,256	22.0%

Same Hospitals (h):
Number of hospitals at end of period	18	18	—
Licensed beds at end of period (a)	1,997	2,156	(7.4%)
Beds in service at end of period	1,795	1,831	(2.0%)
Net patient service revenue (in thousands)	$155,606	$159,637	(2.5%)
Admissions (b)	17,541	17,999	(2.5%)
Adjusted admissions (c)	29,771	29,097	2.3%
Patient days (d)	74,206	80,329	(7.5%)
Adjusted patient days (e)	125,967	129,896	(3.0%)
Average length of stay (days) (f)	4.2	4.5	(6.7%)
Gross revenue (in thousands) (g):
Inpatient	$218,795	$215,389	1.6%
Outpatient	152,603	132,867	14.9%

	$371,398	$348,256	6.6%

(a)	Beds for which a hospital has been granted approval to operate from the applicable state licensing agency.

(b)	Represents the total number of patients admitted (in a facility for a period in excess of 23 hours) and used by management and investors as a general measure of inpatient volume.

(c)	Used by management and investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted admissions computation equates outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(d)	Represents the total number of days the patients who are admitted stay in our hospitals.

(e)	Adjusted patient days are computed by multiplying patient days (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted patient days computation equates outpatient revenue to the volume measure (patient days) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(f)	The average number of days admitted patients stay in our hospitals.

(g)	Represents revenues prior to reductions for discounts and contractual allowances.

(h)	Same hospital information includes the operations of only those hospitals which were owned during both entire periods presented.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Net operating revenue increased 17.4% or $28.8 million to $194.4 million for the three months ended March 31, 2003, compared to the same period last year. The increase was primarily attributable to the acquisitions of Los Alamos Medical Center and Memorial Hospital of Martinsville and Henry County, which were completed in the second quarter of last year. The increase was partially offset by a 2.3% decrease in same hospital revenues. Same hospital revenues declined, primarily due to decreases in inpatient admissions, resulting from the unusually high number of physician departures during 2002 (partially offset by newly recruited physicians), and decreases in net revenue per adjusted admission.

     Operating expenses were $162.8 million, or 83.7% of net operating revenue, for the three months ended March 31, 2003, compared to $134.3 million, or 81.1% of net operating revenue, for the comparable period of 2002. Salaries and benefits as a percentage of net operating revenue, increased to 38.8% from 37.5%, primarily due to a decrease in same hospital revenues during the three months ended March 31, 2003, compared to the same period last year. Purchased services, as a percentage of net operating revenue, decreased to 9.1% for the three months ended March 31, 2003, compared to 10.3% for the comparable period of the prior year. This decrease is primarily attributable to reductions in contract labor and collection fees as the Company was less reliant on outside collection consultants and staffing. Supplies increased to 12.7% of net operating revenue, for the three months ended March 31, 2003, compared to 11.9% for the comparable period of 2002, due primarily to acquisitions of Memorial Hospital of Martinsville and Henry County and Los Alamos Medical Center. The provision for doubtful accounts was relatively unchanged at 8.8% of net operating revenue for the three months ended March 31, 2003, compared to 8.9% for the comparable period of 2002. Other operating expenses increased as a percentage of net operating revenue to 13.0% from 11.1% in the prior year primarily due to increases in insurance costs and physician recruitment expenses. Rentals and leases were 1.3% of net operating revenue for both periods.

     The increase in operating expenses as a percentage of net operating revenue described above resulted in a decrease in EBITDA as a percentage of net operating revenue. EBITDA was $31.6 million, or 16.3% of net operating revenue, for the three months ended March 31, 2003, compared to $31.3 million, or 18.9% of net operating revenue, for the comparable period of 2002.

     Depreciation and amortization expense was $9.3 million, or 4.8% of net operating revenue, for the three months ended March 31, 2003, compared to $7.6 million, or 4.6% of net operating revenue, for the comparable period of 2002. The increase in depreciation and amortization expense resulted primarily due to depreciation at the hospitals acquired in 2002.

     Interest expense was $5.9 million for the three months ended March 31, 2003, compared to $4.2 million for the comparable period of 2002, primarily due to increased borrowings from the revolving credit facility to finance the 2002 hospital acquisitions.

     Income before provision for income taxes was $16.4 million for the three months ended March 31, 2003, compared to $19.5 million for the comparable period of 2002, a decrease of $3.1 million or 15.7%, primarily due to the factors discussed above. Our provision for income taxes was $6.6 million for the three months ended March 31, 2003, compared to $7.8 million for the comparable period of 2002, primarily due to the decrease in pre-tax income.

     As a result of the foregoing, our net income was $9.9 million, or 5.1% of net operating revenue, for the three months ended March 31, 2003, compared to $11.7 million, or 7.1% of net operating revenue for the comparable period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, we had working capital of $93.5 million, including cash and cash equivalents of $15.9 million compared to working capital of $105.3 million, including $14.4 million in cash and cash equivalents at December 31, 2002. The decline in working capital was primarily due to an increase in current liabilities.

     Cash provided by operations was $36.0 million for the three months ended March 31, 2003, compared to $23.5 million last year, primarily due to improved cash collections and the financing of a portion of our insurance premiums during the first quarter ended March 31, 2003. Cash used in investing activities was primarily for capital expenditures and totaled $15.3 million and $15.9 million for the three months ended March 31, 2003 and 2002, respectively. Net cash used in financing activities increased to $19.2 million for the three months ended March 31, 2003, compared to $0.8 million for the same period last year, primarily due to repayments of borrowings from the revolving credit facility.

     The debt repayments decreased long-term debt to $441.3 million at March 31, 2003, from $461.6 million at December 31, 2002. At March 31, 2003, we had $132.0 million available for borrowing under our senior credit facility.

     We intend to acquire additional acute care facilities and are actively seeking out such acquisitions. There can be no assurance that we will not require additional debt or equity financing for any particular acquisition. Also, we continually review our capital needs and financing opportunities and may seek additional equity or debt financing for our acquisition program or other needs.

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

     Capital expenditures for our owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2003 of approximately $60.0 million, exclusive of any acquisitions of businesses or new hospital construction projects. Planned capital expenditures for 2003 consist principally of capital improvements to owned and leased hospitals. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility.

CRITICAL ACCOUNTING POLICIES AND IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2002. We have made no changes in those policies since year end.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

     Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% — 75% of our debt at a fixed rate, either by borrowings on a long-term basis or entering into an interest rate swap.

     At March 31, 2003, approximately 80% of our outstanding debt was effectively at a fixed rate primarily due to a reduced amount of borrowings on our revolving line of credit.

     Our interest rate swap contract allows us to periodically exchange fixed rate and floating rate payments over the life of the agreement. Floating-rate payments are based on LIBOR, and fixed-rate payments are dependent upon market levels at the time the interest rate swap was consummated. Our interest rate swap is a cash flow hedge, which effectively converted an aggregate notional amount of $28.5 million of floating rate borrowings to fixed rate borrowings at March 31, 2003. Our policy is not to hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. We are exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. We anticipate that the counterparty will fully satisfy its obligations under the contract.

GENERAL

     The Medicare program accounted for approximately 54.9% and 57.5% of hospital patient days for the three months ended March 31, 2003 and 2002, respectively. The Medicaid programs accounted for approximately 20.5% and 19.1% of hospital patient days for the three months ended March 31, 2003 and 2002, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three months ended March 31, 2003, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2002. Our only derivative instrument relates to an interest rate swap agreement. See Item 2 “Market Risks Associated with Financial Instruments.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the date of this report we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 (c)). Based on their evaluation of such controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000 (a)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on May 22, 2002 (b)
3.3	Amended and Restated Bylaws of Province Healthcare Company (c)
10.1	Second Amendment to Credit Agreement and Consent, dated March 28, 2003, among Province Healthcare Company, Wachovia Bank, National Association, as Agent, and various parties thereto (d)
10.2	Amendment No. 2 to Certain Operative Agreements, dated as of March 28, 2003, among Province Healthcare Company, as the Lessee and as the Construction Agent, the various parties thereto from time to time, as guarantors, Wells Fargo Bank Northwest, National Association, as the Owner Trustee, the various banks and other lending institutions which are parties thereto from time to time, as holders, the various banks and lending institutions which are parties thereto from time to time, as lenders, and Wachovia Bank, National Association, as the agent for the Lenders and respecting the Security Documents, as the agent for the Lenders and the Holders (d)
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

(a)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2000, Commission File No. 0-23639.

(b)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3/A filed June 11, 2002, Registration No. 333-86578.

(c)	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated December 12, 2002, Commission File No. 0-23639

(d)	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated April 4, 2003, Commission File No. 0-23639

*	furnished herewith

(b)	Reports on Form 8-K

During the three months ended March 31, 2003, we filed the following current report on Form 8-K:

Form 8-K, filed on January 6, 2003, with respect to the adoption of the Preferred Stock Purchase Rights Plan

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Province Healthcare Company

Date: May 9, 2003	By:	/s/ Brenda B. Rector

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
/s/ Christopher T. Hannon

Christopher T. Hannon Chief Financial Officer