Form 10-Q
period 2003-06-30
PROVINCE HEALTHCARE CO
filed 2003-08-08
CIK 1044942

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003 or

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
Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at August 1, 2003 48,726,785 shares

ITEM 1. FINANCIAL STATEMENTS

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$19,053	$14,417
Accounts receivable, less allowance for doubtful accounts of $59,773 in 2003 and $68,158 in 2002	117,972	117,431
Inventories	19,371	19,835
Prepaid expenses and other	17,737	14,071

	174,133	165,754
Property and equipment, net	460,097	447,379
Goodwill	318,014	319,390
Unallocated purchase price	3,153	466
Other assets	45,956	38,722

	$1,001,353	$971,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,866	$20,162
Accrued salaries and benefits	26,718	25,380
Accrued expenses	15,492	13,198
Current portion of long-term debt	1,831	1,668

	67,907	60,408
Long-term debt, less current portion	456,659	461,576
Other liabilities	40,324	33,913
Minority interests	2,709	2,612
Stockholders’ equity:
Preferred stock - $0.01 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.01 par value; 150,000,000 shares authorized at June 30, 2003 and December 31, 2002, issued and outstanding 48,725,504 shares and 48,581,549 shares at June 30, 2003 and December 31, 2002, respectively	487	486
Additional paid-in-capital	305,336	304,102
Retained earnings	129,080	109,567
Accumulated other comprehensive loss	(1,149)	(953)

Total stockholders’ equity	433,754	413,202

	$1,001,353	$971,711

See accompanying notes

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,

	2003	2002

Revenue:
Net patient service revenue	$189,649	$168,234
Other	6,164	5,766

Net operating revenue	195,813	174,000
Expenses:
Salaries, wages and benefits	74,939	67,476
Purchased services	18,878	18,209
Supplies	23,859	20,465
Provision for doubtful accounts	17,789	12,753
Other operating expenses	25,007	20,304
Rentals and leases	2,423	2,200
Depreciation and amortization	9,499	8,752
Interest expense	6,759	5,545
Minority interests	82	(3)
Loss on sale of assets	—	48
Loss on early extinguishments of debt	477	—

Total expenses	179,712	155,749

Income before provision for income taxes	16,101	18,251
Income taxes	6,440	7,300

Net income	$9,661	$10,951

Net income per common share (Note 7):
Basic	$0.20	$0.23

Diluted	$0.20	$0.22

See accompanying notes

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Six Months Ended June 30,

	2003	2002

Revenue:
Net patient service revenue	$377,208	$328,014
Other	13,005	11,587

Net operating revenue	390,213	339,601
Expenses:
Salaries, wages and benefits	150,269	129,628
Purchased services	36,662	35,300
Supplies	48,606	40,210
Provision for doubtful accounts	34,982	27,491
Other operating expenses	50,294	38,700
Rentals and leases	4,856	4,352
Depreciation and amortization	18,777	16,333
Interest expense	12,619	9,740
Minority interests	149	56
Loss on sale of assets	2	53
Loss on early extinguishments of debt	477	—

Total expenses	357,693	301,863

Income before provision for income taxes	32,520	37,738
Income taxes	13,008	15,095

Net income	$19,512	$22,643

Net income per common share (Note 7):
Basic	$0.40	$0.47

Diluted	$0.40	$0.45

See accompanying notes

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$19,512	$22,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,777	16,333
Deferred income taxes	3,155	113
Provision for professional liability	3,383	3,596
Loss on early extinguishment of debt	477	—
Loss of sale of assets	2	53
Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	474	(2,015)
Inventories	397	(1,505)
Prepaid expenses and other	(2,652)	6,069
Accounts payable and accrued expenses	5,998	4,820
Accrued salaries and benefits	1,338	1,738
Other	4,359	789

Net cash provided by operating activities	55,220	52,634
Cash flows from investing activities:
Purchase of property and equipment	(30,854)	(25,788)
Escrow deposit on potential investment	(3,798)	—
Purchase of hospitals and healthcare entities	(3,153)	(172,028)

Net cash used in investing activities	(37,805)	(197,816)
Cash flows from financing activities:
Proceeds from long-term debt	194,212	134,328
Repayments of debts	(208,226)	(15,192)
Issuance of common stock	1,235	9,715

Net cash (used in) provided by financing activities	(12,779)	128,851

Increase (decrease) in cash and cash equivalents	4,636	(16,331)
Cash and cash equivalents at beginning of period	14,417	39,375

Cash and cash equivalents at end of period	$19,053	$23,044

Interest payments	$10,323	$8,484
Income taxes refund received, net	$6,998	$7,800

See accompanying notes

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

     Los Alamos Medical Center

     In June 2002, the Company acquired Los Alamos Medical Center in Los Alamos, New Mexico, for approximately $39.0 million, including working capital. To finance this acquisition, the Company borrowed $37.0 million under its revolving credit facility and used $2.0 million from available cash. This is the Company’s first New Mexico hospital and is the only hospital in the community, serving a population of approximately 50,000.

     In May 2003, the Company acquired a radiology and lab business for approximately $3.2 million. The purchase price is not yet allocated, as the Company is waiting on a final appraisal of the healthcare entities.

     The operating results of the hospitals and healthcare entities acquired in 2002 and 2003 have been included in the accompanying condensed consolidated statements of income from the respective dates of acquisition.

4. GOODWILL AND INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if certain indicators arise. The Company performed its annual impairment test on October 1, 2002. The results of the tests had no effect on the operations or financial position of the Company. The company is currently not aware of any impairment indicators at June 30, 2003.

     The Company has other intangible assets, net of accumulated amortization of $1.3 million as of June 30, 2003, which are included in “other assets” on the condensed consolidated balance sheet. The intangible assets relate primarily to non-compete agreements and are amortized over two (2) years.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

5. LONG-TERM DEBT

     In May 2003, the Company completed its public offering of $200.0 million aggregate principal amount of 7 ½% Senior Subordinated Notes due 2013 at par. Net proceeds of the offering totaling $194.2 million were used to repay $114.3 million in existing borrowings under our senior credit facility and to repurchase approximately $69.0 million of the Company’s 4 ½% Convertible Subordinated Notes due 2005 through privately negotiated transactions. The Company recorded a $477,000 pretax loss associated with the early extinguishment of debt related to this repurchase. During May and June 2003, the Company amended its senior credit facility to (i) add additional hospitals as collateral security, (ii) obtain consent for various transactions, including the issuance of $200.0 million of Senior Subordinated Notes due 2013 and repurchase of a portion of the outstanding 4 ½% Convertible Subordinated Notes due 2005, (iii) increase the flexibility of certain investment covenants, and (iv) increase the amount available on its revolving line of credit to $250.0 million from $209.7 million.

     Subsequent to the quarter end, the Company repurchased an additional $5.0 million of the 2005 Notes in July 2003, for total repurchases of $74.0 million, reducing the outstanding balance of the 2005 Notes to $76.0 million. An insignificant loss will be recorded in the third quarter of 2003 related to this repurchase.

     Also, subsequent to second quarter end, the Company entered into an interest rate swap agreement in July 2003, which effectively converted for a ten-year period $100.0 million of the $200.0 million fixed-rate borrowings under the 7 ½% Senior Subordinated Notes due 2013 to floating-rate borrowings. The Company secured a LIBOR plus 2.79% floating interest rate over the term of the interest rate swap agreement. In accordance with the provisions of SFAS No. 133, the Company designated its interest rate swap agreement as a fair value hedge.

6. COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$9,661	$10,951	$19,512	$22,643
Net change in fair value of interest rate swap	(196)	2	(196)	181

Comprehensive income	$9,465	$10,953	$19,316	$22,824

The net change in fair value of the interest rate swap is included in retained earnings on the condensed consolidated balance sheets.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

7. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Numerator:
Net income	$9,661	$10,951	$19,512	$22,643
Add convertible notes interest net of tax	—	2,434	—	4,841

Adjusted net income	$9,661	$13,385	$19,512	$27,484

Denominator:
Denominator for basic income per share —
Weighted-average shares	48,585	47,901	48,633	47,726
Effective of dilutive securities —
Employee stock options	447	1,871	262	1,770
Convertible notes	—	11,899	—	11,899

Denominator for diluted income per share —
Adjusted weighted average shares	49,032	61,671	48,895	61,395

Basic net income per share	$0.20	$0.23	$0.40	$0.47

Diluted net income per share	$0.20	$0.22	$0.40	$0.45

     The add-back of the interest and potential issuance of shares related to the convertible notes was not included in the computation for 2003, because the effect would have been anti-dilutive.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income – as reported	$9,661	$10,951	$19,512	$22,643
Less stock-based compensation expense determined under a fair value method, net of income taxes	(1,125)	(5,520)	(2,167)	(9,087)

Pro forma net income	$8,536	$5,431	$17,345	$13,556

Basic earnings per share
As reported	$0.20	$0.23	$0.40	$0.47
Pro forma	$0.18	$0.11	$0.36	$0.28
Diluted earnings per share
As reported	$0.20	$0.22	$0.40	$0.45
Pro forma	$0.17	$0.11	$0.35	$0.27

     The weighted average fair values of the Company’s stock options granted during the three months ended June 30, 2003 and 2002 and six months ended June 30, 2003 and 2002 were $4.87, $10.18, $3.89 and $9.75, respectively. The fair values were estimated at the date of grant using a Black-Scholes option valuation model based on the following weighted-average assumptions:

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Risk-free interest rate	2.5%	4.5%	2.4%	4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	61.4%	59.4%	63.7%	59.4%
Expected life (in years)	4.0	3.0	4.0	3.1

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

     Workers Compensation Risks

     Effective January 1, 2003, the Company increased its deductible for workers compensation claims to $500,000 per accident. The Company has purchased a minimum cap of $12.0 million for total workers compensation losses within this deductible for 2003. The Company’s arrangement

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

with the insurance provider allows us to prepay the expected amounts of annual workers compensation claims, which is based upon claims experience. The claims processor tracks payments for the policy year. At the end of the policy year, the claims processor compares the total amount prepaid by us to the actual amount paid by the claims processor. This comparison will ultimately result in a receivable from or a payable to the claims processor.

     Litigation

     The Company currently is, and from time to time is expected to be, subject to claims and suits arising in the ordinary course of business. The Company is not aware of any such proceeding which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

     Net Patient Service Revenue

     Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the consolidated statements of income in the period in which revisions are made, and resulted in an increase in net patient service revenue of approximately $0.6 million and $0.8 million the three and six-month periods ended June 30, 2003, respectively. The adjustments for the three and six-month periods ended June 30, 2002 were not material.

     Financial Instruments

     During the second quarter 2003, the Company terminated its previously existing interest rate swap contract at fair value, which was recorded as a liability on the balance sheet. The loss on the termination was not considered material. Subsequent to quarter end, the Company entered into an interest rate swap agreement which effectively converted, for a ten-year period, $100.0 million of the $200.0 million fixed-rate borrowings under its 7 ½% Senior Subordinated Notes due 2013 to floating rate borrowings. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The Company anticipates that the counterparty will fully satisfy its obligations under the contract.

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

OVERVIEW

     We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of June 30, 2003, we owned or leased 20 general acute care hospitals in 13 states with a total of 2,281 licensed beds, and managed 38 hospitals in 14 states, with a total of 3,130 licensed beds.

     Our owned and leased hospitals accounted for 98.0% and 97.8% of our net operating revenue in the three months ended June 30, 2003 and 2002, respectively.

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

RESULTS OF OPERATIONS

Operating Results Summary

     The following are comparative summaries of results from operations for the three months and six months ended June 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended June 30,
	2003		2002

		% of		% of	% Change
	Amount	Revenues	Amount	Revenues	from prior year

Revenue:
Net patient service revenue	$189,649		$168,234
Other	6,164		5,766

Net operating revenue	195,813	100.0%	174,000	100.0%	12.5%
Operating expenses:
Salaries, wages and benefits	74,939	38.3%	67,476	38.8%
Purchases services	18,878	9.6%	18,209	10.4%
Supplies	23,859	12.2%	20,465	11.8%
Provision for doubtful accounts	17,789	9.1%	12,753	7.3%
Other operating expenses	25,007	12.8%	20,304	11.7%
Rentals and leases	2,423	1.2%	2,200	1.3%

	162,895	83.2%	141,407	81.3%	15.2%

Adjusted EBITDA (*)	32,918	16.8%	32,593	18.7%	1.0%
Depreciation and amortization	9,499	4.9%	8,752	5.0%
Interest expense	6,759	3.5%	5,545	3.2%
Minority interests	82	—	(3)	—
Loss on sale of assets	—	—	48	—
Loss on early extinguishment of debt	477	0.2%	—	—

Income before provision for income taxes	16,101	8.2%	18,251	10.5%	(11.8%)
Income taxes	6,440	3.3%	7,300	4.2%

Net income	$9,661	4.9%	$10,951	6.3%	(11.8%)

Net income per common share:
Basic	$0.20		$0.23

Diluted	$0.20		$0.22

	Six Months Ended June 30,
	2003		2002

		% of		% of	% Change
	Amount	Revenues	Amount	Revenues	from prior year

Revenue:
Net patient service revenue	$377,208		$328,014
Other	13,005		11,587

Net operating revenue	390,213	100.0%	339,601	100.0%	14.9%
Operating expenses:
Salaries, wages and benefits	150,269	38.5%	129,628	38.2%
Purchases services	36,662	9.4%	35,300	10.4%
Supplies	48,606	12.5%	40,210	11.8%
Provision for doubtful accounts	34,982	9.0%	27,491	8.1%
Other operating expenses	50,294	12.9%	38,700	11.4%
Rentals and leases	4,856	1.2%	4,352	1.3%

	325,669	83.5%	275,681	81.2%	18.1%

Adjusted EBITDA (*)	64,544	16.5%	63,920	18.8%	1.0%
Depreciation and amortization	18,777	4.8%	16,333	4.8%
Interest expense	12,619	3.3%	9,740	2.9%
Minority interests	149	—	56	—
Loss on sale of assets	2	—	53	—
Loss on early extinguishment of debt	477	0.1%	—	—

Income before provision for income taxes	32,520	8.3%	37,738	11.1%	(13.8%)
Income taxes	13,008	3.3%	15,095	4.4%

Net income	$19,512	5.0%	$22,643	6.7%	(13.8%)

Net income per common share:
Basic	$0.40		$0.47

Diluted	$0.40		$0.45

(*)	Adjusted EBITDA for 2003 and 2002, represents income before provision for income taxes, depreciation and amortization, interest, minority interests, loss on sale of assets, and loss on early extinguishment of debt (“Adjusted EBITDA”). Adjusted EBITDA serves as a measure of leverage capacity and debt service ability, and is commonly used as an analytical indicator within the healthcare industry. Our management considers Adjusted EBITDA to be one measure of our ability to service existing debt, sustain potential increases in debt in the future and to satisfy capital requirements. Adjusted EBITDA, however, is not a measure of financial performance under accounting principles generally accepted in the United States, and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

15

	Three Months Ended
	June 30,

	2003	2002	% Change

Consolidated Hospitals:
Number of hospitals at end of period	20	20	—
Licensed beds at end of period (a)	2,281	2,315	(1.5%)
Beds in service at end of period	1,993	1,905	4.6%
Net patient service revenue (in thousands)	$189,649	$168,234	12.7%
Admissions (b)	18,520	17,849	3.8%
Adjusted admissions (c)	33,501	31,156	7.5%
Patient days (d)	78,124	76,425	2.2%
Adjusted patient days (e)	141,331	133,444	5.9%
Average length of stay (days) (f)	4.2	4.3	(2.3%)
Gross revenue (in thousands) (g):
Inpatient	$234,130	$204,689	14.4%
Outpatient	189,354	152,542	24.1%

	$423,484	$357,231	18.5%

Same Hospitals (h):
Number of hospitals at end of period	18	18	—
Licensed beds at end of period (a)	1,997	2,031	(1.7%)
Beds in service at end of period	1,794	1,706	5.2%
Net patient service revenue (in thousands)	$157,671	$150,673	4.6%
Admissions (b)	16,322	16,436	(0.7%)
Adjusted admissions (c)	28,600	28,216	1.4%
Patient days (d)	68,735	70,535	(2.6%)
Adjusted patient days (e)	120,439	121,117	(0.6%)
Average length of stay (days) (f)	4.2	4.3	(2.3%)
Gross revenue (in thousands) (g):
Inpatient	$210,996	$192,381	9.7%
Outpatient	158,715	137,897	15.1%

	$369,711	$330,278	11.9%

	Six Months Ended
	June 30,

	2003	2002	% Change

Consolidated Hospitals:
Number of hospitals at end of period	20	20	—
Licensed beds at end of period (a)	2,281	2,315	(1.5%)
Beds in service at end of period	1,993	1,905	4.6%
Net patient service revenue (in thousands)	$377,208	$328,014	15.0%
Admissions (b)	38,288	35,848	6.8%
Adjusted admissions (c)	68,193	60,253	13.2%
Patient days (d)	162,256	156,754	3.5%
Adjusted patient days (e)	289,014	263,340	9.7%
Average length of stay (days) (f)	4.2	4.4	(4.5%)
Gross revenue (in thousands) (g):
Inpatient	$476,192	$420,078	13.4%
Outpatient	372,143	285,409	30.4%

	$848,335	$705,487	20.2%

Same Hospitals (h):
Number of hospitals at end of period	18	18	—
Licensed beds at end of period (a)	1,997	2,031	(1.7%)
Beds in service at end of period	1,794	1,706	5.2%
Net patient service revenue (in thousands)	$313,276	$310,309	1.0%
Admissions (b)	33,863	34,435	(1.7%)
Adjusted admissions (c)	58,371	57,313	1.8%
Patient days (d)	142,941	150,894	(5.3%)
Adjusted patient days (e)	246,406	251,013	(1.8%)
Average length of stay (days) (f)	4.2	4.4	(4.5%)
Gross revenue (in thousands) (g):
Inpatient	$429,791	$407,770	5.4%
Outpatient	311,318	270,764	15.0%

	$741,109	$678,534	9.2%

(a)	Beds for which a hospital has been granted approval to operate from the applicable state licensing agency.

(b)	Represents the total number of patients admitted (in a facility for a period in excess of 23 hours) and used by management and investors as a general measure of inpatient volume.

(c)	Used by management and investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted admissions computation equates outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(d)	Represents the total number of days the patients who are admitted stay in our hospitals.

(e)	Adjusted patient days are computed by multiplying patient days (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted patient days computation equates outpatient revenue to the volume measure (patient days) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(f)	The average number of days admitted patients stay in our hospitals.

(g)	Represents revenues prior to reductions for discounts and contractual allowances.

(h)	Same hospital information includes the operations of only those hospitals which were owned during both entire periods presented.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Net operating revenue increased 12.5% or $21.8 million to $195.8 million for the three months ended June 30, 2003, compared to the same period last year. The increase was primarily attributable to the acquisitions of Los Alamos Medical Center and Memorial Hospital of Martinsville and Henry County, which were completed in the second quarter of last year and a 4.6% increase in revenues from hospitals owned during both entire periods (same hospitals). Same hospital revenues increased primarily from a 3.2% increase in same hospital net revenue per adjusted admissions.

     Operating expenses totaled $162.9 million, or 83.2% of net operating revenue, for the three months ended June 30, 2003, compared to $141.4 million, or 81.3% of net operating revenue, for the comparable period of 2002. Salaries and benefits as a percentage of net operating revenue, decreased to 38.3% from 38.8%. Purchased services, as a percentage of net operating revenue, decreased to 9.6% for the three months ended June 30, 2003, compared to 10.4% for the comparable period of the prior year. This decrease is primarily attributable to reductions in contract labor and collection fees as our company was less reliant on outside collection consultants and staffing. Supplies increased to 12.2% of net operating revenue, for the three months ended June 30, 2003, compared to 11.8% for the comparable period of 2002, due primarily to the acquisitions of Memorial Hospital of Martinsville and Henry County and Los Alamos Medical Center, which have a higher supplies expense as a percentage of revenue compared to other owned hospitals. The provision for doubtful accounts increased to 9.1% of net operating revenue for the three months ended June 30, 2003 compared to 7.3% for the comparable period of 2002, primarily due to increases in self-pay and uninsured patient volumes as a percentage of total patient volumes and the corresponding effect of rate increases on those accounts. The net revenues associated with those patients are generally recorded at gross charges, which are typically higher than what government programs and managed care plans pay. As a result, failure to receive payments from self-pay and uninsured patients results in higher provision for doubtful accounts as a percentage of net operating revenue. Other operating expenses increased as a percentage of net operating revenue to 12.8% from 11.7% in the prior year primarily due to increases in insurance costs and physician recruitment expenses. Rentals and leases were relatively unchanged as a percentage of net operating revenue for both periods.

     The increase in operating expenses as a percentage of net operating revenue described above resulted in a decrease in Adjusted EBITDA as a percentage of net operating revenue. Adjusted EBITDA was $32.9 million, or 16.8% of net operating revenue, for the three months ended June 30, 2003, compared to $32.6 million, or 18.7% of net operating revenue, for the comparable period of 2002.

     Depreciation and amortization expense was $9.5 million, or 4.9% of net operating revenue, for the three months ended June 30, compared to $8.8 million, or 5.0% of net operating revenue, for the comparable period of 2002. The increase in depreciation and amortization expense resulted primarily due to depreciation at the hospitals acquired in 2002.

     Interest expense increased to $6.8 million for the three months ended June 30, 2003, compared to $5.5 million for the comparable period of 2002, primarily due to the May 27, 2003, issuance of $200.0 million aggregate principal amount of 7 ½% Senior Subordinated Notes due 2013 offset by repayments of borrowings outstanding on our senior bank credit facility and repurchases of a portion of our outstanding 4 ½% Convertible Subordinated Notes. The write-off of deferred loan costs and the gain resulting from repurchasing a portion of the 4 ½% Convertible Subordinated Notes due 2005 at a discount resulted in a net pre-tax loss on extinguishment of debt of $0.5 million during the second quarter ended June 30, 2003.

     Income before provision for income taxes was $16.1 million for the three months ended June 30, 2003, compared to $18.3 million for the comparable period of 2002, a decrease of $2.2 million or 11.8%, primarily due to the factors discussed above. Our provision for income taxes was $6.4 million for the three months ended June 30, 2003, compared to $7.3 million for the comparable period of 2002, primarily due to the decrease in pre-tax income.

     As a result of the foregoing, our net income was $9.7 million, or 4.9% of net operating revenue, for the three months ended June 30, 2003, compared to $11.0 million, or 6.3% of net operating revenue for the comparable period of 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Net operating revenue increased 14.9% or $50.6 million to $390.2 million for the six months ended June 30, 2003, compared to the same period last year. The increase was primarily attributable to the acquisitions of Los Alamos Medical Center and Memorial Hospital of Martinsville and Henry County, which were completed in the second quarter of last year.

     Operating expenses totaled $325.7 million, or 83.5% of net operating revenue, for the six months ended June 30, 2003, compared to $275.7 million, or 81.2% of net operating revenue, for the comparable period of 2002. Salaries and benefits as a percentage of net operating revenue, increased to 38.5% from for the six months ended June 30, 2003 from 38.2% last year, primarily due to an increase in employed workers resulting from reductions in contract labor. Purchased services, as a percentage of net operating revenue, decreased to 9.4% for the six months ended June 30, 2003, compared to 10.4% for the comparable period of the prior year. This decrease is primarily attributable to reductions in contract labor and collection fees as our company was less reliant on outside collection consultants and staffing. Supplies increased to 12.5% of net operating revenue, for the six months ended June 30, 2003, compared to 11.8% for the comparable period of 2002, due primarily to the acquisitions of Memorial Hospital of Martinsville and Henry County and Los Alamos Medical Center. The provision for doubtful accounts increased to 9.0% of net operating revenue for the six months ended June 30, 2003 compared to 8.1% for the comparable period of 2002, primarily due to the increases in self-pay and uninsured patient volumes as a percent of total patient volumes and the corresponding effect of rate increases on those accounts.

The net revenues associated with those patients are generally recorded at gross charges, which are typically higher than what government programs and managed care plans pay. As a result, failure to receive payments from self-pay and uninsured patients results in higher provision for doubtful accounts as a percentage of net operating revenue. Other operating expenses increased as a percentage of net operating revenue to 12.9% from 11.4% in the prior year primarily due to increases in insurance costs and physician recruitment expenses. Rentals and leases were relatively unchanged as a percentage of net operating revenue for both periods.

     The increase in operating expenses as a percentage of net operating revenue described above resulted in a decrease in Adjusted EBITDA as a percentage of net operating revenue. Adjusted EBITDA was $64.5 million, or 16.5% of net operating revenue, for the six months ended June 30, 2003, compared to $63.9 million, or 18.8% of net operating revenue, for the comparable period of 2002.

     Depreciation and amortization expense was $18.8 million, or 4.8% of net operating revenue, for the six months ended June 30, compared to $16.3 million, or 4.8% of net operating revenue, for the comparable period of 2002. The increase in depreciation and amortization expense resulted primarily due to depreciation at the hospitals acquired in 2002.

     Interest expense increased to $12.6 million for the six months ended June 30, 2003, compared to $9.7 million for the comparable period of 2002, primarily due to higher average outstanding borrowings of our senior credit facility and the issuance of an aggregate principal amount of $200.0 million, 7 ½% Senior Subordinated Notes due 2013, offset by repurchases of a portion of our outstanding 4 ½% Convertible Subordinated Notes due 2005. The write-off of deferred loan costs associated with the repurchases, and the gain resulting from repurchasing a portion of the 4 ½% Convertible Subordinated Notes at a discount resulted in a net pre-tax loss on extinguishment of debt of $0.5 million during the six months ended June 20, 2003.

     Income before provision for income taxes was $32.5 million for the six months ended June 30, 2003, compared to $37.7 million for the comparable period of 2002, a decrease of $5.2 million or 13.8%, primarily due to the factors discussed above. Our provision for income taxes decreased to $13.0 million for the six months ended June 30, 2003, compared to $15.1 million for the comparable period of 2002, primarily due to the decrease in pre-tax income.

     As a result of the foregoing, our net income was $19.5 million, or 5.0% of net operating revenue, for the six months ended June 30, 2003, compared to $22.6 million, or 6.7% of net operating revenue for the comparable period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, we had working capital of $106.2 million, including cash and cash equivalents of $19.1 million compared to working capital of $105.3 million, including $14.4 million in cash and cash equivalents at December 31, 2002.

     Cash provided by operations was $55.2 million for the six months ended June 30, 2003, compared to $52.6 million last year, primarily due to improved cash collections as our average daily revenues were in accounts receivable an average of 54 days at June 30, 2003 which was down from 61 days at June 30, 2002. Cash used in investing activities was down significantly to $37.8 million for the six months ended June 30, 2003 from $197.8 million for the same period last year, primarily due to the purchases of Memorial Hospital of Martinsville and Henry County in May 2002, and Los Alamos Medical Center in June 2002. Net cash used in financing activities totaled $12.8 million for the six months ended June 30, 2003 compared to $128.9 million of net cash provided by financing activities during the same period last year. Last year’s net cash provided by financing activities was primarily a result of borrowings under our revolving credit facility to fund acquisitions.

     During the six months ended June 30, 2003, we received $194.2 million in net proceeds from the issuance of the 7 ½% Senior Subordinated Notes due 2013. We used the proceeds, along with existing cash, to repay all amounts outstanding on our senior credit facility ($114.3 million) and $69.0 million of our 4 ½% Convertible Notes due 2005. At June 30, 2003, we had $246.4 million (net of outstanding letters of credit) available for borrowing under our senior credit facility.

     We intend to acquire additional acute care facilities and are actively seeking out such acquisitions. There can be no assurance that we will not require additional debt or equity financing for any particular acquisition. Also, we continually review our capital needs and financing opportunities and may seek additional equity or debt financing for our acquisition program or other needs.

     On June 14, 2002, the Securities and Exchange Commission (“SEC”) declared effective our shelf registration statement on Form S-3 providing for the offer, from time to time, of common stock and debt securities, up to an aggregate of $300.0 million. Our issuance of the 7½% Senior Subordinated Notes in May 2003 was registered under the shelf registration statement, leaving capacity to register up to $100.0 million of additional securities. The shelf registration statement will enable us to raise funds from the offering of any individual securities covered by the shelf registration statement as well as any combination thereof, subject to market conditions and our capital needs.

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

CRITICAL ACCOUNTING POLICIES AND IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     A description of the accounting policies we consider critical to our business is contained in our Annual Report on Form 10-K for the year ended December 31, 2002. We have made no changes in those policies since year end.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

     Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% - 75% of our debt at a fixed rate, either by borrowings on a long-term basis or entering into an interest rate swap.

     At June 30, 2003, approximately all of our outstanding debt was effectively at fixed rates primarily due to repayments of all borrowings on our revolving line of credit during the quarter.

     During the quarter ended June 30, 2003, we terminated our previously existing interest rate swap contract. Subsequent to quarter end, we entered into an interest rate swap agreement which effectively converted, for a ten-year period, $100.0 million of the $200.0 million fixed-rate borrowings under our 7 ½% Senior Subordinated Notes due 2013 to floating-rate borrowings. We secured a LIBOR plus 2.79% floating interest rate over the term of the agreement. After giving effect to the interest rate swap agreement, approximately 78% of our debt was at fixed rates.

GENERAL

     The Medicare program accounted for approximately 38.8% and 41.9% of net patient revenue for the six months ended June 30, 2003 and 2002, respectively. The Medicaid programs accounted for approximately 11.2% and 12.5% of net patient revenue for the six months ended June 30, 2003 and 2002, respectively. The majority of payment rates under the Medicare program are now prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

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

FORWARD-LOOKING STATEMENTS

     Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change include, but are not limited to:

•	the highly competitive nature of the healthcare business;

•	the efforts of insurers, healthcare providers and others to contain healthcare costs;

•	the financial condition of managed care organizations that pay us for healthcare services;

•	possible changes in the levels and terms of reimbursement for our charges by government programs, including Medicare and Medicaid or other third-party payors;

•	changes in or failure to comply with federal, state or local laws and regulations affecting the healthcare industry;

•	the possible enactment of federal or state healthcare reform;

•	the departure of key members of our management;

•	claims and legal actions relating to professional liability;

•	our ability to implement successfully our acquisition and development strategy;

•	our ability to recruit and retain qualified personnel and physicians;

•	potential federal or state investigations;

•	fluctuations in the market value of our common stock or debt securities;

•	changes in accounting principles generally accepted in the United States or in our critical accounting policies;

•	changes in demographic, general economic and business conditions, both nationally and in the regions in which we operate;

•	changes in the availability, cost and terms of insurance coverage for our hospitals and physicians who practice at our hospitals; and

•	other risks described in this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the six months ended June 30, 2003, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2002. Our only derivative instrument relates to an interest rate swap agreement entered into subsequent to June 30, 2003. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks Associated with Financial Instruments.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a –
15(e) and 15d – 15(e). Based on their evaluation of such controls and procedures, our management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     There have been no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     On Thursday, May 1, 2003, we held our 2003 annual meeting of shareholders. At such meeting, the shareholders voted on the following two proposals:

     First, the shareholders voted on the election of seven nominees to the Board of Directors. The incumbent Board of Directors, consisting of Martin S. Rash, John M. Rutledge, Joseph P. Nolan, David L. Steffy, Winfield C. Dunn, Paul J. Feldstein and David R. Klock, determined that the size of the Board of Directors be set at seven members. The Board of Directors then nominated Martin S. Rash, John M. Rutledge, Joseph P. Nolan, David L. Steffy, Winfield C. Dunn, Paul J. Feldstein and David R. Klock, for election at such annual meeting to serve until the 2004 annual meeting of shareholders. The directors were elected by the following vote:

		Withhold
Name	For	Authority

Martin S. Rash	43,839,057	121,023
John M. Rutledge	43,837,534	122,546
Joseph P. Nolan	43,835,411	124,669
David L. Steffy	42,434,984	1,525,096
Winfield C. Dunn	42,532,458	1,427,622
Paul J. Feldstein	43,734,472	225,608
David R. Klock	42,433,334	1,526,746

     Second, the shareholders voted to approve the appointment of Ernst & Young LLP as independent auditors of our company and its subsidiaries for the fiscal year ending December 31, 2003. At the annual meeting, the shareholders voted to ratify the appointment of Ernst & Young LLP, with 43,347,070 votes for, 594,864 votes against and 18,146 abstentions.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000 (a)

Exhibit
Number	Description of Exhibits

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on May 22, 2002 (b)

3.3	Amended and Restated Bylaws of Province Healthcare Company (c)

4.1	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association (*)

4.2	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee, with respect to the issuance of 7 ½% Senior Subordinated Notes due 2013 (*)

10.1	Third Amendment to Credit Agreement and Consent, dated May 27, 2003, among Province Healthcare Company, Wachovia Bank, National Association, as Agent, and various parties thereto (*)

10.2	Fourth Amendment to Credit Agreement and Consent, dated June 30, 2003, among Province Healthcare Company, Wachovia Bank, National Association, as Agent, and various parties thereto (*)

31.1	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(a)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2000, Commission File No. 0-23639.

(b)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3/A, filed on June 11, 2002, Registration Number 333-86578.

(c)	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, filed on December 12, 2002, Commission File No. 0-23639.

*	Filed herewith

(b)	Reports on Form 8-K

     During the three months ended June 30, 2002, we filed or furnished the following reports on Form 8-K:

(i)	Form 8-K, filed on April 4, 2003, with respect to the announcement of an amendment to our $250 million senior credit facility.

(ii)	Form 8-K, furnished on April 28, 2003, with respect to the announcement of our financial results for the first quarter of 2003.

(iii)	Form 8-K, filed on May 29, 2003, with respect to the completion of the public offering of our 7 ½% Senior Subordinated Notes due 2013.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVINCE HEALTHCARE COMPANY

Date: August 8, 2003	By:	/s/ Brenda B. Rector

Brenda B. Rector
Vice President and Controller