Form 10-Q
period 2003-09-30
PROVINCE HEALTHCARE CO
filed 2003-11-10
CIK 1044942

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

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
Yes ☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒   No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at November 1, 2003 48,729,834 shares

ITEM 1. FINANCIAL STATEMENTS

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$38,804	$14,417
Accounts receivable, less allowance for doubtful accounts of $62,173 in 2003 and $68,158 in 2002	114,378	117,431
Inventories	19,131	19,835
Prepaid expenses and other	15,710	14,071

	188,023	165,754
Property and equipment, net	463,949	447,379
Goodwill	318,014	319,390
Unallocated purchase price	3,247	466
Other assets	40,435	38,722

	$1,013,668	$971,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,680	$20,162
Accrued salaries and benefits	25,903	25,380
Accrued expenses	25,701	13,198
Current portion of long-term debt	1,724	1,668

	71,008	60,408
Long-term debt, less current portion	451,546	461,576
Other liabilities	44,577	33,913
Minority interests	2,726	2,612

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock — $0.01 par value; 150,000,000 shares authorized at September 30, 2003 and December 31, 2002, issued and outstanding 48,734,607 shares and 48,581,549 shares at September 30, 2003 and December 31, 2002, respectively	487	486
Additional paid-in-capital	305,457	304,102
Retained earnings	138,886	109,567
Accumulated other comprehensive loss	(1,019)	(953)

Total stockholders’ equity	443,811	413,202

	$1,013,668	$971,711

See accompanying notes

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,

	2003	2002

Revenue:
Net patient service revenue	$189,091	$178,111
Other	6,338	5,851

Net operating revenue	195,429	183,962

Expenses:
Salaries, wages and benefits	71,109	72,115
Purchased services	18,038	19,305
Supplies	24,738	23,396
Provision for doubtful accounts	20,008	14,042
Other operating expenses	25,827	21,576
Rentals and leases	2,385	2,165
Depreciation and amortization	9,738	9,419
Interest expense	7,097	6,218
Minority interests	52	16
Loss on sale of assets	82	—
Loss on early extinguishment of debt	10	—

Total expenses	179,084	168,252

Income before provision for income taxes	16,345	15,710
Income taxes	6,538	6,284

Net income	$9,807	$9,426

Net income per common share (Note 7):
Basic	$0.20	$0.19

Diluted	$0.20	$0.19

See accompanying notes

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,

	2003	2002

Revenue:
Net patient service revenue	$566,298	$506,125
Other	19,344	17,438

Net operating revenue	585,642	523,563

Expenses:
Salaries, wages and benefits	221,379	201,743
Purchased services	54,699	54,605
Supplies	73,344	63,606
Provision for doubtful accounts	54,991	41,533
Other operating expenses	76,120	60,275
Rentals and leases	7,241	6,518
Depreciation and amortization	28,515	25,751
Interest expense	19,716	15,959
Minority interests	201	72
Loss on sale of assets	85	53
Loss on early extinguishment of debt	486	—

Total expenses	536,777	470,115

Income before provision for income taxes	48,865	53,448
Income taxes	19,546	21,379

Net income	$29,319	$32,069

Net income per common share (Note 7):
Basic	$0.60	$0.67

Diluted	$0.60	$0.64

See accompanying notes

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$29,319	$32,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,515	25,751
Deferred income taxes	3,469	1,840
Provision for professional liability	4,806	5,403
Loss on early extinguishment of debt	486	—
Loss on sale of assets	85	53
Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	4,068	(2,480)
Inventories	637	(1,311)
Prepaid expenses and other	1,968	4,322
Accounts payable and accrued expenses	10,021	8,488
Accrued salaries and benefits	523	(1,873)
Other	6,173	2,973

Net cash provided by operating activities	90,070	75,235
Cash flows from investing activities:
Purchase of property and equipment	(44,406)	(36,109)
Purchase of hospitals and healthcare entities	(3,247)	(171,707)

Net cash used in investing activities	(47,653)	(207,816)
Cash flows from financing activities:
Proceeds from long-term debt	194,199	134,355
Repayments of debts	(213,585)	(39,451)
Issuance of common stock	1,356	10,505

Net cash (used in) provided by financing activities	(18,030)	105,409

Increase (decrease) in cash and cash equivalents	24,387	(27,172)
Cash and cash equivalents at beginning of period	14,417	39,375

Cash and cash equivalents at end of period	$38,804	$12,203

Interest payments	$10,603	$10,323
Income taxes (refund) received, net	$(7,013)	$(6,998)

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

     Other

     In May 2003, the Company acquired a radiology and laboratory business in Elko, Nevada, where the Company operates Northeastern Nevada Regional Hospital, for approximately $3.2 million. The purchase price is not yet allocated, pending the Company’s receipt of a final appraisal of the healthcare business.

     The operating results of the hospitals and healthcare business acquired in 2002 and 2003 have been included in the accompanying condensed consolidated statements of income from the respective dates of acquisition.

4. GOODWILL AND INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if certain indicators arise. The Company performed its annual impairment test on October 1, 2002. The results of the tests had no effect on the operations or financial position of the Company. The Company currently is not aware of any impairment indicators at September 30, 2003.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

     The Company has other intangible assets, net of accumulated amortization, of $1.2 million as of September 30, 2003, which are included in “other assets” on the condensed consolidated balance sheet. The intangible assets relate primarily to non-compete agreements and are amortized over two (2) years.

5. LONG-TERM DEBT

     In May 2003, the Company completed its public offering of $200.0 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2013 at par. Net proceeds of the offering totaling $194.2 million were used to repay $114.3 million in existing borrowings under our senior credit facility and to repurchase approximately $69.0 million of the Company’s 4 1/2% Convertible Subordinated Notes due 2005 through privately negotiated transactions. The Company recorded a $486,000 pretax loss associated with the early extinguishment of debt related to this repurchase. During May and June 2003, the Company amended its senior credit facility to (i) add additional hospitals as collateral security, (ii) obtain consent for various transactions, including the issuance of $200.0 million of Senior Subordinated Notes due 2013 and repurchase of a portion of the outstanding 4 1/2% Convertible Subordinated Notes due 2005, (iii) increase the flexibility of certain investment covenants, and (iv) increase the amount available on its revolving line of credit to $250.0 million from $209.7 million.

     In July, the Company repurchased an additional $5.0 million of the outstanding 4 1/2% Convertible Subordinated Notes due 2005, bringing total repurchases to $74.0 million and reducing the outstanding principal balance of such Notes to $76.0 million. An insignificant loss was recorded in the third quarter of 2003 related to this repurchase.

     During the second quarter of 2003, the Company terminated its previously existing interest rate swap contract at fair value, which was recorded as a liability on the balance sheet. The loss on the termination was not considered material. During the third quarter of 2003, the Company entered into an interest rate swap agreement which effectively converted, for a ten-year period, $100.0 million of the $200.0 million fixed-rate borrowings under its 7 1/2% Senior Subordinated Notes due 2013 to floating rate borrowings. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The Company anticipates that the counterparty will fully satisfy its obligations under the contract.

     The Company entered into an interest rate swap agreement in July 2003, which effectively converted for a ten-year period $100.0 million of the $200.0 million fixed-rate borrowings under the 7 1/2% Senior Subordinated Notes due 2013 to floating-rate borrowings. The Company secured a LIBOR plus 2.79% floating interest rate over the term of the interest

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

rate swap agreement. In accordance with the provisions of SFAS No. 133, the Company designated its interest rate swap agreement as a fair value hedge.

6. COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$9,807	$9,426	$29,319	$32,069
Net change in fair value of interest rate swap	130	(177)	(65)	4

Comprehensive income	$9,937	$9,249	$29,254	$32,073

The net change in fair value of the interest rate swap is included in retained earnings on the condensed consolidated balance sheets.

7. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net income	$9,807	$9,426	$29,319	$32,069
Add convertible notes interest net of tax	—	—	—	7,302

Adjusted net income	$9,807	$9,426	$29,319	$39,371

Denominator:
Denominator for basic income per share — Weighted-average shares	48,729	48,544	48,681	48,002
Effective of dilutive securities — Employee stock options	910	1,063	462	1,523
Convertible notes	—	—	—	11,899

Denominator for diluted income per share — Adjusted weighted-average shares	49,639	49,607	49,143	61,424

Basic net income per share	$0.20	$0.19	$0.60	$0.67

Diluted net income per share	$0.20	$0.19	$0.60	$0.64

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

     The add-back of the interest and potential issuance of shares related to the convertible notes was not included in the computation for the three and nine months ended September 30, 2003, and the three months ended September 30, 2002, because the effect would have been anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income – as reported	$9,807	$9,426	$29,319	$32,069
Less stock-based compensation expense determined under a fair value method, net of income taxes	(1,161)	(1,096)	(3,328)	(10,183)

Pro forma net income	$8,646	$8,330	$25,991	$21,886

Basic earnings per share
As reported	$0.20	$0.19	$0.60	$0.67
Pro forma	$0.18	$0.17	$0.53	$0.46
Diluted earnings per share
As reported	$0.20	$0.19	$0.60	$0.64
Pro forma	$0.17	$0.17	$0.53	$0.44

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

     The weighted average fair values of the Company’s stock options granted during the three months ended September 30, 2003 and 2002 and nine months ended September 30, 2003 and 2002 were $5.76, $9.85, $3.94 and $9.79, respectively. The fair values were estimated at the date of grant using a Black-Scholes option valuation model based on the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Risk-free interest rate	3.0%	3.3%	2.4%	4.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	59.4%	59.4%	63.6%	59.4%
Expected life (in years)	4.0	5.0	4.0	3.8

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

9. COMMITMENTS AND CONTINGENCIES

     Management continually evaluates contingencies based on the best available evidence and believes that adequate provision for losses has been provided to the extent necessary. In the opinion of management, the ultimate resolution of the following contingencies will not have a material effect on the Company’s results of operations or financial position.

     Commitments

     Subsequent to quarter end, the Company began construction of a new 41-bed hospital facility in Bluffton, South Carolina, which is expected to be completed in the first quarter of 2005. The total cost of this facility is expected to approximate $32.0 million, with the majority funded during 2004.

     General and Professional Liability Risks

     Effective January 1, 2003, the Company increased its self-insurance retention related to general and professional liability risks to $5.0 million. The 2003 policy provides coverage up to $50.0 million for claims incurred during the annual policy term.

     The Company estimates its self-insured retention portion of the malpractice risks using historical claims data, demographic factors, severity factors and other actuarial assumptions. The Company maintains a reserve for the anticipated claims within its deductible and self-insured retentions. The reserve for general and professional liability risks is included in “other liabilities” on the condensed consolidated balance sheet.

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

     Net Patient Service Revenue

     Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the consolidated statements of income in the period in which revisions are made, and resulted in an increase in net patient service revenue of approximately $2.8 million and $1.2 million the three month periods ended September 30, 2003 and 2002, respectively; and $3.6 million and $1.3 million for the nine month periods ended September 30, 2003 and 2002, respectively.

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46, as amended, must be applied for the first interim or annual period after December 15, 2003. The Company does not expect this new interpretation to have a material effect on its future results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following along with the Condensed Consolidated Financial Statements and accompanying notes.

OVERVIEW

     We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of September 30, 2003, we owned or leased 20 general acute care hospitals in 13 states with a total of 2,281 licensed beds, and managed 37 hospitals in 14 states, with a total of 3,043 licensed beds.

     Our owned and leased hospitals accounted for 98.0% and 98.1% of our net operating revenue in the three months ended September 30, 2003 and 2002, respectively.

IMPACT OF ACQUISITIONS

     An integral part of our strategy is to acquire non-urban acute care hospitals. Because of the relatively small number of owned and leased hospitals, each hospital acquisition can materially affect our overall operating performance. Upon the acquisition of a hospital, we typically take a number of steps to lower operating costs. The impact of such actions may be offset by cost increases to expand services, strengthen medical staff and improve market position. The benefits of these investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly-acquired hospital may adversely affect overall operating margins in the near term. As we make additional hospital acquisitions, we expect that this effect will be mitigated by the expanded financial base of existing hospitals and the allocation of corporate overhead among a larger number of hospitals. We also may divest certain hospitals in the future, if we determine a hospital no longer fits within our strategy.

RESULTS OF OPERATIONS

Operating Results Summary

     The following are comparative summaries of results from operations for the three months and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended September 30,

	2003		2002

		% of		% of	% Change
	Amount	Revenues	Amount	Revenues	from prior year

Revenue:
Net patient service revenue	$189,091		$178,111
Other	6,338		5,851

Net operating revenue	195,429	100.0%	183,962	100.0%	6.2%
Expenses:
Salaries, wages and benefits	71,109	36.4	72,115	39.2
Purchases services	18,038	9.2	19,305	10.5
Supplies	24,738	12.7	23,396	12.7
Provision for doubtful accounts	20,008	10.2	14,042	7.6
Other operating expenses	25,827	13.2	21,576	11.8
Rentals and leases	2,385	1.2	2,165	1.2
Depreciation and amortization	9,738	5.1	9,419	5.1
Interest expense	7,097	3.6	6,218	3.4
Minority interests	52	—	16	—
Loss on sale of assets	82	—	—	—
Loss on early extinguishment	10	—	—	—

Income before provision for income taxes	16,345	8.4	15,710	8.5	4.0%
Income taxes	6,538	3.4	6,284	3.4

Net income	$9,807	5.0%	$9,426	5.1%	4.0%

Net income per common share:
Basic	$0.20		$0.19

Diluted	$0.20		$0.19

	Nine Months Ended September 30,

	2003		2002

		% of		% of	% Change
	Amount	Revenues	Amount	Revenues	from prior year

Revenue:
Net patient service revenue	$566,298		$506,125
Other	19,344		17,438

Net operating revenue	585,642	100.0%	523,563	100.0%	11.9%
Expenses:
Salaries, wages and benefits	221,379	37.8	201,743	38.5
Purchases services	54,699	9.3	54,605	10.4
Supplies	73,344	12.5	63,606	12.1
Provision for doubtful accounts	54,991	9.4	41,533	7.9
Other operating expenses	76,120	13.1	60,275	11.7
Rentals and leases	7,241	1.2	6,518	1.2
Depreciation and amortization	28,515	4.9	25,751	4.9
Interest expense	19,716	3.5	15,959	3.1
Minority interests	201	—	72	—
Loss on sale of assets	85	—	53	—
Loss on early extinguishment of debt	486	—	—	—

Income before provision for income taxes	48,865	8.3	53,448	10.2	(8.6%)
Income taxes	19,546	3.3	21,379	4.1

Net income	$29,319	5.0%	$32,069	6.1%	(8.6%)

Net income per common share:
Basic	$0.60		$0.67

Diluted	$0.60		$0.64

	Three Months Ended September 30,

	2003	2002	% Change

Consolidated Hospitals:
Number of hospitals at end of period	20	20	—%
Licensed beds at end of period (a)	2,281	2,315	(1.5)
Beds in service at end of period	1,993	1,905	4.6
Net patient service revenue (in thousands)	$189,091	$178,111	6.2
Admissions (b)	18,683	18,584	0.5
Adjusted admissions (c)	34,284	33,520	2.3
Patient days (d)	76,084	77,738	(2.1)
Adjusted patient days (e)	139,634	140,250	(0.4)
Average length of stay (days) (f)	4.1	4.2	(2.4)
Gross revenue (in thousands) (g):
Inpatient	$228,966	$213,510	7.2
Outpatient	191,130	171,600	11.4

	$420,096	$385,110	9.1%

Same Hospitals (h):
Number of hospitals at end of period	20	20	—%
Licensed beds at end of period (a)	2,281	2,315	(1.5)
Beds in service at end of period	1,993	1,905	4.6
Net patient service revenue (in thousands)	$189,091	$178,111	6.2
Admissions (b)	18,683	18,584	0.5
Adjusted admissions (c)	34,284	33,520	2.3
Patient days (d)	76,084	77,738	(2.1)
Adjusted patient days (e)	139,634	140,250	(0.4)
Average length of stay (days) (f)	4.1	4.2	(2.4)
Gross revenue (in thousands) (g):
Inpatient	$228,966	$213,510	7.2
Outpatient	191,130	171,600	11.4

	$420,096	$385,110	9.1%

See footnotes following next table

	Nine Months Ended September 30,

	2003	2002	% Change

Consolidated Hospitals:
Number of hospitals at end of period	20	20	—%
Licensed beds at end of period (a)	2,281	2,315	(1.5)
Beds in service at end of period	1,993	1,905	4.6
Net patient service revenue (in thousands)	$566,298	$506,125	11.9
Admissions (b)	56,971	54,432	4.7
Adjusted admissions (c)	102,477	93,773	9.3
Patient days (d)	238,340	234,492	1.6
Adjusted patient days (e)	428,648	403,590	6.2
Average length of stay (days) (f)	4.2	4.3	(2.3)
Gross revenue (in thousands) (g):
Inpatient	$705,158	$633,588	11.3
Outpatient	563,273	457,010	23.3

	$1,268,431	$1,090,598	16.3%

Same Hospitals (h):
Number of hospitals at end of period	20	20	—%
Licensed beds at end of period (a)	2,281	2,315	(1.5)
Beds in service at end of period	1,993	1,905	4.6
Net patient service revenue (in thousands)	$502,347	$488,904	2.7
Admissions (b)	52,546	53,019	(0.9)
Adjusted admissions (c)	92,655	90,833	2.0
Patient days (d)	219,025	228,602	(4.2)
Adjusted patient days (e)	386,040	391,263	(1.3)
Average length of stay (days) (f)	4.2	4.3	(2.3)
Gross revenue (in thousands) (g):
Inpatient	$658,757	$621,281	6.0
Outpatient	502,448	442,363	13.6

	$1,161,205	$1,063,644	9.2%

(a)	Beds for which a hospital has been granted approval to operate from the applicable state licensing agency.

(b)	Represents the total number of patients admitted (in a facility for a period in excess of 23 hours) and used by management and investors as a general measure of inpatient volume.

(c)	Used by management and investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted admissions computation equates outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(d)	Represents the total number of days the patients who are admitted stay in our hospitals.

(e)	Used by management and investors as a general measure of combined inpatient and outpatient volume. Adjusted patient days are computed by multiplying patient days (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted patient days computation equates outpatient revenue to the volume measure (patient days) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(f)	The average number of days admitted patients stay in our hospitals.

(g)	Represents revenues prior to reductions for discounts and contractual allowances.

(h)	Same hospital information includes the operations of only those hospitals which were owned or leased during both entire periods presented. Consolidated and same hospital amounts are equal for the three-month periods ended September 30, 2003 and 2002, because there was no change in the number of hospitals owned or leased since the beginning of the three months ended September 30, 2002.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Net operating revenue increased 6.2% or $11.4 million to $195.4 million for the three months ended September 30, 2003, compared to the same period last year. The increase was primarily attributable to a 3.8% increase in same hospital net revenue per adjusted admissions and a 2.3% increase in adjusted admissions. Net operating revenue also includes adjustments to estimated third party payor settlements.

     Salaries, wages and benefits as a percentage of net operating revenue, decreased to 36.4% from 39.2%, primarily due to continued implementation of our flexible staffing standards, which effectively matches labor with hospital volume trends, and to containment of our employee benefit expenses.

     Purchased services, as a percentage of net operating revenue, decreased to 9.2% for the three months ended September 30, 2003, compared to 10.5% for the comparable period of the prior year. This decrease is primarily attributable to reductions in contract labor and collection fees as our company was less reliant on outside collection consultants and staffing.

     Supplies remained at 12.7% of net operating revenue for the three months ended September 30, 2003, compared to the same period of 2002.

     The provision for doubtful accounts increased to 10.2% of net operating revenue for the three months ended September 30, 2003 compared to 7.6% for the comparable period of 2002, primarily due to increases in self-pay and uninsured patient volumes as a percentage of total patient volumes, and the corresponding effect of rate increases on those accounts. The net revenues associated with those patients are generally recorded at gross charges, which are typically higher than what government programs and managed care plans pay. As a result, failure to receive payments from self-pay and uninsured patients results in higher provision for doubtful accounts as a percentage of net operating revenue. The provision for doubtful accounts is expected to remain in the range of 10% of net operating revenue through the first half of 2004.

     Other operating expenses increased as a percentage of net operating revenue to 13.2% from 11.8% in the prior year primarily due to increases in insurance costs and physician recruitment expenses.

     Rentals and leases were unchanged as a percentage of net operating revenue for both periods.

     Depreciation and amortization expense increased $0.3 million to $9.7 million for the three months ended September 30, 2003 compared to the same period last year and remained at 5.1% of net operating revenue.

     Interest expense increased to $7.1 million for the three months ended September 30, 2003, compared to $6.2 million for the comparable period of 2002. The increase was primarily due to the May 27, 2003, issuance of $200.0 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2013, offset by repayments of outstanding borrowings on our senior bank credit facility, repurchases of a portion of our outstanding 4 1/2% Convertible Subordinated Notes due 2005 and entering into a $100.0 million fixed to floating interest rate swap agreement during the three months ended September 30, 2003.

     The provision for income taxes was $6.5 million for the three months ended September 30, 2003, compared to $6.3 million for the comparable period of 2002, primarily due to the increase in pre-tax income.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Net operating revenue increased 11.9% or $62.0 million to $585.6 million for the nine months ended September 30, 2003, compared to the same period last year. The increase was primarily attributable to the acquisitions of Los Alamos Medical Center and Memorial Hospital of Martinsville and Henry County, which were completed in the second quarter of last year. Net operating revenue also includes adjustments to estimated third party payor settlements.

     Salaries, wages and benefits as a percentage of net operating revenue, decreased to 37.8% from 38.5% for the nine months ended September 30, 2003 compared to the same period last year, primarily due to improvements resulting from implementation of our flexible staffing standards throughout our hospitals, which effectively matches labor with hospital volume trends, and to containment of our employee benefit expenses.

     Purchased services, as a percentage of net operating revenue, decreased to 9.3% for the nine months ended September 30, 2003, compared to 10.4% for the comparable period of the prior year. This decrease is primarily attributable to reductions in contract labor and collection fees as our Company was less reliant on outside collection consultants and staffing.

     Supplies increased to 12.5% of net operating revenue, for the nine months ended September 30, 2003, compared to 12.1% for the comparable period of 2002, due primarily to the acquisitions of Memorial Hospital of Martinsville and Henry County and Los Alamos Medical Center.

     The provision for doubtful accounts increased to 9.4% of net operating revenue for the nine months ended September 30, 2003 compared to 7.9% for the comparable period of 2002, primarily due to the increases in self-pay and uninsured patient volumes as a percent of total patient volumes and the corresponding effect of rate increases on those accounts. The net patient service revenues associated with those patients are generally recorded at gross charges, which are typically higher than what government programs and managed care plans pay. As a result, failure to receive payments from self-pay and uninsured patients results in a higher provision for doubtful accounts as a percentage of net operating revenue.

     Other operating expenses increased as a percentage of net operating revenue to 13.1% from 11.7% in the prior year primarily due to increases in insurance costs and physician recruitment expenses.

     Rentals and leases were relatively unchanged as a percentage of net operating revenue for both periods.

     Depreciation and amortization expense increased $2.7 million to $28.5 million, for the nine months ended September 30, 2003, compared to $25.8 million for the comparable period of 2002 and remained at 4.9% of net operating revenue. The increase in depreciation and amortization expense was primarily due to depreciation at the two hospitals acquired in 2002.

     Interest expense increased to $19.7 million for the nine months ended September 30, 2003, compared to $16.0 million for the comparable period of 2002, primarily due to the issuance of $200.0 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2013, offset by repayments of outstanding borrowings on our senior bank credit facility, repurchases of a portion of our outstanding 4 1/2% Convertible Subordinated Notes due 2005 and entering into a $100.0 million fixed to floating interest rate swap agreement during the third quarter of 2003.

     The write-off of deferred loan costs and the gain resulting from repurchasing a portion of the 4 1/2% Convertible Subordinated Notes at a discount resulted in a net pre-tax loss on extinguishment of debt of $0.5 million during the nine months ended September 30, 2003.

     The provision for income taxes decreased to $19.5 million for the nine months ended September 30, 2003, compared to $21.4 million for the comparable period of 2002, primarily due to the decrease in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, we had working capital of $117.0 million, including cash and cash equivalents of $38.8 million compared to working capital of $105.3 million, including $14.4 million in cash and cash equivalents at December 31, 2002.

     Cash provided by operations was $90.1 million for the nine months ended September 30, 2003, compared to $75.2 million for the same period last year, primarily due to improved cash collections. Our average daily revenues were in accounts receivable an average of 55 days at September 30, 2003, down from an average of 61 days at September 30, 2002. Cash used in investing activities was down significantly to $47.7 million for the nine months ended September 30, 2003, from $207.8 million for the same period last year, primarily due to the purchases of Memorial Hospital of Martinsville and Henry County in May 2002, and Los Alamos Medical Center in June 2002. Net cash used in financing activities totaled $18.0 million for the nine months ended September 30, 2003 compared to $105.4 million of net cash provided by financing activities during the same period last year. Last year’s net cash provided by financing activities primarily reflected borrowings under our revolving credit facility to fund acquisitions.

     During the nine months ended September 30, 2003, we received $194.2 million in net proceeds from the issuance of the 7 1/2% Senior Subordinated Notes due 2013. We used the proceeds, along with existing cash, to repay all amounts outstanding ($114.3 million) on our senior credit facility and to repurchase $74.0 million principal amount of our 4 1/2% Convertible Subordinated Notes due 2005. At September 30, 2003, we had $246.4 million (net of outstanding letters of credit) available for borrowing under our senior credit facility.

     In May 2003, the Board of Directors authorized the repurchase from time to time and subject to market conditions of our 4 1/2% Convertible Subordinated Notes in open market or privately negotiated transactions. Of the $150.0 million principal amount of the 2005 notes originally issued, we had repurchased $74.0 million principal amount through September 30, 2003. Additional repurchases, if any, will be made out of cash provided by operations.

     We intend to acquire additional acute care facilities and are actively seeking out such acquisitions. There can be no assurance that we will not require additional debt or equity financing for any particular acquisition. Also, we continually review our capital needs and financing opportunities and may seek additional equity or debt financing for our acquisition program or other needs.

     Our shelf registration statement on Form S-3, providing for the offer, from time to time, of common stock and debt securities up to an aggregate of $300.0 million, remains effective. Following the issuance of $200.0 million aggregate principal amount of our 7 1/2% Senior Subordinated Notes in May 2003, the shelf registration statement remains available for us to issue up to $100.0 million of additional securities, subject to market conditions and our capital needs.

     Capital expenditures for our owned and leased hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2003 of approximately $60.0 million, exclusive of any acquisitions of businesses or new hospital construction projects. Subsequent to the quarter end, we began construction of a new 41-bed hospital facility in Bluffton, South Carolina, which is expected to be completed in the first quarter of 2005. The total cost of this facility is expected to approximate $32.0 million, with the majority funded during 2004. Planned capital expenditures for 2003 consist principally of capital improvements to owned and leased hospitals. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility.

CRITICAL ACCOUNTING POLICIES AND IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     A description of the accounting policies we consider critical to our business is contained in our Annual Report on Form 10-K for the year ended December 31, 2002. We have made no changes in those policies since year end.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

     Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% – 75% of our debt at a fixed rate, either by borrowings on a long-term basis or entering into an interest rate swap.

     During the quarter ended September 30, 2003, we entered into an interest rate swap agreement which effectively converted, for a ten-year period, $100.0 million of the $200.0 million fixed-rate borrowings under our 7 1/2% Senior Subordinated Notes due 2013 to floating-rate borrowings. We secured a LIBOR plus 2.79% floating interest rate over the term of the agreement.

     After giving effect to the interest rate swap agreement, approximately 77% of our debt was at fixed rates as of September 30, 2003.

GENERAL

     The Medicare program accounted for approximately 38.0% and 46.2% of net patient revenue for the nine months ended September 30, 2003 and 2002, respectively. The decrease resulted from the impact of the two acquisitions made in 2002. The Medicaid programs accounted for approximately 11.4% and 12.1% of net patient revenue for the nine months ended September 30, 2003 and 2002, respectively. The majority of payment rates under the Medicare program are now prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the nine months ended September 30, 2003, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2002. Our only derivative instrument relates to an interest rate swap agreement entered into during the three months ended September 30, 2003. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks Associated with Financial Instruments.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on their evaluation of such controls and procedures, our management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000 (a)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on May 22, 2002 (b)
3.3	Amended and Restated Bylaws of Province Healthcare Company (c)
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certifications pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

(a)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2000, Commission File No. 0-23639.

(b)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3/A, filed on June 11, 2002, Registration Number 333-86578.

(c)	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, filed on December 12, 2002, Commission File No. 0-23639.

*	Filed herewith

**	Furnished herewith

(b)	Reports on Form 8-K During the three months ended September 30, 2003, we furnished the following report on Form 8-K:

(i)	Form 8-K, furnished on August 4, 2003, with respect to the announcement of our financial results for the second quarter of 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROVINCE HEALTHCARE COMPANY

Date: November 10, 2003	By:	/s/ Brenda B. Rector

Brenda B. Rector Vice President and Controller