Form 10-K
period 2003-12-31
PROVINCE HEALTHCARE CO
filed 2004-03-09
CIK 1044942

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to

Commission File Number 0-23639

PROVINCE HEALTHCARE COMPANY

(Exact Name of Registrant Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	62-1710772 (I.R.S. Employer Identification No.)

105 Westwood Place Suite 400 Brentwood, Tennessee (Address of Principal Executive Offices)	37027 (Zip Code)

(615) 370-1377
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value per share	New York Stock Exchange

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

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates on June 30, 2003 (the last business day of the Registrant’s second fiscal quarter) was $524,636,082 (based upon the closing price of $11.07 per share as reported on the New York Stock Exchange on such date).

     As of March 1, 2004,  48,718,856 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference under Part III of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

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

     Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission, as well as the discussion of risks and uncertainties described in Item 1 of this Report under the caption “Principal Risk Factors That May Affect Our Business and Results of Operations.” These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here also could affect us adversely. You are cautioned not to place undue reliance on such forward-looking statements when evaluating the information presented in this report. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PROVINCE HEALTHCARE COMPANY

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

ITEM 1. BUSINESS

Overview

     We own and operate acute care hospitals located in non-urban markets. We currently own or lease 20 general acute care hospitals in 13 states with a total of 2,273 licensed beds. Our objective is to be the primary provider of quality healthcare services in the selected non-urban markets that we serve. We target hospitals for acquisition that are the sole or a primary provider of healthcare in the non-urban communities that they serve. After acquiring a hospital, we implement a number of strategies designed to improve financial performance. These strategies include improving hospital operations, expanding the breadth of services and recruiting and retaining physicians to increase market share.

     On January 5, 2004, we signed a letter of intent to permit the Palm Beach Healthcare District to reacquire Glades General Hospital in Belle Glade, Florida. This transaction is expected to close in the first half of 2004. Pursuant to this plan of divestiture, the operations and non-cash impairment of assets charge related to this hospital are reported as “discontinued operations” and our consolidated financial statements and statistics for all prior periods set forth in this report have been adjusted to reflect this presentation. Accordingly, our company’s remaining 19 hospitals are now reported as “continuing operations” throughout the financial statements and statistics for all periods set forth in this report.

What We Do

     Our general acute care hospitals typically provide a full range of services commonly available in acute care hospitals, such as internal medicine, general surgery, cardiology, oncology, orthopedics, obstetrics, rehabilitation, subacute care, as well as diagnostic and emergency services. Our hospitals also generally provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy, home healthcare and physical therapy. In addition, certain of our general acute care hospitals have a limited number of licensed psychiatric beds. We provide capital resources and make available a variety of management services to our owned and leased hospitals. In addition, we provide management services to 36 primarily non-urban hospitals that we do not own or lease in 14 states with a total of 2,985 licensed beds. For the year ended December 31, 2003, our owned and leased hospitals accounted for 97.9% of our revenues from continuing operations.

The Non-Urban Healthcare Market

     According to 2000 U.S. Census Bureau statistics, over one-third of the people in the United States live in counties with a population of less than 150,000. In these non-urban areas, hospitals are typically the primary resource for healthcare services, and in many cases the local hospital is the only provider of acute hospital services. According to the Centers for Medicare and Medicaid Services, as of October 1, 2003, there were approximately 2,200 non-urban hospitals in the country. Of those, approximately 1,200 hospitals meet our acquisition criteria described below.

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

Business Strategy

     The key elements of our business strategy are to:

     Acquire Hospitals in Attractive Non-Urban Markets. We seek to acquire hospitals that are the sole or a primary provider of healthcare services in their markets and that present the opportunity to increase profitability and local market share. We believe that approximately 1,200 non-urban hospitals in the United States meet our acquisition criteria; however, we remain selective in our acquisition decisions.

     Improve Hospital Operations. Following the acquisition of a hospital, we augment local management with appropriate operational and financial managers and, where appropriate, install our standardized information system. Using demonstrated best practices, the local management team implements expense controls, manages staffing levels according to patient volumes, reduces supply costs by requiring strict compliance with our supply arrangements and often renegotiates vendor contracts. By implementing this strategy, we seek to improve operating performance at each of the hospitals we acquire.

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

     Recruit and Retain Physicians. We believe that recruiting physicians into local communities and retaining their services at our hospitals are key to increasing the quality of healthcare and breadth of available services. We work with the local hospital board, management and medical staff to determine the number and type of additional physicians needed in the community. Our Vice President of Medical Staff Development and his staff then assist the local management team and local hospital boards in identifying and recruiting specific physicians to the community to meet those needs. We added 106, 82 and 57 new physicians to our medical staffs during 2003, 2002 and 2001, respectively. Approximately 36% of the physicians added during the last three years have been primary care physicians and approximately 64% have been specialty-care physicians. In addition, we already have recruited 13 new physicians to join our hospital staffs in 2004 and 2005. We believe that expansion of services in our hospitals should assist in future physician recruiting efforts.

Acquisition Program

     We proactively identify acquisition targets and respond to requests for proposals from entities that are seeking to sell or lease hospitals. We identify attractive markets and hospitals and initiate meetings with hospital systems to discuss acquiring non-urban hospitals or operating them through a joint venture.

     We believe that it generally takes six to twelve months from a hospital owner’s decision to accept an offer until the consummation of a sale or lease of a hospital. After a potential acquisition has been identified, we undertake a systematic approach to evaluate and close the transaction. We begin the acquisition process with a thorough due diligence review of the target hospital and its community. We use our dedicated teams of experienced personnel to conduct a formalized review of all aspects of the target’s operations, including Medicare reimbursement, purchasing, fraud and abuse compliance, litigation, capital requirements and employment and environmental issues. During the course of our due diligence review, we prepare an operating plan for the target hospital, identify opportunities for operating efficiencies and physician recruiting needs, and assess productivity and management information systems. Throughout the process, we work closely with community leaders in order to enhance both the community’s understanding of our philosophy and abilities and our knowledge of the needs of the community.

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

     Each hospital management team is comprised of a chief executive officer, chief financial officer, chief nursing officer and in certain instances a chief operating officer. We believe that the quality of the local management team at each hospital is critical to the hospital’s success because the management team is responsible for implementing the elements of our operating plan. The operating plan is developed by the local management team in conjunction with our senior management team and sets forth revenue enhancement strategies and specific expense benchmarks. We have implemented a performance-based compensation program for each local management team based upon the achievement of the goals set forth in the operating plan.

     The local management team is responsible for the day-to-day operations of the hospitals. Our corporate staff provides support services to each hospital, including physician recruiting, corporate compliance, reimbursement advice, standardized information systems, human resources, accounting, cash management and other finance activities, as well as tax and risk management support. Financial controls are maintained through utilization of standardized policies and procedures. We promote communication among our hospitals so that local expertise and improvements can be shared throughout our network.

     To achieve the operating efficiencies set forth in the operating plan, we do the following:

•	evaluate existing hospital management;

•	adjust staffing levels according to patient volumes using best demonstrated practices by department;

•	where appropriate, install a standardized management information system;

•	capitalize on purchasing efficiencies and renegotiate certain vendor contracts; and

•	improve billing and collection policies and procedures.

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

Physician Retention

     We have implemented a number of procedures to help retain physicians at our hospitals. We have designated a Vice President of Medical Staff Development to oversee all aspects of physician recruiting and retention and to work with our hospital chief executive officers in recognizing and addressing physician issues. Additionally, our company has instituted an “early alert system” in every hospital to address physician concerns and to identify physicians that are at risk of leaving. We also have re-established a physician advisory council, which will serve as a direct conduit between physicians at our hospitals and our management.

Owned and Leased Hospitals

     We currently own or lease 20 general acute care hospitals in 13 states, with a total of 2,273 licensed beds. Of our 20 hospitals, 19 are the only providers of acute hospital services in their communities. The owned or leased hospitals, excluding Glades General Hospital, represented 97.9% of our revenues from continuing operations for the year ended December 31, 2003, compared to 97.8% for the year ended December 31, 2002, and 96.9% for the year ended December 31, 2001.

     On December 12, 2003, the City Council of Las Cruces, New Mexico and the Doña Ana County Commission selected our bid to purchase the 286-bed Memorial Medical Center in Las Cruces, New Mexico. This transaction is currently in the due diligence phase. On January 5, 2004, we signed a letter of intent to permit the Palm Beach Healthcare District to reacquire Glades General Hospital in Belle Glade, Florida. The Glades transaction is expected to close in the first half of 2004, subject to negotiation of definitive agreements, regulatory approval and satisfaction of closing conditions. We are also currently constructing a new 41-bed acute care hospital in Bluffton, South Carolina, which is expected to be completed by the first quarter of 2005 and a new 60-bed acute care hospital in Ft. Mojave, Arizona, which is expected to be completed in the second half of 2005. The Bluffton facility will be our first hospital in South Carolina.

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

     The following table sets forth certain information with respect to each of our owned or leased hospitals as of March 1, 2004.

	Licensed		Owned/	Date
Hospital	Beds		Leased	Acquired

Ashland Regional Medical Center Ashland, Pennsylvania	123	(1)	Owned	Aug. 2001
Bolivar Medical Center Cleveland, Mississippi	165	(2)	Leased	Apr. 2000
Colorado Plains Medical Center Fort Morgan, Colorado	50		Leased(3)	Dec. 1996
Colorado River Medical Center Needles, California	49		Leased(4)	Aug. 1997
Doctors’ Hospital of Opelousas Opelousas, Louisiana	165		Owned	Jun. 1999
Ennis Regional Medical Center Ennis, Texas	45		Leased(5)	Feb. 2000
Eunice Community Medical Center Eunice, Louisiana	72		Leased(6)	Feb. 1999
Glades General Hospital Belle Glade, Florida	73		Owned(7)	Apr. 1999
Havasu Regional Medical Center Lake Havasu City, Arizona	138		Owned	May 1998
Los Alamos Medical Center Los Alamos, New Mexico	47		Owned	Jun. 2002
Medical Center of Southern Indiana Charlestown, Indiana	96		Owned	Oct. 2001
Memorial Hospital of Martinsville and Henry County Martinsville, Virginia	237		Owned	May 2002
Minden Medical Center Minden, Louisiana	159		Owned	Oct. 1999

	Licensed	Owned/	Date
Hospital	Beds	Leased	Acquired

Northeastern Nevada Regional Hospital (8) Elko, Nevada	75	Owned	Jun. 1998
Palestine Regional Medical Center Palestine, Texas	249	Owned(9)	July 1996
Palo Verde Hospital Blythe, California	51	Leased(10)	Dec. 1996
Parkview Regional Hospital Mexia, Texas	59	Leased(11)	Dec. 1996
Starke Memorial Hospital Knox, Indiana	53	Leased(12)	Oct. 1996
Teche Regional Medical Center Morgan City, Louisiana	153	Leased(13)	Dec. 2001
Vaughan Regional Medical Center (14) Selma, Alabama	214	Owned	Oct. 2001

Total licensed beds	2,273

(1)	Includes 40 dually licensed skilled nursing and long-term care beds.

(2)	Includes 24 skilled nursing beds but excludes 35 long-term care beds. The lease expires in April 2040.

(3)	The lease expires in April 2014, and is subject to a five-year renewal term. We have a right of first refusal to purchase the hospital.

(4)	The lease expires in July 2012, and is subject to three five-year renewal terms. We have a right of first refusal to purchase the hospital.

(5)	The lease expires in February 2030, and is subject to three 10-year renewal terms at our option.

(6)	The lease expires in February 2009, and is subject to a five-year renewal at our option.

(7)	We have entered into a letter of intent to sell Glades General Hospital to the Palm Beach Health Care District. This transaction is expected to close in the first half of 2004.

(8)	This 75-bed, 125,000 square foot hospital replaced the 50-bed Elko General Hospital in September 2001.

(9)	The hospital is owned by a partnership in which a subsidiary of ours is the sole general partner, with a 1.0% general partnership interest, and another subsidiary of ours has a limited partnership interest of 96.35%, subject to an option by the other non-affiliated limited partner (which currently owns a 2.65% interest) to acquire up to 10% of the total limited partnership interests.

(10)	The lease expires in December 2012. We have the option to purchase the hospital at any time prior to termination of the lease, subject to regulatory approval.

(11)	The lease expires in January 2011, and is subject to two five-year renewal terms. We have a right of first refusal to purchase the hospital.

(12)	The lease expires in September 2016, and is subject to two ten-year renewal terms at our option. We have a right of first refusal to purchase the hospital.

(13)	The lease expires in December 2041.

(14)	We acquired Selma Regional Medical Center, formerly known as Selma Baptist Medical Center, located in Selma, Alabama, in July 2001. In October 2001, we acquired Vaughan Regional Medical Center, which is also located in Selma, Alabama, approximately four miles from Selma Baptist. In April 2002, we consolidated the operations of Selma Regional Medical Center with Vaughan Regional Medical Center, and formed one regional hospital with two campuses. Upon completion of the consolidation, we changed the name of Selma Regional Medical Center to Vaughan Regional Medical Center – Parkway Campus, and we changed the name of Vaughan Regional Medical Center to Vaughan Regional Medical Center – Dallas Avenue Campus.

     Ashland Regional Medical Center is a general acute care facility with 123 beds located in Ashland, Pennsylvania, approximately 110 miles northwest of Philadelphia, Pennsylvania. Ashland, Pennsylvania has a service area population of approximately 65,000. The nearest competitor of Ashland Regional Medical Center is Regional Medical Center in Pottsville, Pennsylvania, located 20 miles from Ashland.

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

     Eunice Community Medical Center is a 72-bed general acute care facility located in Eunice, Louisiana. Eunice, Louisiana is a community of approximately 20,000 people, located approximately 50 miles northwest of Lafayette. The total service area consisting of St. Landry Parish has a population of approximately 100,000. The hospital is located 21 miles from Opelousas General Hospital, a 133-bed facility, which we own. We must construct a replacement facility, currently expected to cost approximately $25.3 million, at such time as the hospital reaches pre-determined operating levels. The lease will terminate at the time the replacement facility commences operations. Eunice Community Medical Center competes with Savoy Medical Center located in Mamou, Louisiana, approximately 15 miles north of Eunice.

     Glades General Hospital is a 73-bed general acute care facility serving the residents of Western Palm Beach, Hendry and Glades counties and is located 45 miles west of West Palm Beach on the southeast corner of Lake Okeechobee. Belle Glade, Florida has a service area population of 36,000. The nearest competitor is Palms West, located 30 miles away in Loxahatchee, Florida. On January 5, 2004, we signed a letter of intent to permit the Palm Beach Healthcare District to reacquire the hospital. This transaction is expected to close in the first half of 2004.

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

     Memorial Hospital of Martinsville and Henry County is a 237-bed acute care facility located in Martinsville, Virginia. Martinsville, Virginia is located approximately 50 miles south of Roanoke, Virginia and has a service area population of approximately 100,000. Memorial Hospital is the only hospital in the county. Its nearest competitor is Danville Regional Medical Center in Danville, Virginia, which is located approximately 30 miles from Memorial Hospital of Martinsville and Henry County.

     Minden Medical Center is a 159-bed general acute care facility located in Minden, Louisiana. Minden, Louisiana is approximately 28 miles from Shreveport and has a service area population of approximately 64,000. The hospital’s nearest competitors are the Willis-Knight Medical Center and Bossier Medical Center, which are both located in Shreveport.

     Northeastern Nevada Regional Hospital, which opened in September 2001 as a replacement to Elko General Hospital, is a 75-bed general acute care facility located in Elko, Nevada. Elko, Nevada is located 237 miles west of Salt Lake City, Utah, 295 miles northeast of Reno and 475 miles north of Las Vegas. Elko County’s population is approximately 55,000, with the primary population base residing in the City of Elko. The nearest acute care hospital competitors are in Salt Lake City, Utah.

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

     Teche Regional Medical Center is a general acute care facility with 153 beds located in Morgan City, Louisiana, approximately 67 miles south of Baton Rouge, Louisiana. The hospital has a service area of approximately 82,000 people. Teche Regional Medical Center is the only acute care hospital in the community it serves. The hospital’s nearest competitor is Thibodeaux Regional Medical Center, located approximately 30 miles away in Thibodeaux, Louisiana.

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

Operating Statistics

     The following table sets forth certain operating statistics for our owned or leased hospitals classified as continuing operations for each of the periods presented.(1)

	Year Ended December 31,

	2003	2002	2001	2000	1999

Number of hospitals owned at end of period	19	19	18	13	13
Licensed beds at end of period(2)	2,189	2,207	2,063	1,253	1,209
Beds in service at end of period	1,933	1,933	1,839	1,168	1,126
Admissions(3)	72,630	69,107	52,053	44,194	29,867
Adjusted admissions(4)	131,557	120,990	86,198	76,358	52,164
Patient days(5)	307,195	299,138	227,596	204,550	148,691
Adjusted patient days(6)	556,331	523,307	376,539	352,999	259,513
Average length of stay (days)(7)	4.2	4.3	4.4	4.6	5.0
Net patient revenue (in thousands)	$735,841	$649,954	$480,627	$419,657	$299,250
Gross patient revenue (in thousands)(8)
Inpatient	$903,740	$799,358	$588,203	$482,773	$317,451
Outpatient	732,844	599,333	387,195	351,468	237,007

Total gross patient revenue	$1,636,584	$1,398,691	$975,398	$834,241	$554,458

(1)	All statistics have been restated to exclude the ownership and operations of Glades General Hospital, which is scheduled to be sold in the first half of 2004.

(2)	Beds for which a hospital has been granted approval to operate from the applicable state licensing agency.

(3)	Represents the total number of patients admitted (in a facility for a period in excess of 23 hours) and used by management and investors as a general measure of inpatient volume.

(4)	Used by management and investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted admissions computation equates outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(5)	Represents the total number of days the patients who are admitted stay in our hospitals.

(6)	Adjusted patient days are computed by multiplying patient days (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted patient days computation equates outpatient revenue to the volume measure (patient days) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(7)	The average number of days admitted patients stay in our hospitals.

(8)	Represents revenues prior to reductions for discounts and contractual allowances.

Sources of Revenue

     We receive payments for patient care from private insurance carriers, federal Medicare programs for elderly and disabled patients, health maintenance organizations, preferred provider organizations, state Medicaid programs, TriCare, and from employers and patients directly. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The approximate percentages of net patient revenue of our facilities (excluding Glades General Hospital) from these sources during the periods specified below were as follows:

	Year Ended December 31,

Source	2003	2002	2001

Medicare	38.5%	45.4%	39.6%
Medicaid	10.3	11.3	9.0
Other	51.2	43.3	51.4

Total	100.0%	100.0%	100.0%

Management Information Systems

     Following the acquisition of a hospital, we implement our systematic procedures to improve the hospital’s operating and financial performance. In many cases, one of our first steps is to convert the newly-acquired hospital to our broad-based management information system. Our hospital management information system contains the primary software required to run an entire hospital, bundled into one software package. This software generally includes features such as a general ledger, patient accounting, billing, accounts receivable, payroll, accounts payable and pharmacy. Our goal is to convert an acquired hospital to our management information system within 60 days from the date of the acquisition.

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

Management and Professional Services

     Brim Healthcare, Inc., a wholly owned subsidiary, provides management services to 36 primarily non-urban hospitals in 14 states with a total of 2,985 licensed beds. These services are provided for a fixed monthly fee under three to seven-year contracts. Brim Healthcare, Inc. generally provides a chief executive officer, who is an employee of Brim Healthcare, Inc., and also may provide a chief financial officer. Brim Healthcare, Inc. typically does not employ other hospital personnel. Management services typically are limited to strategic planning, operational consulting and assistance with Joint Commission on Accreditation of Healthcare Organizations accreditation and compliance. To further promote compliance, Brim Healthcare, Inc. requires that each of the hospitals that it manages have a compliance officer. In addition, to assist hospitals and community healthcare, Brim Healthcare, Inc. sometimes establishes regional provider networks. This subsidiary represented 2.1% of revenues from continuing operations for the year ended December 31, 2003 and 2.2% of revenues from continuing operations for the year ended December 31, 2002.

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

     One of the most significant factors in the competitive position of a hospital is the number and quality of physicians affiliated with the hospital. Although physicians may at any time terminate their affiliation with a hospital that we operate, our hospitals seek to retain physicians of varied specialties on the hospitals’ medical staffs and to recruit other qualified physicians through our in-house recruiting department overseen by our Vice President of Medical Staff Development and his staff. We believe the key reasons physicians refer patients to a hospital are the quality of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of the hospital’s facilities, equipment and employees. Accordingly, we strive to maintain high ethical and professional standards and quality facilities, equipment, employees and services for physicians and their patients.

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

     State certificate of need laws, which place limitations on a hospital’s ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Five states in which we operate, Alabama, Florida, Mississippi, Nevada and Virginia currently have certificate of need laws. The application process for approval of covered services, facilities, changes in operations and capital expenditures is, therefore, highly competitive. In those states that have no certificate of need laws or that set relatively high thresholds before expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending may be more prevalent. We have not experienced, and do not expect to experience, any material adverse effects from state certificate of need requirements or from the imposition, elimination or relaxation of such requirements. See “Item 1. Business - Healthcare Regulation and Licensing.”

     We, and the healthcare industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs, strong competition for patients and a slow growth in reimbursement rates by both private and government payors. As both private and government payors reduce the scope of what may be reimbursed and reduce reimbursement levels for what is covered, federal and state efforts to reform the healthcare system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payors may require changes in our facilities, equipment, personnel, rates and/or services in the future.

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

Properties

     In addition to real estate associated with our owned and leased hospitals, we lease approximately 43,508 square feet of office space for our corporate headquarters in Brentwood, Tennessee under a ten-year lease that expires on December 31, 2013 and contains customary terms and conditions. See “Item 1. Business - Owned and Leased Hospitals.”

Employees and Medical Staff

     As of March 1, 2004, we had 5,848 “full-time equivalent” employees, including 86 corporate personnel and 81 management company personnel. The remaining employees, most of whom are nurses and office personnel, work at the hospitals. We consider relations with our employees to be good. Approximately 5.9% of our employees are represented by unions.

     We typically do not employ physicians; however, as of March 1, 2004, we employed 17 practicing physicians. Certain of our hospital services, including emergency room coverage, radiology, pathology and anesthesiology services, are provided through independent contractor arrangements with physicians.

Environmental Matters

     We are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Our healthcare operations generate medical waste, such as pharmaceuticals, biological materials and disposable medical instruments, that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations, as well as our purchases and sales of facilities, also are subject to various other environmental laws, rules and regulations. We do not expect that we will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect our capital expenditures, earnings or competitive position. Environmental regulations also may apply when we renovate or refurbish hospitals, particularly older facilities. While these requirements may impose some additional costs for such improvements, we do not expect these amounts to be material.

Government Reimbursement

Medicare/Medicaid Reimbursement

     For the year ended December 31, 2003, approximately 38.5% and 10.3% of our net patient revenue from continuing operations resulted from Medicare and Medicaid payments, respectively. The Medicare program pays hospitals on a prospective payment system for acute inpatient services. Under this prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the patient’s final diagnosis. These payments do not take into consideration a specific hospital’s costs, but instead are set national rates adjusted for area wage differentials and case-mix index. Certain sub-acute inpatient services, which historically were reimbursed on a hospital's costs, are currently being converted by Medicare to a prospective payment system. Rehabilitation sub-acute services were converted to a prospective payment system for cost report periods beginning on or after January 1, 2002. This system is similar to the acute inpatient system because it pays a rate based on the type of discharge. Skilled nursing sub-acute services are paid based on a prospective per diem, which is also tied to the patient’s needs and condition. Psychiatric sub-acute services are also transitioning to a prospective payment system. With respect to implementations of the proposed prospective payment system for psychiatric services, the Centers for Medicare and Medicaid Services is proposing a three-year transition period starting with the cost reporting period beginning on or after April 1, 2004. For these three years, CMS is proposing a blended payment. The prospective payment for this first transition period would consist of 75% based on the current cost-based reimbursement system and 25% on the proposed federal prospective payment rate. In the second year, the split will be 50% each and in the third year the split will be 25% based on the current cost-based system and 75% prospective payment system. For cost reporting periods beginning on or after July 1, 2007, the prospective payment federal rate percentage will be 100%.

     For several years, the percentage increases to the prospective payment rates have been lower than the percentage increases in the cost of goods and services purchased by general hospitals. The index used to adjust payment rates is based on a price proxy, known as the hospital market basket index, reduced by Congressionally-mandated reduction factors. For fiscal year 2003, the hospital market basket index was rebased and revised based on 1997 data. Acute care hospitals received Medicare payment rate increases for inpatient services based upon the full market basket increase in federal fiscal year 2004. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Prescription Drug Act”). The Medicare Prescription Drug Act provides for changes in Medicare reimbursement for hospitals. For example, the Medicare Prescription Drug Act requires all acute care hospitals to participate in CMS’s quality-of-care National Voluntary Hospital Reporting Initiative in order to receive the full market basket increase in fiscal year 2005 through 2007. Those acute care hospitals that fail to participate in CMS’s quality-of-care National Voluntary Reporting Initiative will receive a lesser increase in Medicare reimbursement equal to the market basket update minus 0.4 percent.

     Many of our hospitals receive an add-on to the Medicare DRG payment for providing care to indigent patients. This add-on is referred to as the disproportionate share adjustment. Section 402 of the Medicare Prescription Drug Act increases the cap on the disproportionate share adjustment from 5.25% to 12% for rural hospitals. This increase in the cap will be effective April 1, 2004. We currently have eight hospitals that will benefit from this change.

     Approximately 71% (labor share) of the Medicare DRG payment is adjusted by the hospital’s wage index. The wage index compares the cost of labor in the hospital’s market compared to the national average. For those hospitals with wage indices over 1.00, the labor share is increased and, for those hospitals with wage indices under 1.00, the labor share is reduced. Section 403 of the Medicare DRG bill reduces the labor share to 62% of the DRG payment for those hospitals with wage indices below 1.00. We currently have fifteen hospitals that will benefit from this change.

     Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. The Balanced Budget Act of 1997 mandated the implementation of the prospective payment system for Medicare outpatient services. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications. Each Ambulatory Payment Classification represents a bundle of outpatient services, and each Ambulatory Payment Classification has been assigned a fully prospective reimbursement rate. On November 7, 2003, the Centers for Medicare and Medicaid Services published the final rule establishing the calendar year 2004 conversion factor and revisions to Ambulatory Payment Classifications for hospital outpatient services. The 2004 conversion factor was increased by 3.4%, the full market basket for fiscal year 2004. The Medicare Prescription Drug Act extends for two years special payments to small rural hospitals with 100 or fewer beds to ensure that they are paid at least as much under the outpatient prospective payment system as they had been paid under the prior cost-based system. These special payments were first authorized by the Balanced Budget Refinement Act of 1999, and were scheduled to end for services on or after January 1, 2004. Besides extending the special payments for an additional two-year period, the Medicare Prescription Drug Act also makes “Sole Community Hospitals” (regardless of the number of beds) eligible for the special payments. A Sole Community Hospital is generally the only hospital in at least a 35-mile radius or a 45-minute driving time radius. Colorado Plains Medical Center, Colorado River Medical Center, Northeastern Nevada Regional Hospital, Havasu Regional Medical Center, Teche Regional Medical Center, Palo Verde Hospital, Parkview Regional Hospital and Los Alamos Medical Center qualify as Sole Community Hospitals under Medicare regulations.

     Medicare has other special payment provisions for Sole Community Hospitals. Special payment provisions related to Sole Community Hospitals include the payment of a hospital’s specific rate which may be higher than the Federal DRG payment rate.

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

     Because of information technology problems at CMS, prior to May 2002, United States hospitals were unable to file Medicare cost reports for periods ending on or after August 1, 2000. Between May 2002 and May 2003, we filed two years of cost reports for our hospitals based on the timetable developed by CMS. Between May 2002 and December 2002, we filed 31 cost reports. As of April 2003, we were back to the normal filing dates.

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

Anti-Kickback and Self-Referral Regulations

     Sections of the Anti-Fraud and Abuse Amendments to the Social Security Act, commonly known as the “anti-kickback” statute, prohibit certain business practices and relationships that might influence the provision and cost of healthcare services reimbursable under Medicaid or Medicare or other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other government programs. Sanctions for violating the anti-kickback statute include criminal penalties and civil sanctions, including fines and possible exclusion from government programs, such as the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services issued regulations that create safe harbors under the anti-kickback statute. A given business arrangement that does not fall within an enumerated safe harbor is not per se illegal; however, business arrangements that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities. The Health Insurance Portability and Accountability Act of 1996 or “HIPAA”, which became effective January 1, 1997, added several new fraud and abuse laws. These new laws cover all health insurance programs – private as well as governmental. In addition, HIPAA broadened the scope of certain fraud and abuse laws, such as the anti-kickback statute, to include not just Medicare and Medicaid services, but all healthcare services reimbursed under a federal or state healthcare program.

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

Healthcare Facility Licensing Requirements

     Our healthcare facilities are subject to extensive federal, state and local legislation and regulation. In order to maintain their operating licenses, healthcare facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Our healthcare facilities hold all required material governmental approvals, licenses and permits. All licenses, provider numbers and other permits or approvals required to perform our business operations are held by our subsidiaries. All of our hospitals are fully accredited by the Joint Commission on Accreditation of Healthcare Organizations.

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

Governmental Developments Regarding Sales of Not-For-Profit Hospitals

     In recent years, the legislatures and attorneys general of several states have shown a heightened level of interest in transactions involving the sale of non-profit hospitals. Although the level of interest varies from state to state, the trend is to provide for increased governmental review, and in some cases approval and ongoing oversight, of transactions in which not-for-profit corporations sell a healthcare facility. Attorneys general in certain states, including California, have been especially active in evaluating these transactions.

Medical Records Privacy Laws

     There are currently numerous laws at the state and federal levels addressing patient privacy concerns. Federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require many organizations, including us, to implement very significant and potentially expensive new computer systems, employee training programs and business procedures. The federal regulations are intended to encourage electronic commerce in the healthcare industry.

     On August 17, 2000, the Department of Health and Human Services finalized regulations requiring our facilities to use standard data formats and code sets established by the rule when electronically transmitting information in connection with several transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status. On February 20, 2003, the Department of Health and Human Services issued final modifications to these regulations. Compliance with these regulations was required on October 16, 2003. We have implemented or upgraded computer systems, as appropriate, at our facilities and at our corporate headquarters to comply with the new transaction and code set regulations and have tested these systems with several of our payors. Although compliance with the transaction and code set regulations was required on October 16, 2003, the Centers for Medicare & Medicaid Services, or CMS, announced on September 23, 2003 that it would implement a contingency plan to accept noncompliant electronic transactions after the October 16, 2003 deadline. CMS has announced that it will regularly reassess the readiness of its trading partners to comply with the regulations in order to determine how long the contingency plan will remain in effect. Blue Cross/Blue Shield plans in several states have announced similar contingency plans. Our facilities are currently operating under contingency plans with several of our payors.

     HIPAA requires the Department of Health and Human Services to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with the standard electronic transactions.

     On May 7, 1998, the Department of Health and Human Services issued a proposed rule to establish a unique number for healthcare providers that will be used by health plans. Additionally, on May 31, 2002, the Department of Health and Human Services issued a final rule that calls for using the Employer Identification Number (the taxpayer identifying number for employers that is assigned by the Internal Revenue Service) as the identifying number that will be used by all health plans. Most health care organizations, including us, must comply with this final rule by July 30, 2004. Health plans, health care clearinghouses and providers would use these identifiers, among other uses, in connection with the electronic transactions standards.

     On January 23, 2004, the Department of Health and Human Services published a final rule that adopted the National Provider Identifier (“NPI”) as the standard unique health identifier for healthcare providers. When the NPI is implemented, healthcare providers, including our facilities, will use only the NPI to identify themselves in connection with electronic transactions. Legacy numbers, such as Medicaid numbers, CHAMPUS numbers, and Blue Cross-Blue Shield numbers, will not be permitted. Healthcare providers will no longer have to keep track of multiple numbers to identify themselves in the standard electronic transactions with one or more health plans. The NPI will be a 10-digit all numeric number that will be assigned to eligible healthcare providers by the National Provider System (“NPS”), an independent government contractor. Under the final rule, all healthcare providers may begin applying for NPIs on May 23, 2005 with the NPS. All healthcare providers, including our facilities, must obtain and start using NPIs in connection with the standard electronic transactions no later than May 23, 2007.

     The Department of Health and Human Services has not yet issued proposed rules that establish the standard for a national health plan or individual identifier. Once these regulations are issued in final form, we expect to have about two years to become fully compliant.

     On February 20, 2003, the Department of Health and Human Services finalized a rule that establishes, in part, standards to protect the confidentiality, availability and integrity of health information by health plans, health care clearinghouses and health care providers that receive, store, maintain or transmit health and related financial information in electronic form, regardless of format. These security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and covered health care providers, plans and clearinghouses have the flexibility to choose their own technical solutions, we expect that the security standards will require us to implement significant new systems, business procedures and training programs. We must comply with these security regulations by April 21, 2005.

     On December 28, 2000, the Department of Health and Human Services published a final rule establishing standards for the privacy of individually identifiable health information. The final rule establishing the privacy standards became effective on April 14, 2001, with compliance required by April 14, 2003. On August 14, 2002, the Department of Health and Human Services published final revisions to the privacy rule. The final revisions did not alter the compliance date of April 14, 2003 for the majority of the requirements in the privacy regulations. These privacy standards apply to all health plans, all health care clearinghouses and health care providers that transmit health information in an electronic form in connection with the standard transactions. Our facilities are covered entities under the final rule. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards impose extensive new administrative requirements on us. They require our compliance with rules governing the use and disclosure of this health information. They create new rights for patients in their health information, such as the right to amend their health information, and they require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. We successfully met the privacy standard deadline, but compliance is an ongoing process. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These state laws vary by state and could impose additional penalties.

     A violation of these regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Because there is no history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties which may result from the violation of the regulations.

     We expect that compliance with these standards will require significant commitment and action by us and our facilities. We have appointed members of our management team to direct our compliance with these standards. Implementation will require us to engage in extensive preparation and make significant expenditures. At this time we have appointed a privacy officer at each facility, prepared privacy policies, trained our workforce on these policies and entered into business associate agreements with the appropriate vendors. Because some of the regulations are proposed regulations, we cannot predict the total financial impact of the regulations on our operations.

Emergency Medical Treatment and Active Labor Act

     All of our facilities are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who enters the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.

     In September of 2003, CMS released final regulations to clarify hospitals’ obligations under EMTALA . The final regulations included a new definition of “dedicated emergency department,” and clarified that EMTALA does not apply to inpatients. The final regulations also clarified a hospital’s EMTALA obligations with respect to hospital owned ambulances, outpatient departments, off-campus provider-based entities, and other locations within the hospital other than the dedicated emergency department. The final rule also addressed a hospital’s physician on-call responsibilities. Under the final rule, each hospital must maintain an on-call list that best meets the needs of its patients, but only in accordance with the resources available to the hospital. There is no set formula for on-call obligations in the final rules, and the final rules recognize that not all hospitals will be able to have every specialist on call at all times. Hospitals must maintain written procedures to be followed when a specialist is not on call or a physician is not available due to circumstances beyond the physician’s control. The hospital’s written procedures may also provide for situations in which the on-call physician is performing elective surgery or on call simultaneously with other facilities. We believe that our facilities comply with EMTALA.

California Seismic Standards

     California’s Alfred E. Alquist Hospital Facilities Seismic Safety Act (the “Alquist Act”) requires that the California Building Standards Commission adopt earthquake performance categories, seismic evaluation procedures, standards and timeframes for upgrading certain facilities, and seismic retrofit building standards. These regulations require hospitals to meet seismic performance standards to ensure that they are capable of providing medical services to the public after an earthquake or other disaster. The Building Standards Commission completed its adoption of evaluation criteria and retrofit standards in 1998.

     The Alquist Act requires that within three years after the Building Standards Commission has adopted evaluation criteria and retrofit standards:

•	certain hospitals must conduct seismic evaluations and submit these evaluations to the Office of Statewide Health Planning and Development, Facilities Development Division for its review and approval;

•	hospitals must identify the most critical nonstructural systems that represent the greatest risk of failure during an earthquake and submit timetables for upgrading these systems to the Office of Statewide Health Planning and Development, Facilities Development Division for its review and approval; and

•	regulated hospitals must prepare a plan and compliance schedule for each regulated building demonstrating the steps a hospital will take to bring the hospital buildings into substantial compliance with the regulations and standards.

     We are required to conduct engineering studies of our two California facilities to determine whether and to what extent modifications to our facilities will be required, and have submitted compliance plans for our California facilities with the State of California. Any facilities not currently in compliance with the applicable seismic regulations and standards must be brought into compliance by 2008, or 2013 if the facility obtains an extension. We may be required to make significant capital expenditures to comply with the seismic standards, which could impact our earnings.

Professional Liability

     As part of our business, we are subject to claims of liability for events occurring in the ordinary course of hospital operations. To cover these claims, we maintain professional malpractice liability insurance and general liability insurance coverage of approximately $50,000,000, although some claims may exceed the scope of the coverage in effect. We have purchased a tail policy that provides an unlimited claim reporting period for our professional liability for claims incurred in 2000 and prior years. We also maintain a claims-made policy and have provided an actuarial-based accrual for incurred but not reported claims. Recently, the cost of malpractice and other liability insurance has risen significantly. Therefore, adequate levels of insurance may not continue to be available at a reasonable price.

     Through our typical hospital management contract, we attempt to protect ourselves from such liability by requiring the hospital to maintain certain specified limits of insurance coverage, including professional liability, comprehensive general liability, worker’s compensation and fidelity insurance, and by requiring the hospital to name Brim Healthcare, Inc., our hospital management subsidiary, as an additional insured party on the hospital’s professional and comprehensive general liability policies. We also maintain certain contingent liability policies designed to cover contingent exposure Brim Healthcare, Inc. could incur under such management contracts. Our management contracts generally provide that we be indemnified by the hospital against claims that arise out of hospital operations. However, there can be no assurance that the hospitals will maintain such insurance or that such indemnities will be available.

Available Information

     We make available free of charge through our Internet website (http://www.provincehealthcare.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. However, the information found on our website is not part of this or any other report.

Principal Risk Factors That May Affect Our Business and Results of Operations

If government programs reduce the payments we receive as reimbursement for our services, our revenues may decline.

     The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. The Federal Balanced Budget Act of 1997, which established a plan to balance the federal budget by fiscal year 2002, included significant reductions in spending levels for the Medicare and Medicaid programs, including:

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

     In the future, Congress and state legislatures could introduce proposals to make major changes in the healthcare system. If these proposals are enacted, we may see a decline in the Medicare and Medicaid reimbursements we receive for our services; however, at this time, we do not know what healthcare reform legislation will be enacted or whether any changes in healthcare programs will occur.

The healthcare cost containment initiatives and the financial condition of purchasers of healthcare services may limit our revenue and profitability.

     During the past several years, major purchasers of healthcare, such as federal and state governments, insurance companies and employers, have undertaken initiatives to revise payment methodologies and monitor healthcare costs. As part of their efforts to contain healthcare costs, purchasers increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements. We expect efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors to continue. In addition, we anticipate that organizations offering prepaid and discounted medical services packages may represent an increasing portion of our patient admissions. An increasing number of managed care organizations have experienced financial difficulties in recent years, in some cases resulting in bankruptcy or insolvency. In some instances, organizations with provider agreements with certain of our hospitals have become insolvent, and the hospitals have been unable to collect the full amounts due from such organizations. Other managed care organizations with whom we do business may encounter similar difficulties in paying claims in the future. We believe that reductions in the payments we receive for our services, coupled with the increased percentage of patient admissions from organizations offering prepaid and discounted medical services and difficulty in collecting receivables from managed care organizations, could reduce our overall revenue and profitability.

If we fail to comply with regulations regarding licenses, ownership and operation, we could impair our ability to operate or expand our operations in any state.

     All of the states in which we operate require hospitals and most healthcare facilities to maintain a license. In addition, some states require prior approval for the purchase, construction and expansion of healthcare facilities, based upon a state’s determination of need for additional or expanded healthcare facilities or services. Such determinations, embodied in certificates of need issued by governmental agencies with jurisdiction over healthcare facilities, may be required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and other matters. Five states in which we currently own hospitals, Alabama, Florida, Mississippi, Nevada and Virginia, have certificate of need laws. The failure to obtain any required certificate of need or the failure to maintain a required license could impair our ability to operate or expand operations in any state.

We are subject to extensive governmental regulation regarding conduct of our operations and our relationships with physicians. If we fail to comply with these regulations, we could suffer penalties or be required to make significant changes to our operations.

     The healthcare industry must comply with many laws and regulations at federal, state and local governmental levels. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. In particular, Medicare and Medicaid anti-fraud and abuse provisions, known as the “anti-kickback statute,” prohibit some business practices and relationships related to items or services reimbursable under Medicare, Medicaid and other federal healthcare programs. For instance, the anti-kickback statute prohibits healthcare service providers from paying or receiving remuneration to induce or arrange for the referral of patients or items or services covered by a federal or state healthcare program. If regulatory authorities determine that any of our hospitals’ arrangements violate the anti-kickback statute, we could be subject to liabilities under the Social Security Act, including:

•	criminal penalties;

•	civil monetary penalties; and/or

•	exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could impair our ability to operate one or more of our hospitals or to operate profitably.

     There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security concerns. In particular, federal regulations issued under the Health Insurance Portability and Accountability Act of 1996 contain provisions that have required, and in the future may require us to implement costly new computer systems and to adopt business procedures designed to protect the privacy and security of each of our patients’ individually identifiable health and related financial information. Compliance with the privacy regulations was required on April 14, 2003 for most health care organizations, including us. The privacy regulations are expected to have a financial impact on the health care industry because they impose extensive new administrative requirements, restrictions on the use and disclosure of individually identifiable patient health and related financial information, provide patients with new rights with respect to their health information and require us to enter into contracts extending many of the privacy regulation requirements to third parties who perform functions on our behalf involving health information. On February 20, 2003, the Department of Health and Human Services issued final security regulations. Compliance with these security regulations is required by April 21, 2005 for most health care organizations, including us. These security regulations require us to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of electronically received, maintained or transmitted patient individually identifiable health and related financial information. We cannot predict the total financial or other impact of these regulations on our business. Compliance with these regulations requires substantial expenditures, which could negatively impact our financial results. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.

     On August 17, 2000, the Department of Health and Human Services issued regulations requiring most health care organizations, including us, to use standard data formats and code sets by October 16, 2003 when electronically transmitting information in connection with several types of transactions, including health claims, health care payment and remittance advice and health claim status transactions.

     Violations of the privacy, security and transaction regulations could subject us to civil penalties of up to $25,000 per calendar year for each provision contained in the privacy, security and transaction regulations that is violated and criminal penalties of up to $250,000 per violation for certain other violations. Because there is no history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with these regulations or the potential for fines and penalties which may result from the violation of the regulations. We met the privacy standard compliance deadline, but compliance will be an ongoing process. We are in the process of complying with the transaction standard and the security standard.

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

     Moreover, the federal government has shown an increasing willingness to prosecute providers under a variety of fraud laws, including laws that have not traditionally been used for healthcare fraud, such as the federal civil false claims law and the federal mail and wire fraud laws.

     There are heightened coordinated civil and criminal enforcement efforts by federal and state government agencies relating to the healthcare industry. We may become the subject of an investigation in the future.

     In recent years, the media and public attention have focused on the hospital industry due to ongoing investigations related to:

•	referral, cost reporting and billing practices;

•	laboratory and home healthcare services; and

•	physician ownership and joint ventures involving hospitals.

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

     We cannot predict with accuracy whether we or other hospital operators will be the subject of future investigations or inquiries. In the event that we become the subject of an investigation, we will be required to devote management and financial resources to defending our company in the investigation. In addition, any negative publicity surrounding the investigation could affect adversely the trading price of our securities. If we incur significant fines or penalties or are forced to reimburse amounts as a result of the investigation, our profitability may decline.

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

     For example, if specified operating targets are achieved, we have agreed to build replacement facilities for Eunice Community Medical Center, expected to cost approximately $25.3 million.

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

     A key element of our growth strategy is expansion through the acquisition of acute care hospitals in attractive non-urban markets. We face competition for acquisitions primarily from other for-profit healthcare companies. Some of our competitors have greater financial and other resources than we do. Even though we may acquire additional hospitals, we may not be able to acquire a sufficient number of hospitals that meet our target criteria in order to implement successfully our growth strategy.

     Hospital acquisitions generally require a longer period to complete than acquisitions in many other businesses and are subject to additional regulatory uncertainty. In recent years, the legislatures and attorneys general of some states have shown a heightened level of interest in transactions involving the sale of hospitals by not-for-profit entities. Although the level of interest varies from state to state, the trend is to provide for increased governmental review, and in some cases approval and ongoing oversight, of transactions in which not-for-profit entities sell a healthcare facility. Attorneys general in some states have been especially active in evaluating these transactions. Although we have not yet been adversely affected as a result of these trends, such increased scrutiny may increase the difficulty or prevent the completion of transactions with not-for-profit organizations in some states in the future, and may affect our ability to exercise existing purchase options for hospitals under current hospital lease agreements.

We have a concentration of revenue in Texas and Arizona, which makes us particularly sensitive to regulatory and economic changes in those states.

     Palestine Regional Medical Center, Ennis Regional Medical Center and Parkview Regional Medical Center, each located in Texas, collectively accounted for 16.6% of our net patient revenue from continuing operations for the year ended December 31, 2003. This concentration makes us particularly sensitive to economic, competitive and regulatory conditions in Texas. Any adverse change in these conditions could reduce significantly our revenues and profitability.

     We also own Havasu Regional Medical Center in Lake Havasu City, Arizona, which accounted for approximately 11.1% of our net patient revenue from continuing operations for the year ended December 31, 2003. Similarly, this concentration of revenue in Arizona makes us particularly sensitive to economic, competitive and regulatory conditions in Arizona. Any adverse change in these conditions could reduce significantly our revenues and profitability.

Our California hospitals must comply with California seismic standards which may require us to make significant capital expenditures.

     California has a statute and regulations that require hospitals to meet seismic performance standards. Regulated hospitals that do not meet the standards may be required to retrofit facilities. California law requires that owners of regulated hospitals evaluate their facilities and develop a plan and schedule for complying with the standards. We are required to conduct engineering studies of our two California facilities to determine whether and to what extent modifications to our facilities will be required. We have submitted compliance plans for our California facilities. Any facilities not currently in compliance with the seismic regulations and standards must be brought into compliance by 2008, or 2013 if the facility obtains an extension. In the event that our two California facilities are found not to be in compliance with the seismic standards, we may be required to make significant capital expenditures to bring the California facilities into compliance, which could impact our earnings.

Our performance depends on our ability to recruit and retain quality physicians, nurses and other healthcare professionals at our hospitals.

     The success of our owned or leased hospitals depends on:

•	the number and quality of the physicians on the medical staff of, or who admit patients to, our hospitals;

•	the admissions practices of those physicians; and

•	the maintenance of good relations between our company and such physicians.

     Our success has been dependent, in part, upon recruiting quality physicians and maintaining good relations with and retaining our physicians because physicians direct admissions to our hospitals and determine the services to be provided to patients at our hospitals. We generally do not employ physicians, and many of our staff physicians have admitting privileges at other hospitals. Only a portion of physicians are interested in practicing in the non-urban communities in which our hospitals are located. The departure of physicians from these communities, such as we experienced in 2002, or our inability to recruit physicians to these communities, could make it more difficult to attract patients to our hospitals and could affect our profitability. Also, if we are unable to maintain good relationships with physicians, our hospitals’ admissions may decrease and our operating performance may decline. In addition, hospitals nationwide are experiencing a shortage of nursing professionals, a trend which many industry observers expect to continue over the next decade. If the supply of qualified nurses or other healthcare professionals declines in the markets in which our hospitals operate, it may result in increased labor expenses and lower operating margins at those hospitals.

We depend heavily on key personnel, and loss of the services of one or more of our key executives or a significant portion of our local management personnel could weaken our management team and our ability to deliver healthcare services efficiently.

     Our success largely depends on the skills, experience and efforts of our senior management team and on the efforts, ability and experience of key members of our local management staff. The loss of services of one or more members of our senior management or of a significant portion of any of our local management staff could weaken significantly our management expertise and our ability to deliver healthcare services efficiently. We do not maintain key man life insurance policies on any of our officers.

Other hospitals and freestanding outpatient facilities provide services similar to those offered by our hospitals, which may raise the level of competition faced by our hospitals.

     In all geographic areas in which we operate, there are other healthcare providers, including hospitals, outpatient surgery centers and other outpatient facilities, that provide comparable services to those offered by our hospitals. Some of the hospitals with which we compete are owned by governmental agencies and supported by tax revenues, and others are owned by not-for-profit corporations and may be supported to a large extent by endowments and charitable contributions. Some of these competitors are larger, may be more established and may have more capital and other resources than we do. Many of our hospitals attempt to attract patients from surrounding counties and communities, including communities in which a competing facility exists. If our competitors are able to finance capital improvements and expand services at their facilities, we may be unable to attract patients away from these facilities.

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

     In recent years, plaintiffs have brought actions against hospitals and other healthcare providers, alleging malpractice, product liability or other legal theories. Many of these actions involved large claims and significant defense costs. We maintain professional malpractice liability and general liability insurance coverage of approximately $50,000,000 to cover claims arising out of the operations of our owned and leased hospitals. Some of the claims, however, could exceed the scope of the coverage in effect or coverage of particular claims could be denied. While our professional and other liability insurance has been adequate in the past to provide for liability claims, such insurance may not be available for us to maintain adequate levels of insurance. Moreover, healthcare providers in our industry are experiencing significant increase in the premiums for malpractice insurance, and it is anticipated that such costs may continue to rise. Malpractice insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance with acceptable deductible amounts.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to June 5, 2002, our common stock was quoted on the Nasdaq National Market under the symbol “PRHC.” On and subsequent to June 5, 2002, our common stock has been listed on the New York Stock Exchange under the symbol “PRV.” The following table sets forth the high and low sale prices for our common stock as reported by the Nasdaq National Market and New York Stock Exchange, as applicable, for the periods indicated. The prices have been restated to reflect the effect of the three-for-two stock split effected in the form of a 50% stock dividend on April 30, 2002.

	High	Low

2003
First Quarter	$10.00	$5.29
Second Quarter	11.16	7.30
Third Quarter	14.82	10.60
Fourth Quarter	16.14	10.39
2002
First Quarter	$24.33	$18.19
Second Quarter	26.76	22.36
Third Quarter	22.40	15.55
Fourth Quarter	19.11	9.19

     As of March 1, 2004, there were approximately 48,718,856 shares of our common stock outstanding, held by 879 record holders.

     We historically have retained and currently intend to retain all earnings to finance the development and expansion of our operations and, therefore, do not anticipate paying cash dividends or making any other distributions on our shares of common stock in the foreseeable future. Furthermore, our senior credit facility and the indenture for our 7½% Senior Subordinated Notes contain restrictions on our ability to pay dividends. Our future dividend policy will be determined by our board of directors on the basis of various factors, including our results of operations, financial condition, business opportunities, capital requirements, restrictive covenants in our financing documents and such other factors as the board of directors may deem relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data is qualified by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, appearing elsewhere in this report.

	Year Ended December 31,

	2003	2002	2001	2000	1999

		(In thousands, except per share data)
Income Statement Data(1):
Revenue from continuing operations	$761,978	$673,233	$502,087	$443,523	$322,504
Income from continuing operations, net of tax(2)	42,688	35,575	33,051	21,962	12,483
Discontinued operations, net of tax	(11,069)	537	(143)	(2,024)	2,018
Net income (2)	31,619	36,112	32,908	19,938	14,501
Per Common Share Data (1):
Basic earnings per share:
Income from continuing operations, net of tax(2)	$0.88	$0.74	$0.70	$0.51	$0.35
Discontinued operations, net of tax	(0.22)	0.01	—	(0.04)	0.05

Net income (2)	$0.65	$0.75	$0.70	$0.47	$0.40
Diluted earnings per share:
Income from continuing operations, net of tax	$0.86	$0.72	$0.68	$0.49	$0.35
Discontinued operations, net of tax	(0.19)	0.01	(0.01)	(0.04)	0.05

Net income	$0.67	$0.73	$0.67	$0.45	$0.40
Balance Sheet Data (at end of period)(1):
Total assets	$1,009,125	$972,499	$760,079	$530,852	$471,315
Long-term debt, less current portion	447,956	460,370	328,898	159,526	256,395
Stockholders’ equity	446,873	413,202	362,005	314,714	184,359

(1)	On January 5, 2004, we entered into a letter of intent to permit the Palm Beach Healthcare District to reacquire Glades General Hospital. Management of our company, having the authority, approved this plan of divestiture in the fourth quarter of 2003. As required by Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, we have restated our historical consolidated financial statements to present the results of operations of Glades General Hospital separately as a discontinued operation.

(2)	The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if certain indicators arise. Had we been accounting for its goodwill under SFAS No. 142 for all periods presented, our pro forma income from continuing operations would have been $36,991, $26,051 and $16,302 for the years ended December 31, 2001, 2000 and 1999, respectively, and pro forma net income would have been $37,106, $24,285, and $18,505 for the years ended December 31, 2001, 2000 and 1999, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and related notes, appearing elsewhere in this report.

Overview

     We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban markets in the United States. As of December 31, 2003, we owned or leased 20 general acute care hospitals in 13 states with a total of 2,262 licensed beds, and managed 36 primarily non-urban hospitals in 14 states with a total of 2,985 licensed beds.

Discontinued Operations

     On January 5, 2004, we signed a letter of intent to permit the Palm Beach Healthcare District to reacquire Glades General Hospital in Belle Glade, Florida. This transaction is expected to close during the first half of 2004. Pursuant to this plan of divestiture, which was approved in 2003, and as required by Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, the operations and non-cash impairment of assets charge related to this hospital are reported as “discontinued operations” and the consolidated financial statements, statistics and all references to such information contained in this section have been adjusted to reflect this presentation for all periods. Our remaining 19 hospitals are now reported as “continuing operations.”

Impact of Acquisitions and Divestitures

     An integral part of our strategy is to acquire non-urban acute care hospitals. Because of the financial impact of our 2001 and 2002 acquisitions, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented. In addition, because of the relatively small number of owned and leased hospitals, each hospital acquisition can materially affect our overall operating performance. Upon the acquisition of a hospital, we typically take a number of steps to lower operating costs. The impact of such actions may be offset by cost increases to expand services, strengthen medical staff and improve market position. The benefits of these investments and of other activities to improve operating margins generally do not occur immediately. Consequently, the financial performance of a newly-acquired hospital may adversely affect overall operating margins in the near term. As we make additional hospital acquisitions, we expect that this effect will be mitigated by the expanded financial base of existing hospitals and the allocation of corporate overhead among a larger number of hospitals. We also may divest certain hospitals in the future if we determine a hospital no longer fits within our strategy.

Industry Trends

Reimbursement

     The federal Medicare program accounted for approximately 38.5%, 45.4% and 39.6% of net patient revenue in 2003, 2002 and 2001, respectively. The state Medicaid programs accounted for approximately 10.3%, 11.3% and 9.0% of net patient revenue in 2003, 2002 and 2001, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The Medicare payment rate increases historically have been less than actual inflation.

     Both federal and state legislatures are continuing to scrutinize the healthcare industry for the purpose of reducing healthcare costs. While we are unable to predict what, if any, future healthcare-reform legislation may be enacted at the federal or state level, we expect continuing pressure to limit expenditures by governmental healthcare programs. The Balanced Budget Act of 1997 imposed certain limitations on increases in the inpatient Medicare rates paid to acute care hospitals. As required by the Balanced Budget Act of 1997, payments for hospital outpatient, psychiatric sub-acute, home health and rehabilitation sub-acute services have converted to prospective payment systems, instead of payments being based on costs. Most hospital outpatient services are now reimbursed under an outpatient prospective payment system based on a system of Ambulatory Payment Classifications. Rehabilitation sub-acute services transitioned to a prospective payment system in 2002. Psychiatric sub-acute services are transitioning to a prospective payment system. The Centers for Medicare and Medicaid Services (“CMS”) is proposing a three-year transition period for the implementation of the proposed prospective payment system starting with the cost reporting period for psychiatric services beginning on or after April 1, 2004.

     On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Prescription Drug Act”). The Medicare Prescription Drug Act provides for changes in Medicare reimbursement for hospitals. For example, the Medicare Prescription Drug Act requires all acute care hospitals to participate in CMS’s quality-of-care National Voluntary Hospital Reporting Initiative in order to receive the full market basket increase in fiscal year 2005 through 2007. Those acute care hospitals that fail to participate in CMS’s quality-of-care National Voluntary Reporting Initiative will receive a lesser increase in Medicare reimbursement equal to the market basket update minus 0.4 percent.

Outpatient Utilization

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

Billing and Collection

     The billing and collection of accounts receivable by hospitals are complicated by a number of factors, including:

•	the complexity of the Medicare and Medicaid regulations;

•	increases in managed care;

•	hospital personnel turnover;

•	the dependence of hospitals on physician documentation of medical records;

•	an increase in the number of patients who do not maintain health insurance; and

•	the subjective judgment involved.

     These factors, or any combination of them, may impact our ability to bill and collect our accounts receivable at the rates we have anticipated, which could negatively affect our future cash flows.

     Healthcare providers are experiencing an increase in their provision for doubtful accounts relating to “self-pay” accounts receivable. “Self-pay” revenue refers to payment for healthcare services received directly from individual patients, either in the form of a deductible or co-payment under a health insurance plan or as full or partial payment of the amount charged by the provider or not covered by insurance. The current soft economic environment, higher unemployment rates and increasing numbers of uninsured patients, combined with higher co-payments and deductibles, are placing a greater portion of the financial responsibility for healthcare services on the patient rather than insurers. Additionally, many of these patients are being admitted through the emergency department and often require more costly care, resulting in higher billings. Many of these accounts remain uncollected for extended periods of time, requiring providers to increase the amounts reserved as “doubtful accounts” and ultimately written off as uncollectible. Although the trend is national, the ability of providers to collect self-pay accounts varies greatly by geographic markets and demographic factors.

Investigations

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

Results of Operations

     The following tables present, for the periods indicated, the results of operations of our company and its subsidiaries. Such information has been derived from our consolidated statements of income included elsewhere in this report. The results of operations for the periods presented include hospitals from their respective dates of acquisition.

	Year Ended December 31,

	2003		2002

	(dollars in thousands, except per share data)
		% of		% of	% Change
	Amount	Revenues	Amount	Revenues	from prior year

Revenues:
Net patient revenue	$735,841		$649,954
Other	26,137		23,279

	761,978	100.0%	673,233	100.0%	13.2%
Expenses:
Salaries, wages and benefits	287,466	37.7	266,651	39.6
Purchased services	69,388	9.1	70,205	10.4
Supplies	95,675	12.6	84,524	12.6
Provision for doubtful accounts	72,678	9.5	53,059	7.9
Other operating expenses	96,568	12.7	77,341	11.4
Rentals and leases	9,323	1.2	8,592	1.3
Depreciation and amortization	37,753	5.0	32,313	4.8
Interest expense	26,262	3.4	21,285	3.2
Minority interests	260	—	34	—
Loss (gain) on sale of assets	86	—	(77)	—
Loss on early extinguishment of debt	486	0.1	—	—

Total expenses	695,945	91.3	613,927	91.2
Income from continuing operations before provision for income taxes	66,033	8.7	59,306	8.8	11.3%
Income taxes	23,345	3.1	23,731	3.5

Income from continuing operations	42,688	5.6	35,575	5.3	20.0%
Discontinued operations, net of tax:
(Loss) earnings from operations	(2,117)		537
Impairment of assets	(8,952)		—

Net income	$31,619		$36,112		(12.4)%

Diluted earnings (loss) per common share:
Continuing operations	$0.86		$0.72
Discontinued operations:
(Loss) earnings from operations	(0.04)		0.01
Impairment of assets	(0.15)		—

Net income	$0.67		$0.73

	Year Ended December 31,

	2002		2001

	(dollars in thousands, except per share data)
		% of		% of	% Change
	Amount	Revenues	Amount	Revenues	from prior year

Revenues:
Net patient revenue	$649,954		$480,627
Other	23,279		21,460

	673,233	100.0%	502,087	100.0%	34.1%
Expenses:
Salaries, wages and benefits	266,651	39.6	195,261	38.9
Purchased services	70,205	10.4	47,700	9.5
Supplies	84,524	12.6	56,385	11.2
Provision for doubtful accounts	53,059	7.9	44,258	8.8
Other operating expenses	77,341	11.4	54,663	10.9
Rentals and leases	8,592	1.3	7,134	1.4
Depreciation and amortization	32,313	4.8	28,017	5.6
Interest expense	21,285	3.2	11,071	2.2
Minority interests	34	—	267	0.1
Loss (gain) on sale of assets	(77)	—	196	—

Total expenses	613,927	91.2	444,952	88.6
Income from continuing operations before provision for income taxes	59,306	8.8	57,135	11.4	3.8%
Income taxes	23,731	3.5	24,084	4.8

Income from continuing operations	35,575	5.3	33,051	6.6	7.6%
Discontinued operations, net of tax:
(Loss) earnings from operations	537		(143)
Impairment of assets	—		—

Net income	$36,112		$32,908		9.7%

Diluted earnings (loss) per common share:
Continuing operations	$0.72		$0.68
Discontinued operations:
(Loss) earnings from operations	0.01		(0.01)
Impairment of assets	—		—

Net income	$0.73		$0.67

     The following tables present key operating statistics for our owned and leased hospitals (excluding discontinued operations) for the periods presented. (1)

	Year Ended December 31,

	2003	2002	% Change

Consolidated Hospitals (Continuing Operations):
Number of hospitals at end of period	19	19	—%
Licensed beds at end of period (2)	2,189	2,207	(0.8)
Beds in service at end of period	1,933	1,933	—
Inpatient admissions (3)	72,630	69,107	5.1
Adjusted admissions (4)	131,557	120,990	8.7
Net patient revenue per adjusted admission	$5,593	$5,372	4.1
Patient days (5)	307,195	299,138	2.7
Adjusted patient days (6)	556,331	523,307	6.3
Average length of stay (days) (7)	4.2	4.3	(2.3)
Net patient revenue (in thousands)	$735,841	$649,954	13.2
Gross patient revenue (in thousands) (8):
Inpatient	$903,740	$799,358	13.1%
Outpatient	732,844	599,333	22.3

Total gross patient revenue	$1,636,584	$1,398,691	17.0%

Same Hospitals (Continuing Operations)(9):
Number of hospitals at end of period	19	19	—%
Licensed beds at end of period (2)	2,189	2,207	(0.8)
Beds in service at end of period	1,933	1,933	—
Inpatient admissions(3)	68,205	67,694	0.8
Adjusted admissions (4)	121,707	118,035	3.1
Net patient revenue per adjusted admission	$5,521	$5,363	2.9
Patient days (5)	287,880	293,248	(1.8)
Adjusted patient days (6)	513,539	510,906	0.5
Average length of stay (days) (7)	4.2	4.3	(2.3)
Net patient revenue (in thousands)	$671,910	$633,005	6.1
Gross patient revenue (in thousands)(8):
Inpatient	$857,340	$787,050	8.9%
Outpatient	672,018	584,687	14.9

Total gross patient revenue	$1,529,358	$1,371,737	11.5%

(1)	All statistics have been restated to exclude the ownership and operations of Glades General Hospital, which is scheduled to be sold in the first half of 2004.

(2)	Beds for which a hospital has been granted approval to operate from the applicable state licensing agency.

(3)	Represents the total number of patients admitted (in a facility for a period in excess of 23 hours) and used by management and investors as a general measure of inpatient volume.

(4)	Used by management and investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted admissions computation equates outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(5)	Represents the total number of days the patients who are admitted stay in our hospitals.

(6)	Adjusted patient days are computed by multiplying patient days (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted patient days computation equates outpatient revenue to the volume measure (patient days) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(7)	The average number of days admitted patients stay in our hospitals.

(8)	Represents revenues prior to reductions for discounts and contractual allowances.

(9)	Same hospital information includes the operations of only those hospitals which were owned or leased during both entire periods presented and excludes the ownership and operations of Glades General Hospital, which is scheduled to be sold in the first half of 2004.

	Year Ended December 31,

	2002	2001	% Change

Consolidated Hospitals (Continuing Operations):
Number of hospitals at end of period	19	18	5.6%
Licensed beds at end of period (2)	2,207	2,063	7.0
Beds in service at end of period	1,933	1,839	5.1
Inpatient admissions (3)	69,107	52,053	32.8
Adjusted admissions (4)	120,990	86,198	40.4
Net patient revenue per adjusted admission	$5,372	$5,576	(3.7)
Patient days (5)	299,138	227,596	31.4
Adjusted patient days (6)	523,307	376,539	39.0
Average length of stay (days) (7)	4.3	4.4	(2.3)
Net patient revenue (in thousands)	$649,954	$480,627	35.2
Gross patient revenue (in thousands) (8):
Inpatient	$799,358	$588,203	35.9%
Outpatient	599,333	387,195	54.8

Total gross patient revenue	$1,398,691	$975,398	43.4%

Same Hospitals (Continuing Operations)(9):
Number of hospitals at end of period	16	16	—%
Licensed beds at end of period (2)	1,785	1,895	(5.8)
Beds in service at end of period	1,649	1,671	(1.3)
Inpatient admissions(3)	49,919	50,283	(0.7)
Adjusted admissions (4)	85,134	83,346	2.1
Net patient revenue per adjusted admission	$5,511	$5,835	(5.6)
Patient days (5)	214,423	218,891	(2.0)
Adjusted patient days (6)	364,567	352,439	3.4
Average length of stay (days) (7)	4.3	4.2	2.4
Net patient revenue (in thousands)	$469,170	$468,509	0.1
Gross patient revenue (in thousands)(8):
Inpatient	$614,783	$571,920	7.5%
Outpatient	433,689	377,449	14.9

Total gross patient revenue	$1,048,472	$949,369	10.4%

See notes following preceding table.

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

     Net patient revenue is reported net of contractual adjustments and policy discounts. The adjustments principally result from differences between our hospitals’ customary charges and payment rates under the Medicare, Medicaid and other third-party payor programs. Customary charges generally have increased at a faster rate than the rate of increase for Medicare and Medicaid payments. Operating expenses of our hospitals primarily consist of salaries, wages and benefits, purchased services, supplies, provision for doubtful accounts, rentals and leases, and other operating expenses, principally consisting of utilities, insurance, property taxes, travel, physician recruiting, telephone, advertising, repairs and maintenance.

     Other revenue is primarily comprised of fees from management and professional consulting services provided to third-party hospitals pursuant to management contracts and consulting arrangements, reimbursable expenses and miscellaneous other revenue items. Management and professional services revenue plus reimbursable expenses represented 2.1% of revenues from continuing operations for the year ended December 31, 2003. Operating expenses for the management and professional services business primarily consist of salaries, wages and benefits and reimbursable expenses.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenues increased 13.2% to $762.0 million in 2003 compared to $673.2 million in 2002. This increase was primarily attributable to the hospitals acquired in 2002 and an increase in same hospital revenues. During the second quarter of 2002, the Company acquired Los Alamos Medical Center in New Mexico and Memorial Hospital of Martinsville and Henry County in Virginia. Same hospital net patient revenues increased 6.1% in 2003 from 2002 primarily due to increases in adjusted admissions of 3.1% and net revenue per adjusted admission of 2.9%. The increase in adjusted admissions was attributable, in part, to the addition of 106 new doctors, of which 17 are hospital-based, in our communities in 2003. Cost report settlements and the filing of cost reports also increased revenue in 2003 by $5.5 million compared to a reduction in revenue in 2002 of $0.9 million.

     Salaries, wages and benefits as a percentage of revenues, decreased to 37.7% from 39.6% in 2002. The decrease is primarily due to improvements resulting from continued implementation of our flexible staffing standards throughout our hospitals, which effectively matches labor with hospital volume trends and continued cost containment of employee benefit expenses.

     Purchased services, as a percentage of revenues, decreased to 9.1% in 2003 from 10.4% in 2002. The decrease is primarily attributable to an 18.5% reduction in contract labor and reductions in collection agency fees as we were less reliant on outside collection consultants and staffing.

     Provision for doubtful accounts, as a percentage of revenues, increased to 9.5% in 2003 from 7.9% in 2002 due primarily to the increase in bad debts resulting from increases in self-pay revenue. During 2003, self-pay revenue as a percentage of total gross revenues increased to 4.6% from 3.8% in 2002. The most significant increase occurred in the second quarter of 2003 when self-pay revenue as a percentage of gross revenues increased to 5.1% but then declined slightly in the third quarter to 4.8% and continued to decline in the fourth quarter to 4.5%. The increase in self-pay revenue is due to the current economic environment and slow employment recovery, coupled with changes in benefit plan design toward increased co-pays and deductibles as employers pass a greater percentage of healthcare costs to individual employees. Net patient revenue associated with self-pay patients are generally recorded at gross charges, which are higher than what government programs and managed care plans pay. As a result, failure to receive payment from self-pay and uninsured patients results in a higher provision for doubtful accounts as a percentage of total net patient revenue. We are monitoring the self-pay revenue category closely and expect provision for doubtful accounts expense to be in the 10% of revenues range during the first six months of 2004.

     Other operating expenses increased as a percentage of revenues to 12.7% in 2003 from 11.4% in 2002 primarily due to increased medical malpractice, workers’ compensation and directors and officers insurance cost of $7.2 million and increased physician recruitment expense of $3.1 million.

     Depreciation and amortization expense increased $5.4 million to $37.7 million in 2003 from $32.3 million in 2002 primarily due to depreciation at the two hospitals acquired in 2002 and capital expenditures.

     Interest expense increased to $26.3 million in 2003 from $21.3 million primarily due to the issuance in May 2003 of $200.0 million aggregate principal amount of 7½% Senior Subordinated Notes due 2013, offset by repayments of outstanding borrowings on our senior bank credit facility, repurchases of a portion of our 4½% Convertible Subordinated Notes due 2005 and entering into a $100.0 million fixed to floating interest rate swap agreement during the third quarter of 2003.

     The write-off of deferred loan costs and the gain resulting from repurchasing a portion of our 4½% Convertible Subordinated Notes at a discount resulted in a net pre-tax loss on extinguishment of debt of $0.5 million during 2003.

     The provision for income taxes totaled $23.3 million, or a 35.4% effective tax rate, in 2003 compared to $23.7 million, or a 40.0% effective tax rate, in 2002. The reduction in the effective tax rate during 2003 was primarily attributable to a $2.3 million reduction in our tax liabilities due to the final and favorable resolution of examinations by taxing authorities as we recently concluded audits that have been ongoing for over one year. For 2004, we anticipate our effective tax rate to approximate 38.0%; however, changing circumstances and regulations may result in a change in the actual effective tax rate.

     In 2003, the Company’s discontinued operations incurred an after-tax impairment of assets charge of $8.9 million and a loss from operations totaling $2.1 million. In 2002, the discontinued operations achieved earnings from operations of $0.5 million. The decline in operations resulted primarily from a shift in the demographic make-up of the service area surrounding Glades General Hospital and a significant increase in the proportion of indigent care provided by that facility.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues increased to $673.2 million in 2002 from $502.1 million in 2001, an increase of $171.1 million, or 34.1%. Cost report settlements and the filing of cost reports decreased revenues in 2002 by $0.9 million and increased revenues in 2001 by $0.6  million. Net patient revenue generated by the 16 hospitals owned during both periods increased 0.1%. These 16 hospitals also incurred a decline in inpatient admissions of 0.7%, which was primarily attributable to the departure of 51 physicians at the hospitals during 2002. Total net patient revenue increased 35.2% during 2002, primarily related to the hospitals acquired in the fourth quarter of 2001 and during 2002.

     Our 2002 operations were adversely affected by the loss of physicians. During 2002, we lost 51 physicians who were major contributors, with the majority leaving in the last six months of the year. We define a “major contributor” as a physician generating $200,000 or more in revenues annually. All of these physicians left for reasons unrelated to hospital operations. We recruited 82 physicians in 2002, 59% of whom only started their practices in the third and fourth quarters of the year. Therefore, the new practices were unable to generate sufficient volume to replace the lost revenues generated by the departing physicians. As the new physicians’ practices move along the timeline toward full, mature practices, lost revenues will be replaced. Of the 82 recruited physicians, 76 were admitting physicians. Based on historic practice patterns of physicians recruited to our hospitals, to date, these physician practices are tracking in line with historic trends and our expectations.

     Our 2002 operations were adversely impacted by increased competition from ambulatory surgery centers in two of our markets. We have been proactive in the only other markets large enough to support full service ambulatory surgery centers that currently do not have these services, by either pursuing a certificate of need for a full service ambulatory surgery center ourselves or working with physicians in the market to address the community need for outpatient surgery services.

     Increases in expenses such as salaries, wages and benefits, purchased services, supplies, provision for doubtful accounts, rentals and leases and other operating expenses resulted primarily from new hospital acquisitions in the fourth quarter of 2001 and in the second quarter of 2002 and from the addition of new services and increased physician recruiting. The consolidated provision for doubtful accounts decreased to 7.9% of revenues in 2002 from 8.8% of revenues in 2001, primarily related to improvement in days in accounts receivable and increased up-front cash collections.

     Depreciation and amortization expense increased to $32.3 million, or 4.8% of revenues, in 2002 from $28.0 million, or 5.6% of revenues in 2001. The increase in depreciation and amortization resulted primarily from the acquisition of hospitals in 2002 and 2001 as previously mentioned and capital expenditures at hospitals owned during both periods, offset by non-amortization of goodwill in 2002, which had an impact of approximately $6.2 million. Interest expense increased to $21.3 million in 2002 from $11.1 million in 2001, an increase of 91.9%. This was a result of increased borrowings to finance the acquisition of additional hospitals in the fourth quarter of 2001 and in 2002, and interest on the $172.0 million principal amount of 4½% Convertible Subordinated Notes issued in October 2001.

     Income from continuing operations before provision for income taxes was $59.3 million for the year ended December 31, 2002, compared to $57.1 million in 2001, an increase of 3.8%.

     Our provision for income taxes was $23.7 million for the year ended December 31, 2002, compared to $24.1 million in 2001. These provisions reflect effective income tax rates of 40.0% in 2002 and 42.2% in 2001. See Note 8 of the notes to our consolidated financial statements for information regarding differences between effective tax rates and statutory rates.

     Income from continuing operations was $35.6 million, or 5.3% of revenues, in 2002, compared to $33.1 million or 6.6% of revenues, in 2001.

     In 2002, income from discontinued operations totaled $0.5 million compared to a loss of $0.1 million in 2001.

Liquidity and Capital Resources

     At December 31, 2003, we had working capital from continuing operations of $128.3 million, including cash and cash equivalents of $46.1 million, compared to working capital from continuing operations of $99.4 million, including $14.6 million in cash and cash equivalents at December 31, 2002.

     Cash provided by operating activities was $106.2 million in 2003, compared to $92.1 million for the prior year, primarily due to an increase in income from continuing operations. Cash used in investing activities was down significantly to $57.0 million in 2003, from $216.7 million in 2002, primarily due to the purchases of Memorial Hospital of Martinsville and Henry County in May 2002, and Los Alamos Medical Center in June 2002. Net cash used in financing activities totaled $16.3 million in 2003 compared to $101.3 million of net cash provided by financing activities during the same period last year. Net cash provided by financing activities in 2002 primarily reflected borrowings under our revolving credit facility to fund the two hospital acquisitions.

     During 2003, we received $194.2 million in net proceeds from the issuance of the 7½% Senior Subordinated Notes due 2013. We used the proceeds, along with existing cash, to repay all amounts outstanding ($114.3 million) on our senior credit facility and to repurchase $74.0 million principal amount of our 4½% Convertible Subordinated Notes due 2005. At December 31, 2003, we had $246.4 million (net of outstanding letters of credit) available for borrowing under our senior credit facility.

     In May 2003, the Board of Directors authorized the repurchase from time to time and subject to market conditions of our 4½% Convertible Subordinated Notes in open market or privately negotiated transactions. Of the $150.0 million principal amount of the 4½% Notes originally issued, we had $76.0 million principal amount outstanding at December 31, 2003. Additional repurchases, if any, will be made out of cash provided by operations.

     We intend to acquire additional acute care facilities and are actively seeking out such acquisitions. There can be no assurance that we will not require additional debt or equity financing for any particular acquisition. Also, we continually review our capital needs and financing opportunities and may seek additional equity or debt financing for our acquisition program or other needs.

     Our shelf registration statement on Form S-3, providing for the offer, from time to time, of common stock and debt securities up to an aggregate of $300.0 million, remains effective. Following the issuance of $200.0 million aggregate principal amount of our 7½% Senior Subordinated Notes in May 2003, the shelf registration statement remains available for the issuance of up to $100.0 million of additional securities, subject to market conditions and our capital needs.

     Capital expenditures for our owned and leased hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2004 of approximately $50.0 million, exclusive of any acquisitions of businesses or new hospital construction projects. Planned capital expenditures for 2004 consist principally of capital improvements to owned and leased hospitals. We expect to incur approximately $46.0 million in new hospital construction projects related to one hospital in Bluffton, South Carolina and one hospital in Ft. Mohave, Arizona. We anticipate opening the South Carolina hospital by the first quarter of 2005 and the Arizona hospital in the second half of 2005. We are obligated to construct a new facility at our Eunice, Louisiana location contingent upon the existing facility meeting specified operating targets. At December 31, 2003, the specified operating targets had not been met. A replacement facility, if constructed, at Eunice is estimated to cost approximately $25.3 million. We expect to fund these expenditures through cash provided by operating activities and borrowings under our revolving credit facility.

     Our management anticipates that operations and amounts available under our senior credit facility will provide sufficient liquidity for the next twelve months.

     The following table reflects a summary of our obligations and commitments outstanding as of December 31, 2003.

	Payments due by period

	Less than 1
	year	1-2 years	3-4 years	Thereafter	Total

			(in thousands)
Contractual Cash Obligations:
Long-term debt	$—	$75,970	$172,500	$196,634	$445,104
Capital lease obligations, with interest	1,037	987	946	2,115	5,085
Operating leases	6,810	11,274	9,572	15,610	43,266

Subtotal	$7,847	$88,231	$183,018	$214,359	$493,455

	Amount of commitment expiration per period

	Less than 1
	year	1-2 years	3-4 years	Thereafter	Total

	(in thousands)
Other Commitments:
Letters of credit	$3,565	$—	$—	$—	$3,565
Construction and improvement commitments	75,204	9,838	—	—	85,042
Physician commitments(1)	17,304	1,187	—	—	18,491

Subtotal	$96,073	$11,025	$—	$—	$107,098

Total obligations and commitments	$103,920	$99,256	$183,018	$214,359	$600,553

     (1) Represents the aggregate of our contractual obligations for advances to physicians as reflected in physician recruiting agreements. See Note 11 to our consolidated financial statements starting on page F-1 of this report. Amounts shown are calculated based on the full extent of the obligation set forth in the agreements, although the actual amount of such advances often depends on the financial performance of the physician’s practice during the first year after relocating to the community. In most cases, the amounts advanced under the agreements are significantly less than the contractual commitment.

Critical Accounting Policies

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. The following represent the estimates that we consider most critical to our operating performance and involve the most complex assumptions and assessments.

Allowance for Doubtful Accounts

     Our ability to collect outstanding receivables from third-party payors and others is critical to our operating performance and cash flows. The primary collection risk lies with uninsured patient accounts or patient accounts for which a balance remains after primary insurance has paid. Our policy with respect to estimating an allowance for doubtful accounts is to reserve 50% of all self-pay accounts receivable at 120 days and 100% of all self-pay accounts at 150 days. Our allowance for doubtful accounts increased, as a percentage of accounts receivable net of contractual adjustments, to 37.4% in 2003 from 37.1% in 2002. We continually monitor our accounts receivable balances and utilize cash collections data and other analytical tools to support the basis for our estimates of the provision for doubtful accounts. In addition, we perform hindsight procedures on historical collection and write-off experience to determine the reasonableness of our policy for estimating the allowance for doubtful accounts. We do not pursue collection of amounts related to patients that qualify for charity care under our guidelines. Charity care accounts are deducted from gross revenue and do not affect the provision for doubtful accounts. Significant changes in payor mix or business office operations, or deterioration in aging accounts receivable could result in a significant increase in this allowance.

Allowance for Contractual Discounts

     The percentage of our net patient revenue derived from Medicare, Medicaid and other payors that receive discounts from our standard charges continues to be high. For the year ended December 31, 2003, Medicare, Medicaid and discounted plan patients accounts for a combined 93.0% of net patient revenue from continuing operations, compared to 94.9% in 2002. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are often complex and subject to interpretation and adjustment. We use an exhibit system to estimate the allowance for contractual discounts on a payor-specific basis, given our interpretation of the applicable regulations or contract terms. We have invested significant human resources and information systems to improve the estimation process; however, the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process. In addition, we reserve 100% of all other payor class accounts receivable consisting of Medicare, Medicaid, and other insurance payors at 365 days.

General and Professional Liability Reserves

     We purchased a professional liability claims made reporting policy effective January 1, 2003. This coverage is subject to a $5.0 million self-insured retention per occurrence for general and professional liability and provides coverage up to $50.0 million for claims incurred during the annual policy term. This retention amount increases our exposure for claims occurring prior to December 31, 2002, and reported on or after January 1, 2003 due to the increased retention amount as compared to prior years. In 2002, the Company had a claims-made reporting policy subject to a $750,000 deductible and a $2.0 million self-insured retention per occurrence, providing coverage up to $51.0 million for claims incurred during the annual policy term in 2002. In 2001, we maintained insurance for individual malpractice claims exceeding $50,000 per medical incident, subject to an annual maximum of $500,000 for claims occurring and reported in 2001. We purchased a tail policy that provides an unlimited claim reporting period for our professional liability for claims incurred in 2000 and prior years. We estimate our self-insured retention portion of the malpractice risks using an outside actuary which uses historical claims data, demographic factors, severity factors and other actuarial assumptions. The estimated accrual for malpractice claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the relatively short period of time in which we have owned some of our healthcare facilities, as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership. While management monitors current claims closely and considers outcomes when estimating our insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates. We maintain a reserve to cover both reported claims and claims that have been incurred but not yet reported within our self-insured retention.

Workers’ Compensation Reserves

     Workers’ compensation claims are insured with a large deductible with stop loss limits of $100,000 per accident and a $1.9 million and $2.2 million minimum cap on total losses for the 1999 and 2000 years, respectively, and $250,000 per accident and a $6.6 million and $3.0 million minimum cap on total losses for the 2002 and 2001 years, respectively. We increased our deductible loss amount to $500,000 per accident effective January 1, 2003. The minimum cap for total 2003 losses is $12.0 million. Our arrangement with the insurance provider allows us to prepay the expected amounts of annual workers’ compensation claims, which is based upon claims experience. The claims processor tracks payments for the policy year. At the end of the policy year, the claims processor compares the total amount prepaid by us to the actual amount paid by the claims processor. This comparison ultimately will result in a receivable from or a payable to the claims processor.

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

Goodwill and Long-Lived Assets, Including Impairment

     Our consolidated financial statements primarily include the following types of long-lived assets: property and equipment, goodwill and other intangible assets. Property and equipment purchased in the normal course of business are recorded at the cost of the purchase and a useful life is assigned based upon the nature of the asset in comparison to our policy. We also, in connection with our acquisition of businesses, acquire property and equipment, goodwill and other intangible assets. We use outside firms to perform a valuation of these acquired assets for the purpose of allocating the purchase price of the acquisition. As a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we have obtained valuation reports to identify property and equipment, as well as any intangible assets purchased in our acquisitions. Based on the valuation reports completed to date, the only identifiable intangible assets valued have been non-compete agreements and licenses and accreditations, which have had minimal associated value; the remainder was goodwill. In accordance with SFAS No. 142, goodwill resulting from acquisitions after June 30, 2001 has not been amortized.

     Impairment of goodwill is governed by SFAS No. 142. In accordance with the adoption of SFAS No. 142, we completed our transitional impairment test prior to June 30, 2002 as of the beginning of 2002. The results of our review indicated that no impairment was present related to the adoption of this accounting standard. Additionally, we completed our annual impairment test as of October 1, 2003. The results of our 2003 review indicated that no impairment occurred, other than for Glades General Hospital, as discussed below. Our annual impairment test is based upon a combination of market capitalization and a projected run-rate for income from continuing operations before provision for income taxes, depreciation and amortization, interest, minority interests, loss on sale of assets and loss on extinguishment of debt (adjusted for a multiple of earnings) for the consolidated company. The results of this annual impairment test indicated no impairment has occurred.

     Impairment of long-lived assets other than goodwill is governed by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted this statement effective January 1, 2002. In accordance with the standard, in connection with the proposed sale of Glades General Hospital, the Company recorded an after tax impairment charge of $8.9 million related to the write-off of goodwill associated with the hospital, the write-off of the net book value of physician recruiting costs and the write down of other long-lived assets of the hospital to their net realizable value, less costs to sell.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our policy is not to hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. Our primary market risk involves interest rate risk. Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% - 80% of our debt at a fixed rate, either by borrowing on a long-term basis or entering into an interest rate swap. At December 31, 2003, approximately 77% of our outstanding debt was effectively at a fixed rate. We entered into an interest rate swap agreement which effectively converted, for a ten-year period, $100.0 million of the $200.0 million fixed-rate borrowings under our 7½% Senior Subordinated Notes due 2013 to floating rate borrowings. Floating rate borrowings are based on LIBOR plus 2.79% over the term of the agreement. Our interest rate swap is a fair value hedge. We are exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. We anticipate that the counterparty will fully satisfy its obligations under the contract.

     The carrying amount of our total long-term debt, less current maturities, of $448.0 million and $460.4 million at December 31, 2003 and 2002, respectively, approximated fair value. At the December 31, 2003 borrowing level, a hypothetical 1% increase in interest rates, considering the effect of the interest rate hedge agreement, would have no significant impact on our net income and cash flows. A hypothetical 1% increase in interest rates on the fixed-rate debt would not have a material impact on the fair value of such debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements can be found beginning at page F-1 following this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report. Based on their evaluation of such controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

     We continue to evaluate our internal controls and procedures and implement additional procedures to ensure accurate and consistent reporting of financial results from period to period. There have been no significant changes in our internal controls over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the executive officers and directors of our company and the identification of our “audit committee financial expert” is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 18, 2004. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2003.

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 18, 2004.

     Our board of directors has adopted a written Code of Ethics, applicable to our Chief Executive Officer, Chief Financial Officer and Controller. We will provide a copy of our Code of Ethics to anyone, without charge, upon request.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to the compensation of our executive officers is incorporated by reference from our proxy statement relating to our annual meeting of shareholders to be held on May 18, 2004, except that the “Comparative Performance Graph” and the “Compensation Committee Report on Executive Compensation” included in the proxy statement are expressly not incorporated herein by reference. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information with respect to the security ownership of certain beneficial owners of our common stock and management and with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 18, 2004. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions between our company and its executive officers and directors is incorporated by reference from our proxy statement relating to the annual meeting of shareholders to be held on May 18, 2004. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning fees paid to and services provided by our independent auditing firm and information concerning the pre-approval policies and procedures of our audit committee for audit and non-audit services appears in our proxy statement relating to our annual meeting of shareholders to be held on May 18, 2004 and is incorporated herein by reference. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2003.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) List of Financial Statements and Financial Statement Schedule

     The Consolidated Financial Statements of our company required to be included in Part II, Item 8 are indexed on Page F-1 and submitted as a separate section of this report.

(a)(3) Exhibits

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2000, Commission File No. 0-23639)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on May 22, 2002 (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3/A filed June 11, 2002, Registration No. 333-86578)

3.3	Amended and Restated Bylaws of Province Healthcare Company (incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated December 12, 2002, Commission File No. 0-23639)

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3/A filed June 11, 2002, Registration No. 333-86578)

4.2	Indenture, dated as of November 20, 2000 between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4½% Convertible Subordinated Notes due 2005 (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3, dated January 24, 2001, Registration No. 333-54192)

4.3	Registration Rights Agreement, dated as of November 20, 2000, among Province Healthcare Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, UBS Warburg LLC, First Union Securities, Inc. and Robertson Stephens, Inc. as Initial Purchasers (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3, dated January 24, 2001, Registration No. 333-54192)

4.4	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4¼% Convertible Subordinated Notes due 2008 (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3, filed December 20, 2001, Registration No. 333-75646)

4.5	Registration Rights Agreement, dated as of October 10, 2001, among Province Healthcare Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Securities, Inc., UBS Warburg LLC and Banc of America Securities LLC as Initial Purchasers (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3, filed December 20, 2001, Registration No. 333-75646)

Exhibit
Number	Description of Exhibit

4.6	Rights Agreement, dated as of January 3, 2003, between Province Healthcare Company and Wachovia Bank, N.A. (incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated January 3, 2003, Commission File No. 0-23639)

4.7	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2003, Commission File No. 0-23639)

4.8	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee, with respect to the issuance of 7½% Senior Subordinated Notes due 2013 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2003, Commission File No. 0-23639)

10.1	Stockholders Agreement, dated as of December 17, 1996, by and among Brim, Inc., GTCR Fund IV, L.P., Leeway & Co., First Union Corporation of Virginia, AmSouth Bancorporation, Martin S. Rash, Richard D. Gore, Principal Hospital Company and certain other stockholders (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1, filed August 27, 1997, Registration No. 333-34421)

10.2	First Amendment to Stockholders Agreement, dated as of July 14, 1997, by and among Province Healthcare Company, GTCR Fund IV, L.P., Martin S. Rash, Richard D. Gore and certain other stockholders (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed November 13, 1997, Registration No. 333-34421)

10.3	Second Amendment to Stockholders Agreement, dated as of September 30, 1997, between Province Healthcare Company, GTCR Fund IV, L.P., Martin S. Rash, Richard D. Gore and certain other stockholders (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed November 13, 1997, Registration No. 333-34421)

10.4	Registration Agreement, dated as of December 17, 1996, by and among Brim, Inc., Principal Hospital Company, GTCR Fund IV, L.P., Leeway & Co., First Union Corporation of Virginia, AmSouth Bancorporation and certain other stockholders (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1, filed August 27, 1997, Registration No. 333-34421)

10.5	Senior Management Agreement, dated as of December 17, 1996, between Brim, Inc., Martin S. Rash, GTCR Fund IV, L.P., Leeway & Co. and Principal Hospital Company (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1, filed August 27, 1997, Registration No. 333-34421)

10.6	First Amendment to Senior Management Agreement, dated as of July 14, 1997, between Province Healthcare Company, Martin S. Rash and GTCR Fund IV, L.P. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed November 13, 1997, Registration No. 333-34421)

10.7	Second Amendment to Senior Management Agreement, dated as of October 15, 1997, between Province Healthcare Company, Martin S. Rash and GTCR Fund IV, L.P. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed November 13, 1997, Registration No. 333-34421)

Exhibit
Number	Description of Exhibit

10.8	Executive Severance Agreement by and between Province Healthcare Company and Martin S. Rash, dated October 18, 1999 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended March 31, 2000, Commission File No. 0-23639)(B)

10.9	Executive Severance Agreement by and between Province Healthcare Company and James Thomas Anderson, dated October 18, 1999 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended March 31, 2000, Commission File No. 0-23639)(B)

10.10	Executive Severance Agreement by and between Province Healthcare Company and Daniel S. Slipkovich, dated February 1, 2004 (A)(B)

10.11	Executive Severance Agreement by and between Province Healthcare Company and Howard T. Wall, III, dated October 18, 1999 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended March 31, 2000, Commission File No. 0-23639) (B)

10.12	Executive Severance Agreement by and between Province Healthcare Company and Roberto G. Pantoja, dated January 1, 2004 (A)(B)

10.13	Executive Severance Agreement by and between Province Healthcare Company and Samuel H. Moody, dated August 22, 2002 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, Commission File No. 0-23639)(B)

10.14	Executive Severance Agreement by and between Province Healthcare Company and Christopher T. Hannon, dated October 23, 2002 (incorporated by reference to the exhibits filed with the Registrant’s Annual Report filed on Form 10-K for the fiscal period ended December 31, 2002) (B)

10.15	Province Healthcare Company Amended and Restated Employee Stock Purchase Plan (incorporated by reference to the exhibits filed with the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 26, 2002, Commission File No. 0-23639)(B)

10.16	Province Healthcare Company Amended and Restated 1997 Long-Term Equity Incentive Plan (incorporated by reference to the exhibits filed with the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 26, 2002, Commission File No. 0-23639) (B)

10.17	Lease Agreement, dated October 1, 1996, by and between County of Starke, State of Indiana, and Principal Knox Company (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1, filed August 27, 1997, Registration No. 333-34421)

10.18	Lease Agreement, dated December 1, 1993, by and between Palo Verde Hospital Association and Brim Hospitals, Inc. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed October 8, 1997, Registration No. 333-34421)

10.19	Lease Agreement, dated May 15, 1986, as amended, by and between Fort Morgan Community Hospital Association and Brim Hospitals, Inc. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed October 8, 1997, Registration No. 333-34421)

Exhibit
Number	Description of Exhibit

10.20	Lease Agreement, dated April 24, 1996, as amended, by and between Parkview Regional Hospital, Inc. and Brim Hospitals, Inc. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed October 8, 1997, Registration No. 333-34421)

10.21	Lease Agreement and Annex, dated June 30, 1997, by and between The Board of Trustees of Needles Desert Communities Hospital and Principal-Needles, Inc. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1, filed August 27, 1997, Registration No. 333-34421)

10.22	Lease and Management Agreement and Annex, dated June 9, 1998, by and between St. Landry Parish Hospital Service District No. 1 and PHC-Eunice, Inc. (incorporated by reference to the exhibits filed with the Registrant’s Annual Report filed on Form 10-K for the fiscal period ended December 31, 2001, Commission File No. 0-23639)

10.23	Lease Agreement, dated February 15, 2000, by and between The City of Ennis, Texas, PRHC-Ennis, L.P. and Province Healthcare Company (incorporated by reference to the exhibits filed with the Registrant’s Annual Report filed on Form 10-K for the fiscal period ended December 31, 2001, Commission File No. 0-23639)

10.24	Lease Agreement and Annex, dated as of December 7, 2001, by and among Hospital Service District No. 2 of the Parish of St. Mary, State of Louisiana, PHC-Morgan City, L.P. and Province Healthcare Company. (incorporated by reference to the exhibits filed with the Registrant’s Annual Report filed on Form 10-K for the fiscal period ended December 31, 2001, Commission File No. 0-23639)

10.25	Lease Agreement, dated December 17, 1996, between Brim, Inc. and Encore Senior Living, L.L.C. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed October 8, 1997, Registration No. 333-34421)

10.26	Corporate Purchasing Agreement, dated April 21, 1997, between Aligned Business Consortium Group and Principal Hospital Company (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1, filed August 27, 1997, Registration No. 333-34421)

10.27	First Amendment to Securities Purchase Agreement, dated as of December 31, 1997, between Principal Hospital Company and Leeway & Co. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed November 13, 1997, Registration No. 333-34421)

10.28	Amended and Restated Agreement of Limited Partnership, dated June 30, 1997, between PHC of Delaware, Palestine-Principal G.P., Inc., Palestine-Principal, Inc. and Mother Frances Hospital Regional Healthcare Center (incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K, for the fiscal period ended December 31, 2000, Commission File No. 0-23639)

10.29	Amended and Restated Participation Agreement, dated as of November 13, 2001, among Province Healthcare Company, as Construction Agent and Lessee, various parties as Guarantors, Wells Fargo Bank Northwest, National Association, as the Owner Trustee under the PHC Real Estate Trust 1998-1, various banks and lending institutions as Holders, various banks and lending institutions as Lenders, Bank of America, N.A. as Syndicate Agent, UBS Warburg LLC, as Co-Documentation Agent, Merrill Lynch, as Co-Documentation Agent, First Union Securities, Inc., as Sole Book-Runner and Co-Lead Arranger, Bank of America, N.A., as Co-Lead Manager and First Union National Bank, as Agent (incorporated by reference to the exhibits filed with the Registrant’s Annual Report filed on Form 10-K

Exhibit
Number	Description of Exhibit

for the fiscal period ended December 31, 2001, Commission File No. 0-23639)

10.30	Amendment No. 1 to Certain Operative Agreements dated as of March 29, 2002, among Province Healthcare Company, as the Lessee and as the Construction Agent, the various parties thereto from time to time, as guarantors, Wells Fargo Bank Northwest, National Association (formerly known as First Security Bank, National Association), as the Owner Trustee, the various banks and other lending institutions which are parties thereto from time to time, as holders, the various banks and other lending institutions which are parties thereto from time to time, as lenders and First Union National Bank, as the agent for the lenders and respecting the Security Documents, as the agent for the Lenders and the Holders, to the extent of their interests (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q for the quarterly period ended March 31, 2002, Commission File No. 0-23639)

10.31	Third Amended and Restated Senior Credit Agreement, dated as of November 13, 2001, among Province Healthcare Company, First Union National Bank, as Agent and Issuing Bank, and various parties thereto (incorporated by reference to the exhibits filed with the Registrant’s Annual Report filed on Form 10-K for the fiscal period ended December 31, 2001, Commission File No. 0-23639)

10.32	Asset Purchase Agreement, dated April 29, 1998, between Province Healthcare Company, PHC-Lake Havasu, Inc. and Samaritan Health System (incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated May 14, 1998, Commission File No. 0-23639)

10.33	Asset Sale Agreement, dated July 23, 1999, between Tenet Healthcare Corporation and Province Healthcare Company (incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated October 18, 1999, Commission File No. 0-23639)

10.34	Amendment No. 1 to Asset Sale Agreement, dated September 29, 1999, between Tenet Healthcare Corporation and Province Healthcare Company (incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated October 18, 1999, Commission File No. 0-23639)

10.35	Second Amendment to Credit Agreement and Consent, dated March 28, 2003, among Province Healthcare Company, Wachovia Bank, National Association, as Agent, and various parties thereto (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended March 31, 2003 Commission File No. 0-23639)

10.36	Amendment No. 2 to Certain Operative Agreement, dated as of March 28, 2003, among Province Healthcare Company, as the Lessee and as the Construction Agent, the various parties thereto from time to time, as guarantors, Wells Fargo Bank Northwest National Association, as the Owner Trustee, the various banks and other lending institutions which are parties thereto from time to time, as holders, the various banks and lending institutions which are parties thereto from time to time, as lenders, and Wachovia Bank, National Association, as the agent for the Lenders and respecting the Security Documents, as the agent for the Lenders and the Holders (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended March 31, 2003 Commission File No. 0-23639)

10.37	Third Amendment to Credit Agreement and Consent, dated May 27, 2003, among Province Healthcare Company, Wachovia Bank, National Association, as Agent, and various parties thereto (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report field on Form 10-Q, for the quarterly period ended June 30, 2003, Commission File No. 0-23639)

10.38	Fourth Amendment to Credit Agreement and Consent, dated June 30, 2003, among Province Healthcare

Exhibit
Number	Description of Exhibit

Company, Wachovia Bank, National Association, as Agent, and various parties thereto (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report field on Form 10-Q, for the quarterly period ended June 30, 2003, Commission File No. 0-23639)

10.39	Employment Agreement with John M. Rutledge, dated February 1, 2004 (A)(B)

21.1	Subsidiaries of the Registrant (A)

23.1	Consent of Ernst & Young LLP (A)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (A)

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (A)

32.1	Certifications pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (C)

(A)	Filed herewith

(B)	Management Compensatory Plan or Arrangement

(C)	Furnished herewith

(b)	Reports on Form 8-K

On October 28, 2003, we filed a Current Report on Form 8-K to announce financial results for the quarter ended September 30, 2003.

On December 17, 2003, we filed a Current Report on Form 8-K to announce the selection of our Company’s bid to purchase the 286-bed Memorial Medical Center in Las Cruces, New Mexico.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Province Healthcare Company

By:	/s/ Roberto G. Pantoja

Roberto G. Pantoja Vice President and Controller

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

/s/ Martin S. Rash Martin S. Rash	Chairman of the Board and Chief Executive Officer	March 8, 2004

/s/ Winfield C. Dunn Winfield C. Dunn	Director	March 8, 2004

/s/ Paul J. Feldstein Paul J. Feldstein	Director	March 8, 2004

/s/ Michael P. Haley Michael P. Haley	Director	March 8, 2004

/s/ David R. Klock David R. Klock	Director	March 8, 2004

/s/ Joseph P. Nolan Joseph P. Nolan	Director	March 8, 2004

/s/ John M. Rutledge John M. Rutledge	Director	March 8, 2004

/s/ David L. Steffy David L. Steffy	Director	March 8, 2004

/s/ Christopher T. Hannon Christopher T. Hannon	Senior Vice President and Chief Financial Officer	March 8, 2004

PROVINCE HEALTHCARE COMPANY
FORM 10-K - ITEM 8 AND ITEM 15(a)(1)

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements are filed as a part of this report under Item 8—Financial Statements and Supplementary Data:

Financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Province Healthcare Company

     We have audited the accompanying consolidated balance sheets of Province Healthcare Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Province Healthcare Company and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, the Company changed, in 2002, its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 10, 2004

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$46,134	$14,648
Accounts receivable, less allowance for doubtful accounts of $66,875 in 2003 and $64,762 in 2002	111,957	109,948
Inventories	18,424	19,203
Prepaid expenses and other	11,832	13,649
Assets of discontinued operations	14,569	26,374

Total current assets	202,916	183,822

Property and equipment, net	460,031	440,358
Goodwill	309,271	311,172
Unallocated purchase price	—	466
Other assets	36,907	36,681

	$1,009,125	$972,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,343	$19,735
Accrued salaries and benefits	28,740	24,478
Accrued expenses	14,238	12,877
Current portion of long-term debt	743	974
Liabilities of discontinued operations	2,749	4,947

Total current liabilities	62,813	63,011

Long-term debt, less current portion	447,956	460,370
Other liabilities	49,573	33,304
Minority interests	1,910	2,612
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock - $0.01 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.01 par value; 150,000,000 shares authorized, 48,841,157 shares and 48,581,549 shares issued and outstanding at December 31, 2003 and 2002, respectively	488	486
Additional paid-in-capital	306,091	304,102
Retained earnings	141,186	109,567
Accumulated other comprehensive loss	(892)	(953)

Total stockholders’ equity	446,873	413,202

	$1,009,125	$972,499

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Net patient revenue	$735,841	$649,954	$480,627
Other	26,137	23,279	21,460

	761,978	673,233	502,087
Expenses:
Salaries, wages and benefits	287,466	266,651	195,261
Purchased services	69,388	70,205	47,700
Supplies	95,675	84,524	56,385
Provision for doubtful accounts	72,678	53,059	44,258
Other operating expenses	96,568	77,341	54,663
Rentals and leases	9,323	8,592	7,134
Depreciation and amortization	37,753	32,313	28,017
Interest expense	26,262	21,285	11,071
Minority interests	260	34	267
Loss (gain) on sale of assets	86	(77)	196
Loss on early extinguishment of debt	486	—	—

Total expenses	695,945	613,927	444,952

Income from continuing operations before provision for income taxes	66,033	59,306	57,135
Income taxes	23,345	23,731	24,084

Income from continuing operations	42,688	35,575	33,051
Discontinued operations, net of tax:
(Loss) earnings from operations	(2,117)	537	(143)
Impairment of assets	(8,952)	—	—

	(11,069)	537	(143)

Net income	$31,619	$36,112	$32,908

Earnings (loss) per common share:
Basic:
Continuing operations	$0.88	$0.74	$0.70
Discontinued operations:
(Loss) earnings from operations	(0.04)	0.01	—
Impairment of assets	(0.18)	—	—

Net income	$0.65	$0.75	$0.70

Diluted:
Continuing operations	$0.86	$0.72	$0.68
Discontinued operations:
(Loss) earnings from operations	(0.04)	0.01	(0.01)
Impairment of assets	(0.15)	—	—

Net income	$0.67	$0.73	$0.67

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2000	46,362,882	$463	$273,704	$40,547	$—	$314,714
Exercise of stock options and related income tax benefit	844,339	9	13,253	—	—	13,262
Treasury stock	(2,319)	—	(45)	—	—	(45)
Issuance of common stock from employee stock purchase plan	284,082	3	2,036	—	—	2,039
Comprehensive income:
Net income	—	—	—	32,908	—	32,908
Cumulative effect of change in accounting for derivative financial instruments, net of tax of $42	—	—	—	—	(58)	(58)
Change in fair value of derivatives, net of tax of $504	—	—	—	—	(815)	(815)

						32,035

Balance at December 31, 2001	47,488,984	475	288,948	73,455	(873)	362,005
Exercise of stock options and related income tax benefit	1,031,998	10	13,952	—	—	13,962
Treasury stock	1,545	—	45	—	—	45
Issuance of common stock from employee stock purchase plan	59,022	1	1,032	—	—	1,033
Other	—	—	125	—	—	125
Comprehensive income:
Net income	—	—	—	36,112	—	36,112
Change in fair value of derivatives, net of tax of $53	—	—	—	—	(80)	(80)

						36,032

Balance at December 31, 2002	48,581,549	486	304,102	109,567	(953)	413,202
Exercise of stock options and related income tax benefit	143,882	1	828	—	—	829
Issuance of common stock from employee stock purchase plan and other	115,726	1	1,161	—	—	1,162
Comprehensive income:
Net income	—	—	—	31,619	—	31,619
Change in fair value of derivatives, net of tax of $38	—	—	—	—	61	61

						31,680

Balance at December 31, 2003	48,841,157	$488	$306,091	$141,186	$(892)	$446,873

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Income from continuing operations	$42,688	$35,575	$33,051
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	37,753	32,313	28,017
Deferred income taxes	14,217	8,947	6,191
Provision for professional liability	5,476	7,209	200
Loss on early extinguishment of debt	486	—	—
Loss (gain) of sale of assets	86	(77)	196
Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	(994)	6,410	(13,666)
Inventories	712	(1,311)	(1,425)
Prepaid expenses and other	(2,662)	7,555	(15,622)
Accounts payable and accrued expenses	(3,992)	(5,254)	(2,411)
Accrued salaries and benefits	4,262	(141)	829
Other	8,205	885	631

Net cash provided by operating activities	106,237	92,111	35,991
Cash flows from investing activities:
Purchase of property and equipment	(57,013)	(45,522)	(70,148)
Purchase of hospitals and healthcare entities	—	(171,157)	(97,607)

Net cash used in investing activities	(57,013)	(216,679)	(167,755)
Cash flows from financing activities:
Proceeds from long-term debt	194,199	134,321	337,939
Repayments of debt	(213,049)	(44,048)	(178,348)
Issuance of common stock	2,574	11,037	11,969

Net cash (used in) provided by financing activities	(16,276)	101,310	171,560

Net cash provided by (used in) continuing operations	32,948	(23,258)	39,796
Net cash used in discontinued operations	(1,462)	(1,076)	(814)

Increase (decrease) in cash and cash equivalents	31,486	(24,334)	38,982
Cash and cash equivalents at beginning of period	14,648	38,982	—

Cash and cash equivalents at end of period	$46,134	$14,648	$38,982

Supplemental cash flow information:
Cash paid for interest	$23,986	$19,958	$9,742

Cash paid for income taxes, net	$10,322	$14,848	$28,185

Acquisitions:
Assets acquired	$—	$181,268	$109,014
Liabilities assumed	—	(10,111)	(11,407)

Cash paid, net of cash acquired	$—	$171,157	$97,607

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

1. ORGANIZATION AND ACCOUNTING POLICIES

Organization

     Province Healthcare Company (the “Company”) was founded on February 2, 1996, and is engaged in the business of owning, leasing and managing hospitals in non-urban communities throughout the United States. At December 31, 2003, the Company owned or leased 20 general acute care hospitals in 13 states. On January 5, 2004, the Company signed a letter of intent to permit the Palm Beach Healthcare District to reacquire Glades General Hospital in Belle Glade, Florida. This transaction is expected to close in the first half of 2004. Pursuant to the 2003 plan of divestiture, the operations and non-cash impairment of assets charge related to this hospital are reported as discontinued operations. The Company’s remaining 19 hospitals are reported as continuing operations, with a total of 2,189 licensed beds that accounted for 97.9%, 97.8% and 96.9% of its revenues from continuing operations in 2003, 2002, and 2001, respectively. At December 31, 2003, the Company also provided management services that accounted for 2.1%, 2.2% and 3.1% of its revenues from continuing operations in 2003, 2002, and 2001, respectively, to 36 primarily non-urban hospitals in 14 states, with a total of 2,985 licensed beds.

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and partnerships in which the Company or one of its subsidiaries is a general partner and has a majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, contractual discounts, risk management reserves and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

(a)	Allowance for Doubtful Accounts. The Company’s ability to collect outstanding receivables from third-party payors and others is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patient accounts or patient accounts for which a balance remains after primary insurance has paid. The Company’s policy with respect to estimating its allowance for doubtful accounts is to reserve 50% of all self-pay accounts receivable at 120 days and 100% of all self-pay accounts at 150 days. The Company continually monitors its accounts receivable balances and utilizes cash collections data and other analytical tools to support the basis for its estimates of the provision for doubtful accounts. In addition, the Company performs hindsight procedures on historical collection and write-off experience to determine the reasonableness of its policy for estimating the allowance for doubtful accounts. The Company does not pursue collection of amounts related to patients that qualify for charity care under its guidelines. Charity care accounts are deducted from gross revenue and do not affect the provision for doubtful accounts. Significant changes in payor mix or business office operations, or deterioration in aging accounts receivable could result in a significant increase in this allowance.

(b)	Allowance for Contractual Discounts. The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from our standard charges. For the year ended December 31, 2003, Medicare, Medicaid and discounted plan patients accounted for a combined 93.0% of net patient revenue from continuing operations, compared to 94.9% for the year ended December 31, 2002. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are often complex and subject to interpretation and adjustment. The Company utilizes an exhibit system to estimate the allowance for contractual discounts on a payor - specific basis, given its interpretation of the applicable regulations or contract terms. However, the services authorized and provided and resulting reimbursement, are often subject to interpretation. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process. In addition, the Company reserves 100% of Medicare, Medicaid, and other insurance payors accounts receivable at 365 days.

(c)	Risk Management Reserves. The Company purchased a professional liability claims-made reporting policy effective January 1, 2003. This coverage is subject to a $5.0 million self-insured retention per occurrence for general and professional liability and provides coverage up to $50.0 million for claims incurred during the annual policy term. This retention amount increases our exposure for claims occurring prior to December 31, 2002 and reported on or after January 1, 2003, due to the increased retention amount as compared to prior years. In 2002, the Company had a claims-made reporting policy subject to a $750,000 deductible and a $2.0 million self-insured retention per occurrence, providing coverage up to $51.0 million for claims incurred during the annual policy term in 2002. In 2001, the Company maintained insurance for individual malpractice claims exceeding $50,000 per medical incident, subject to an annual maximum of $500,000 for claims occurring and reported in 2001. The Company purchased a tail policy that provides an unlimited claim reporting period for its professional liability for claims incurred in 2000 and prior years. The Company estimates its self-insured retention portion of the malpractice risks using an outside actuary which uses historical claims data, demographic factors, severity factors and other actuarial assumptions. The Company maintains a reserve to cover both reported claims and claims that have been incurred but not yet reported within its self-insured retention.

Workers’ compensation claims are insured with a large deductible with stop loss limits of $100,000 per accident and a $1.9 million and $2.2 million minimum cap on total losses for the 1999 and 2000 years, respectively, and $250,000 per accident and a $6.6 million and $3.0 million minimum cap on total losses for the 2002 and 2001 years, respectively. The Company increased the deductible loss amount to $500,000 per accident effective January 1, 2003. The minimum cap for total 2003 losses is $12.0 million. The Company’s arrangement with the insurance provider allows it to prepay the expected amounts of annual workers’ compensation claims, which is based upon claims experience. The claims processor tracks payments for the policy year. At the end of the policy year, the claims processor compares the total amount prepaid by the Company to the actual amount paid by the claims processor. This comparison will ultimately result in a receivable from or a payable to the claims processor.

The Company is fully insured in the commercial marketplace for workers’ compensation claims prior to January 1, 1999. The Company utilized loss run reports provided by the claims administrator to determine the appropriate range of loss reserves for the 1999 year and subsequent years. The Company’s accruals are calculated to cover the risk from both reported claims and claims that have been incurred but not yet reported.

(d)	Intangible Assets. The Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), effective July 1, 2001 and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite lived intangible assets from acquisitions prior to July 1, 2001 are no longer amortized effective January 1, 2002, but are subject to annual impairment tests. In accordance with the new rules, goodwill resulting from acquisitions after June 30, 2001 has not been amortized. Other intangible assets will continue to be amortized over their useful lives.

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

Reclassifications

     As disclosed in Note 2, the operations of Glades General Hospital are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. In addition, certain other prior period amounts have been reclassified to conform to the current year presentation. Such other reclassifications had no material effect on the financial position and results of operations as previously reported.

Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its cash in financial institutions that are federally insured and limits the amount of credit exposure with any one financial institution.

Accounts Receivable

     The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 2003, 2002, and 2001, approximately 48.8%, 56.7%, and 48.6%, respectively, of the Company’s revenues from continuing operations related to patients participating in the Medicare and Medicaid programs. Management recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. Management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its accounts receivable.

Inventories

     Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property and Equipment

     Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. Buildings and improvements are depreciated over estimated useful lives ranging generally from 20 to 40 years. Estimated useful lives of equipment vary generally from 3 to 20 years.

     The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) effective January 1, 2002. Prior to January 1, 2002, the Company recognized impairments of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 144, when events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired, the Company considers the recoverability of assets to be held and used by comparing the carrying amount of the assets to the present value of future net cash flows expected to be generated by the assets. If assets are identified as impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Other Assets

     Other assets consist primarily of costs associated with the issuance of debt which are amortized using the interest method over the life of the related debt, and costs to recruit physicians to the Company’s markets, which are deferred and amortized over the term of the respective physician recruitment agreement, which is generally three years. Amortization of deferred loan costs is included in interest expense. Deferred loan costs totaled $15,305,000 (net of accumulated amortization of $11,940,000) and $11,733,000 (net of accumulated amortization of $8,518,000) at

December 31, 2003 and 2002, respectively. Amortization of physician recruiting costs is included in other operating expenses. Net physician recruiting costs included in the accompanying consolidated balance sheets at December 31, 2003 and 2002 totaled $16,975,000 and $18,049,000, respectively.

Other Noncurrent Liabilities

     Other noncurrent liabilities consist primarily of insurance liabilities, supplemental deferred compensation liability, and deferred income taxes.

Minority Interests

     The consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities controlled by the Company. Accordingly, the Company has recorded minority interests in the earnings and equity of such consolidated entities.

Patient Revenue

     The Company’s healthcare facilities have entered into agreements with third-party payors, including government programs and managed care health plans, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

     Net patient revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Estimated settlements under third-party reimbursement agreements are accrued in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined (See Note 7).

     The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net patient revenues.

Stock Based Compensation

     The Company, from time to time, grants stock options for a fixed number of common shares to employees and directors at a fixed exercise price. The Company accounts for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and related interpretations, and accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market price of the underlying stock on the date of grant.

     The following proforma information is being presented in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which was adopted by the Company effective January 1, 2003. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share data):

	2003	2002	2001
Net income – as reported	$31,619	$36,112	$32,908
Less pro forma effect of stock option grants	(4,744)	(10,922)	(8,452)

Pro forma net income	$26,875	$25,190	$24,456

Earnings per share – as reported
Basic	$0.64	$0.75	$0.70
Diluted	$0.67	$0.73	$0.67
Earnings per share – pro forma
Basic	$0.55	$0.52	$0.52
Diluted	$0.55	$0.51	$0.50

     In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”), the calculation of diluted earnings per share for the year ended December 31, 2003 using the “if converted” method includes the impact of the Company’s convertible notes. Since the Company reports discontinued operations, income from continuing operations has been utilized in determining whether the convertible notes were dilutive or antidilutive to earnings per share. The convertible notes were dilutive to earnings per share on income from continuing operations and were antidilutive to net income for the year ended December 31, 2003. The convertible notes were antidilutive to earnings per share on pro forma income from continuing operations and pro forma net income for the year ended December 31, 2003.

Interest Rate Swap Agreements

     The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received is recognized over the life of the agreement as an adjustment to interest expense.

     Effective January 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 requires that all derivatives, whether designated in hedging relationships or not, be recognized on the balance sheet at fair value and requires the recognition of the resulting gains or losses as adjustments to earnings or other comprehensive income. In accordance with the provisions of SFAS No. 133, the Company designated its outstanding interest rate swap agreement as a fair value hedge and determined that this hedge qualifies for treatment under the short-cut method of measuring effectiveness. Under the provisions of SFAS No. 133, this hedge is determined to be perfectly effective and there is no requirement to periodically evaluate effectiveness. This derivative and the related hedged debt amount has been recognized in the consolidated financial statements at its respective fair value.

Recently Issued Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. On December 24, 2003, the FASB issued a revision of FIN 46 that replaced the original interpretation and codified proposed modifications and other decisions previously issued through certain FASB Staff Positions, including the deferral of the effective date of applying FIN 46 to certain variable interests. The revised FIN 46 requires the Company to apply the provisions of FIN 46 immediately to any special purpose entities and to any variable interest entities created after January 31, 2003. Application of the provisions will be required for all other variable interest entities in financial statements for periods ending after March 15, 2004. The Company does not anticipate any effect on its consolidated financial position or operating results from the application of FIN 46.

2. DISCONTINUED OPERATIONS

     In the fourth quarter of 2003, management of the Company approved a plan of divestiture for Glades General Hospital (“Glades”) in Belle Glade, Florida, and on January 5, 2004, the Company signed a letter of intent to permit the Palm Beach Healthcare District to reacquire Glades. This transaction is expected to close in the first half of 2004. Pursuant to this plan of divestiture, the operations of Glades are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Operating results for Glades for the years ended December 31, 2003, 2002 and 2001 are presented in the following table (in thousands):

	Year Ended December 31,
	2003	2002	2001
Revenues	$29,710	$31,114	$28,652

Operating expenses	30,926	27,643	25,868
Depreciation and amortization	1,563	1,918	2,162
Interest expense	478	672	1,019
Impairment charge	13,773	—	—

Total expenses	46,740	30,233	29,049

Income before provision for income taxes	(17,030)	881	(397)
Income taxes (benefit)	(5,961)	344	(254)

(Loss) earnings from discontinued operations	$(11,069)	$537	$(143)

     In connection with the decision to sell Glades, the Company wrote off goodwill associated with the hospital, wrote off the net book value of physician recruiting costs and wrote down the long-lived assets of Glades to their estimated net realizable value, less cost to sell. These charges are included in the impairment charge recorded in 2003.

     The major classes of assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2003 and 2002 are as follows (in thousands):

	Year Ended December 31,
	2003	2002
Accounts receivable, net	$5,309	$7,483
Inventories	529	632
Prepaid expenses and other current assets	1,928	979
Property and equipment, net	2,969	7,021
Goodwill	—	8,218
Other assets	—	2,041
Deferred income taxes	3,834	—

Total assets of discontinued operations	14,569	26,374

Accounts payable	552	658
Accrued salaries and benefits	715	902
Accrued expenses	500	321
Long-term debt	982	1,900
Deferred income taxes	—	1,166

Total liabilities of discontinued operations	2,749	4,947

Net assets of discontinued operations	$11,820	$21,427

3. ACQUISITIONS AND GOODWILL

2001 Acquisitions

     In 2001, the Company acquired five hospitals: Selma Regional Medical Center, acquired in July 2001; Ashland Regional Medical Center, acquired in August 2001; Vaughan Regional Medical Center, acquired in October 2001; Medical Center of Southern Indiana, acquired in October 2001; and Teche Regional Medical Center, acquired in December 2001.

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

     The foregoing acquisitions were accounted for using the purchase method of accounting. The operating results of the hospitals acquired in 2002 and 2001 have been included in the accompanying consolidated statements of income from the respective dates of acquisition.

Pro Forma Acquisition Information

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the hospital acquisitions completed in 2002 (in thousands):

Accounts receivable	$12,913
Inventories	2,177
Prepaid expenses and other	119

Total current assets acquired	15,209
Property, plant and equipment	63,457
Unallocated purchase price	466
Goodwill	101,349
Other	787

Total assets acquired	181,268

Total liabilities assumed	10,111

Net assets acquired	$171,157

     The following pro forma information reflects the operations of the hospitals acquired in 2002 and 2001, as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the acquisitions (in thousands, except per share data):

	2002	2001
Revenues	$716,821	$703,517
Net income	38,112	35,454
Earnings per share:
Basic	$0.79	$0.75
Diluted	0.77	0.73

     The pro forma results of operations do not purport to represent what the Company’s results would have been had such transactions, in fact, occurred at the beginning of the periods presented or to project the Company’s results of operations in any future period.

Pro Forma Goodwill Information

     Had the Company been accounting for its goodwill under SFAS No. 142 during the year ended December 31, 2001, the Company’s pro forma net income and earnings per share would have been as follows (in thousands, except per share data):

Reported net income	$32,908
Add: Goodwill amortization, net of tax	4,198

Proforma adjusted net income	$37,106

Basic earnings per share:
Reported net income	$0.70
Add: Goodwill amortization, net of tax	0.09

Proforma adjusted net income	$0.79

Diluted earnings per share:
Reported net income	$0.67
Add: Goodwill amortization, net of tax	0.09

Proforma adjusted net income	$0.76

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Land	$23,344	$21,458
Land improvements	5,292	5,106
Leasehold improvements	19,577	17,337
Buildings and improvements	335,787	313,635
Equipment	192,793	159,754

	576,793	517,290
Less accumulated depreciation and amortization	(122,562)	(85,822)

	454,231	431,468
Construction-in-progress (estimated cost to complete at December 31, 2003 - $85,042)	5,800	8,890

	$460,031	$440,358

     Depreciation expense totaled approximately $37,256,000, $32,204,000 and $21,753,000 in 2003, 2002 and 2001, respectively. Assets under capital leases were $6,206,000 and $59,180,000, net of accumulated amortization of $5,631,000 and $11,965,000 at December 31, 2003 and 2002, respectively. Interest is capitalized in connection with construction projects at the Company’s facilities. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. In 2003 and 2002, $712,000 and $942,000 of interest cost, respectively, was capitalized.

5. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

	December 31,
	2003	2002
Credit facility	$—	$94,000
Senior subordinated notes	196,634	—
Convertible subordinated notes	248,470	322,500

	445,104	416,500
Obligations under capital leases (see Note 10)	3,595	44,844

	448,699	461,344
Less current portion	(743)	(974)

	$447,956	$460,370

Credit Facility

     The Company maintains a bank senior credit facility (“Credit Facility”) of $250,000,000. At December 31, 2003, the Company had outstanding letters of credit of $3,565,000, reducing the amount available under the Credit Facility to $246,435,000.

     The loans under the Credit Facility bear interest, at the Company’s option, at the adjusted base rate or at the adjusted LIBOR rate. The interest rate ranged from 3.54% to 5.04% during 2003. The Company pays a commitment fee, which varies from one-half to three-eighths of one percent of the unused portion, depending on the Company’s compliance with certain financial ratios. The Company may prepay any principal amount outstanding under the Credit Facility at any time before the maturity date of November 13, 2006.

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

     In March, May and June 2003, the Company amended the Credit Facility to (i) add additional hospitals as collateral security, (ii) obtain consent for various transactions, including the issuance of $200,000,000 aggregate principal amount of 7½% Senior Subordinated Notes due 2013, repurchase of a portion of the outstanding 4½% Convertible Subordinated Notes due 2005, and the interest rate swap agreement on a portion of the 7½% Senior Subordinated Notes, and (iii) increase the flexibility of certain leverage and joint venture investment covenants.

7½% Senior Subordinated Notes

     In May 2003, the Company completed its public offering of $200,000,000 aggregate principal amount of 7½% Senior Subordinated Notes due June 1, 2013 (the “7½% Senior Subordinated Notes”). Net proceeds of the offering totaling $194,212,000 were used to repay $114,300,000 in existing borrowings under the Credit Facility and to repurchase $74,030,000 of the Company’s 4½% Convertible Subordinated Notes. The 7½% Senior Subordinated Notes bear interest from May 27, 2003 at the rate of 7½% per year, payable semi-annually on June 1 and December 1, beginning on December 1, 2003. The Company may redeem all or a portion of the 7½% Senior Subordinated Notes on or after June 1, 2008, at the then current redemption prices, plus accrued and unpaid interest. In addition, at any time prior to June 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the 7½% Senior Subordinated Notes within 60 days of one or more common stock offerings with the net proceeds of such offerings at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest. Note holders may require the Company to repurchase all of the holder’s notes at 101% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The 7½% Senior Subordinated Notes are unsecured and subordinated to the Company’s existing and future senior indebtedness. The 7½% Senior Subordinated Notes rank equal in right of payment to the Company’s 4½% Convertible Subordinated Notes due 2005 and its 4¼% Convertible Subordinated Notes due 2008. The 7½% Senior Subordinated Notes effectively rank junior to the Company’s subsidiary liabilities. The indenture contains limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, and pay dividends.

4½% Convertible Subordinated Notes

     In 2000, the Company sold $150,000,000 aggregate principal amount of 4½% Convertible Subordinated Notes due November 20, 2005 (the “4½% Notes”). The 4½% Notes bear interest from November 20, 2000 at the rate of 4½% per year, payable semi-annually on May 20 and November 20, beginning on May 20, 2001. The 4½% Notes are convertible at the option of the holder at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $26.45 per share. The conversion price is subject to adjustment. The Company may redeem all or a portion of the 4½% Notes on or after November 20, 2003, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require the Company to repurchase all of the holder’s notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control.

     In 2003, the Company repurchased $74,030,000 of the 4½% Notes from the proceeds from the sale of the 7½% Senior Subordinated Notes as discussed above. The Company recorded a $486,000 pretax loss associated with the early extinguishment of debt related to the repurchase of the 4½% Notes.

     The 4½% Notes are unsecured obligations and rank junior in right of payment to all of the Company’s existing and future senior indebtedness. The 4½% Notes rank equal in right of payment to the Company’s 4¼% Convertible Subordinated Notes due 2008 and its 7½% Senior Subordinated Notes due 2013. The 4½% Notes effectively rank junior to the Company's subsidiary liabilities. The indenture does not contain any financial covenants. A total of 2,872,760 shares of common stock have been reserved for issuance upon conversion of the remaining 4½% Notes.

4¼% Convertible Subordinated Notes

     In October 2001, the Company sold $172,500,000 of Convertible Subordinated Notes due October 10, 2008 (the “4¼% Notes”). Net proceeds of approximately $166,400,000 were used to reduce the outstanding balance on the revolving line of credit and for acquisitions. The 4¼% Notes bear interest from October 10, 2001 at the rate of 4¼% per year, payable semi-annually on April 10 and October 10, beginning on April 10, 2002. The 4¼% Notes are convertible at the option of the holder at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $27.70 per share. The conversion price is subject to adjustment. The Company may redeem all or a portion of the 4¼% Notes on or after October 10, 2004, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require the Company to repurchase all of the holder’s notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The 4¼% Notes are unsecured and subordinated to the Company’s existing and future senior indebtedness. The 4¼% Notes are ranked equal in right of payment to the Company’s 4½% Notes due in 2005 and its 7½% Senior Subordinated Notes due 2013. The 4¼% Notes effectively rank junior to the Company’s subsidiary liabilities. The indenture does not contain any financial covenants. A total of 6,226,767 shares of common stock have been reserved for issuance upon conversion of the 4¼% Notes.

Interest Rate Swap Agreements

     Interest rate swap agreements are used to manage the Company’s interest rate exposure under the Credit Facility. In 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45,000,000 of floating-rate borrowings to fixed-rate borrowings. In January 2001, the Company terminated $16,500,000 of the $45,000,000 swap agreement, leaving a notional amount of $28,500,000 converted to fixed-rate borrowings. The Company secured a 5.625% fixed interest rate on the swap agreement, which was subsequently amended to a 4.45% fixed interest rate during 2002. In May 2003, the Company terminated the remainder of the previously existing swap agreement.

     In July 2003, the Company entered into an interest rate swap agreement which effectively converted for a ten-year period $100,000,000 of the $200,000,000 fixed rate borrowings under the 7½% Senior Subordinated Notes to floating-rate borrowings. The Company secured a LIBOR plus 2.79% floating interest rate over the term of the interest rate swap agreement. The Senior Subordinated Notes are recorded net of the $3,366,000 fair value adjustment of the interest rate swap. The interest rate swap agreement is a fair value hedge. The outstanding agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The Company anticipates that the counterparty will fully satisfy its obligations under the contract.

Aggregate Maturities

     Aggregate maturities of long-term debt at December 31, 2003, excluding capital leases (see Note 10), are as follows (in thousands):

2004	$—
2005	75,970
2006	—
2007	—
2008	172,500
Thereafter	196,634

$445,104

6. STOCKHOLDERS’ EQUITY

Common Stock

     On April 30, 2002, the Company effected a three-for-two stock split, in the form of a 50% stock dividend, to stockholders of record on April 20, 2002. The stock split resulted in the issuance of 15.9 million shares of common stock and a transfer between additional paid-in capital and common stock of $159,000.

     All historical references to common share, earnings per share amounts and conversion rights under debt instruments included in the consolidated financial statements and notes thereto have been restated to reflect the three-for-two split.

Preferred Share Purchase Rights

     To establish a new shareholders’ rights plan, on December 30, 2002, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Rights (“Rights”) on each outstanding share of the Company’s common stock. The dividend distribution was payable to shareholders of record on January 10, 2003. Under certain circumstances, each Right will entitle shareholders to buy one ten-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $75.00. The Rights are redeemable at $.01 per Right at any time before a person has acquired 15% or more of the Company’s outstanding common stock. The Rights Plan will expire on December 31, 2012.

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

     The following is a summary of option transactions during 2003, 2002 and 2001:

	Number of	Option
	Options	Price Range
Balance at December 31, 2000	3,811,467	$2.03	—	$19.95
Options granted	2,710,550	16.05	—	23.00
Options exercised	(844,340)	2.03	—	19.95
Options forfeited	(457,799)	2.03	—	19.95

Balance at December 31, 2001	5,219,878	2.03	—	23.00
Options granted	2,492,327	10.80	—	23.50
Options exercised	(1,031,997)	2.03	—	23.50
Options forfeited	(1,008,489)	2.03	—	23.50

Balance at December 31, 2002	5,671,719	2.03	—	23.00
Options granted	1,454,150	7.71	—	13.52
Options exercised	(143,882)	2.03	—	11.50
Options forfeited	(214,212)	6.72	—	23.50

Balance at December 31, 2003	6,767,775	$2.03	—	$23.50

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(years)	Price	Exercisable	Price
$2.03 - $7.17	589,492	4.9	$6.70	464,032	$6.65
7.71 - 7.71	1,315,450	9.2	7.71	—	—
8.95 - 10.80	596,839	7.2	9.69	364,939	9.21
11.50 - 11.50	685,733	6.3	11.50	366,276	11.50
11.56 - 16.40	730,460	7.6	15.76	265,964	15.91
16.67 - 16.71	797,376	7.5	16.69	669,653	16.69
18.20 - 18.67	746,438	8.4	18.27	166,977	18.31
19.00 - 21.08	572,562	8.0	20.27	380,930	20.58
23.00 - 23.00	37,466	7.6	23.00	14,984	23.00
23.50 - 23.50	695,959	8.4	23.50	663,767	23.50

$2.03 - $23.50	6,767,775	7.7	$14.05	3,357,522	$15.76

     At December 31, 2002 and 2001, respectively, 2,637,553 and 1,751,881 options were exercisable. At December 31, 2003, the Company had options representing 2,357,548 shares available for future grant.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate of 2.47%, 4.11% and 4.89%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of .634, .594 and .603; and a weighted-average expected life of the option of 4.0 years, 3.9 years, and 4.2 years. The estimated weighted average fair values of shares granted during 2003, 2002 and 2001, using the Black-Scholes option pricing model, were $4.04, $9.46 and $9.51, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is summarized in Note 1.

Employee Stock Purchase Plan

     In May 1998 the Company’s Board adopted, and in June 1998 the stockholders approved, the Province Healthcare Company Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees may purchase shares of common stock at 85% of market price on the first day of the year or 85% of the market price on the last day of the year, whichever is lower. The shares are purchased each year with funds withheld from employees through payroll deductions from January 1 through December 31. A total of 1,125,000 shares of Common Stock have been reserved for issuance under the ESPP. Participation in the ESPP commenced June 1, 1998. Shares issued under the ESPP totaled 126,874, 59,022 and 284,082 in 2003, 2002 and 2001, respectively.

7. PATIENT REVENUE

     The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

•	Medicare—Inpatient acute hospital services rendered to Medicare program beneficiaries are paid at prospectively determined rates per diagnosis related group (“DRG”). These DRG rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Outpatient services are generally reimbursed under the outpatient prospective payment system, which pays a fixed rate for a given bundle of outpatient services. These bundles are known as Ambulatory Payment Classifications or “APC’s”. Inpatient nonacute services, related to Medicare beneficiaries are paid based on a cost reimbursement methodology subject to various cost limits. The Company is reimbursed for cost-based services at a tentative rate, with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. The Company’s classification of patients under the Medicare program and the appropriateness of their admission are subject to an independent review. The majority of the Company’s Medicare cost reports have been audited by the Medicare fiscal intermediary through December 31, 2000.

•	Medicaid—Inpatient services rendered to the recipients under the Medi-Cal program (California’s Medicaid program) are reimbursed either under contracted rates or reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by Medi-Cal. The Company leases two hospitals in California, and its Medi-Cal cost reports have been audited by the Medi-Cal fiscal intermediary through December 31, 2001. The Medicaid programs of the other states in which the Company owns or leases hospitals are prospective payment systems which generally do not have retroactive cost report settlement procedures.

•	Other—The Company also has entered into payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements includes prospectively determined rates per discharge, discounts from established charges, and prospectively determined daily rates.

     In 2003, 2002 and 2001, the Company owned or leased three hospitals in Texas, which accounted for 16.6%, 17.6% and 26.0% of net patient revenue from continuing operations, respectively. In 2003, 2002 and 2001, the Company owned one hospital in Arizona, which accounted for 11.1%, 12.3% and 16.5% of net patient revenue from continuing operations, respectively.

     Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including final settlements) are included in the consolidated statements of income in the period in which the revisions are made, and resulted in an increase in net patient revenue of $5,482,000 in 2003, a decrease in net patient revenue of $908,000 in 2002, and an increase in net patient revenue of $539,000 in 2001.

8. INCOME TAXES

     The provision for income taxes for continuing operations consists of the following amounts (in thousands):

	2003	2002	2001
Current:
Federal	$8,327	$13,333	$16,092
State	801	1,451	1,801

	9,128	14,784	17,893
Deferred:
Federal	13,314	8,089	5,617
State	903	858	574

	14,217	8,947	6,191

	$23,345	$23,731	$24,084

     The differences between the Company’s effective income tax rate of 35.4%, 40.0%, and 42.2% for 2003, 2002 and 2001, respectively, and the statutory federal income tax rate of 35.0% are as follows (in thousands):

	2003		2002		2001
Statutory federal rate	$23,111	35.0%	$20,757	35.0%	$19,997	35.0%
State income taxes, net of federal income tax benefit	1,108	1.7%	1,501	2.6%	1,543	2.7%
Permanent differences	280	0.4%	239	0.4%	508	0.9%
Other	(1,154)	(1.7%)	1,234	2.0%	2,036	3.6%

	$23,345	35.4%	$23,731	40.0%	$24,084	42.2%

     The components of the Company’s deferred tax assets and (liabilities) for continuing operations are as follows (in thousands):

	December 31,
	2003	2002
Depreciation and amortization	$(33,653)	$(17,998)
Accounts receivable	(4,230)	386
Accruals and reserves	1,978	3,038
Insurance reserves	4,789	105
Third party settlements	2,224	1,436
Operating leases	(2,201)	(1,893)
Capital lease interest	683	665
Other	582	(1,312)

Net deferred tax liability	$(29,828)	$(15,573)

     In the accompanying consolidated balance sheets, net current deferred tax liabilities of $1,999,000 and net current deferred tax assets of $3,609,000 are included in accrued expenses and prepaid expenses and other at December 31, 2003 and 2002, respectively. Net noncurrent deferred tax liabilities of $27,829,000 and $19,182,000 are included in other liabilities at December 31, 2003 and 2002, respectively.

     The Company recorded a deferred tax liability of $38,000 related to interest rate swap agreements during 2003. The expense of the deferred taxes is recorded in comprehensive income.

     The Company has been and is currently being examined by federal and various state tax authorities. The completed examinations are not expected to have a negative impact on the financial condition or results of operations of the Company. In 2003, the Company recorded a reduction in its provision for income taxes of approximately $2,300,000 due to the final and favorable resolution of examinations on certain issues by taxing authorities of audits that have been ongoing for over one year.

9. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2003	2002	2001
Earnings per common share:
Income from continuing operations	$42,688	$35,575	$33,051
Add convertible notes interest, net of tax	8,325	—	—

Income from continuing operations	51,013	35,575	33,051
Discontinued operations	(11,069)	537	(143)

Net income	$39,944	$36,112	$32,908

Weighted average shares:
Weighted average shares - basic	48,692	48,146	47,091
Dilution for employee stock options	613	1,307	1,795
Dilution for convertible notes	10,243	—	—

Weighted-average shares - diluted	59,548	49,453	48,886

Basic earnings per common share:
Income from continuing operations	$0.88	$0.74	$0.70
Discontinued operations	(0.22)	0.01	—

Net income	$0.65	$0.75	$0.70

Diluted earnings per common share:
Income from continuing operations	$0.86	$0.72	$0.68
Discontinued operations	(0.19)	0.01	(0.01)

Net income	$0.67	$0.73	$0.67

     In accordance with SFAS No. 128, the calculation of diluted earnings per share for the year ended December 31, 2003 using the “if converted” method includes the impact of the Company’s convertible notes. Since the Company reports discontinued operations, income from continuing operations has been utilized in determining whether the convertible notes were dilutive or antidilutive to earnings per share. The convertible notes were dilutive to earnings per share on income from continuing operations and were antidilutive to net income for the year ended December 31, 2003.

     The effect of the convertible notes to purchase 5,672,160 and 6,226,767 shares of common stock, and related interest expense, were not included in the computation of diluted earnings per share in 2002 and 2001, because their effect would have been anti-dilutive.

10. LEASES

     The Company leases various buildings, office space and equipment. The leases expire at various times and have various renewal options. These leases are classified as either capital leases or operating leases based on the terms of the respective agreements. Future minimum payments at December 31, 2003, by year and in the aggregate, under capital leases and noncancellable operating leases with initial terms of one year or more consist of the following (in thousands):

	Capital	Operating
	Leases	Leases
2004	$1,037	$6,810
2005	518	5,960
2006	469	5,314
2007	472	5,002
2008	474	4,570
Thereafter	2,115	15,610

Total minimum lease payments	5,085	43,266

Amount representing interest (at rates ranging from 3.5% to 21.8%)	(1,490)

Present value of net minimum lease payments (including $743 classified as current)	$3,595

11. COMMITMENTS AND CONTINGENCIES

     Commitments

     The Company is obligated to construct a new facility at its Eunice, Louisiana location contingent upon the existing facility meeting specified operating targets. At December 31, 2003, the specified operating targets had not been met. A replacement facility, if constructed, at Eunice is estimated to cost approximately $25,300,000.

     In 2003, the Company began construction of a new hospital in Bluffton, South Carolina. This new hospital is currently estimated to cost approximately $32,700,000, of which approximately $3,200,000 has been incurred at December 31, 2003. In 2004, the Company will begin construction of a new hospital in Ft. Mojave, Arizona. This new hospital is currently estimated to cost approximately $30,000,000.

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

     Physician Commitments

     In order to recruit and retain physicians to the communities it serves, the Company has committed to provide certain financial assistance in the form of recruiting agreements with various physicians. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for a specified period of time, the Company may loan certain amounts of money to a physician, generally not to exceed a period of one year, to assist in establishing his or her practice. The actual amount of such commitments to be subsequently advanced to physicians often depends on the financial results of the physicians’ practice during the guarantee period. Amounts advanced under the recruiting agreements are generally forgiven pro rata over a period of three years contingent upon the physician continuing to practice in the respective community. Estimated future commitment payments for physicians under recruiting agreements in effect at December 31, 2003 are approximately $18,491,000.

12. RETIREMENT PLANS

     The Company sponsors defined contribution employee benefit plans which cover substantially all employees. Employees may contribute a percentage of eligible compensation subject to Internal Revenue Service limits. The plans call for the Company to make matching contributions, based on either a percentage of employee contributions or a discretionary amount as determined by the Company. Contributions by the Company to the plans totaled $3,198,000, $2,854,000 and $2,109,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Company sponsors a nonqualified supplemental deferred compensation plan for selected management employees. As determined by the Board of Directors, the plan provides a benefit of 1% to 3% of the employee’s compensation. The participant’s amount is fully vested, except in those instances where the participant’s employment terminates for any reason other than retirement, death or disability, in which case the participant forfeits a portion of the employer’s contribution depending on length of service. Plan expenses totaled $148,000, $226,000 and $380,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Cash and Cash Equivalents–The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

     Accounts Receivable and Accounts Payable–The carrying amount reported in the balance sheets for accounts receivable and accounts payable approximates fair value.

     Long-Term Obligations–The carrying amount reported in the balance sheets for long-term obligations approximates fair value. The fair value of the Company’s long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

     Interest Rate Swap Agreement –The fair value of the Company’s interest rate swap agreement is $3,366,000 at December 31, 2003, based on quoted market prices for similar debt issues.

14. ALLOWANCES FOR DOUBTFUL ACCOUNTS

     A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

				Accounts
	Balance at	Provision for	Allowances	Written Off	Balance at
	Beginning of	Doubtful	Acquired in	Net of	End of
	Period	Accounts	Acquisitions	Recoveries	Period
Year ended December 31, 2001	$7,124	$44,258	$11,899	$(18,584)	$44,697
Year ended December 31, 2002	$44,697	$53,059	$10,729	$(43,723)	$64,762
Year ended December 31, 2003	$64,762	$72,678	$—	$(70,565)	$66,875

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended December 31, 2003 and 2002 is summarized below (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2003
Revenues	$186,464	$187,870	$188,529	$199,115
Income from continuing operations	$10,039	$10,110	$10,417	$12,122
Discontinued operations	(188)	(449)	(610)	(9,822)

Net income	$9,851	$9,661	$9,807	$2,300

Basic earnings (loss) per share:
Income from continuing operations	$0.21	$0.22	$0.21	$0.24
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.19)

Net income	$0.20	$0.20	$0.20	$0.05

Diluted earnings (loss) per share:
Income from continuing operation	$0.20	$0.21	$0.21	$0.24
Discontinued operations	—	(0.01)	(0.01)	(0.17)

Net income	$0.20	$0.20	$0.20	$0.07

2002
Revenues	$157,729	$166,287	$175,859	$173,358
Income from continuing operations	$11,003	$10,754	$9,364	$4,454
Discontinued operations	689	197	62	(411)

Net income	$11,692	$10,951	$9,426	$4,043

Basic earnings per share:
Income from continuing operations	$0.23	$0.23	$0.19	$0.09
Discontinued operations	0.01	—	—	—

Net income	$0.24	$0.23	$0.19	$0.09

Diluted earnings per share:
Income from continuing operation	$0.22	$0.22	$0.19	$0.09
Discontinued operations	0.01	—	—	—

Net income	$0.23	$0.22	$0.19	$0.09