Form 10-Q
period 2004-03-31
PROVINCE HEALTHCARE CO
filed 2004-05-10
CIK 1044942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at April 30, 2004 49,343,838 shares

	PART I
	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets March 31, 2004 and December 31, 2003	1
	Condensed Consolidated Statements of Income Three Months Ended March 31, 2004 and 2003	2
	Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2004 and 2003	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 CEO & CFO SECTION 906 CERTIFICATIONS

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$56,624	$46,134
Accounts receivable, less allowance for doubtful accounts of $62,937 in 2004 and $66,875 in 2003	117,103	111,957
Inventories	18,235	18,424
Prepaid expenses and other	12,901	11,832
Assets of discontinued operations	13,787	14,569

Total current assets	218,650	202,916
Property and equipment, net	468,431	460,031
Goodwill	309,271	309,271
Other assets	35,502	36,907

	$1,031,854	$1,009,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,059	$16,343
Accrued salaries and benefits	23,817	28,740
Accrued expenses	22,044	14,238
Current portion of long-term debt	473	743
Liabilities of discontinued operations	2,875	2,749

Total current liabilities	67,268	62,813
Long-term debt, less current portion	451,537	447,956
Other liabilities	49,151	49,573
Minority interests	1,946	1,910
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — $0.01 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock — $0.01 par value; 150,000,000 shares authorized; 49,337,188 shares and 48,841,157 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	493	488
Additional paid-in-capital	309,477	306,091
Retained earnings	152,746	141,186
Accumulated other comprehensive loss	(764)	(892)

Total stockholders’ equity	461,952	446,873

	$1,031,854	$1,009,125

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:
Net patient revenue	$198,241	$179,680
Other	6,635	6,784

	204,876	186,464
Expenses:
Salaries, wages and benefits	75,564	72,355
Purchased services	18,870	16,650
Supplies	26,060	24,022
Provision for doubtful accounts	20,245	16,041
Other operating expenses	25,254	23,698
Rentals and leases	2,370	2,319
Depreciation and amortization	10,202	8,878
Interest expense	6,920	5,722
Minority interest	67	67
Loss on sale of assets	—	3

Total expenses	185,552	169,755

Income from continuing operations before provision for income taxes	19,324	16,709
Income taxes	7,180	6,670

Income from continuing operations	12,144	10,039
Discontinued operations, net of tax:
Loss from operations	(414)	(188)
Impairment of assets	(170)	—

	(584)	(188)

Net income	$11,560	$9,851

Earnings (loss) per common share:
Basic:
Continuing operations	$0.25	$0.21
Discontinued operations:
Loss from operations	(0.01)	(0.01)
Impairment of assets	—	—

Net income	$0.24	$0.20

Diluted:
Continuing operations	$0.24	$0.20
Discontinued operations:
Loss from operations	(0.01)	—
Impairment of assets	—	—

Net income	$0.23	$0.20

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Income from continuing operations	$12,144	$10,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,202	8,878
Deferred income taxes	2,375	830
Provision for professional liability	1,603	1,979
Loss of sale of assets	—	3
Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	(5,146)	(1,302)
Inventories	189	145
Prepaid expenses and other	(2,335)	(5,476)
Accounts payable and accrued expenses	8,988	21,735
Accrued salaries and benefit	(4,923)	167
Other	1,898	(941)

Net cash provided by operating activities	24,995	36,057
Cash flows from investing activities:
Purchase of property and equipment	(18,476)	(15,178)

Net cash used in investing activities	(18,476)	(15,178)
Cash flows from financing activities:
Repayments of debt	(255)	(20,387)
Issuance of common stock	3,902	1,163

Net cash provided by (used in) financing activities	3,647	(19,224)

Net cash provided by continuing operations	10,166	1,655
Net cash provided by (used in) discontinued operations	324	(289)

Increase in cash and cash equivalents	10,490	1,366
Cash and cash equivalents at beginning of period	46,134	14,648

Cash and cash equivalents at end of period	$56,624	$16,014

Interest payments	$350	$1,742
Income taxes paid (received), net	$2,080	$(6,500)

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Province Healthcare Company (the “Company”) was founded on February 2, 1996, and is engaged in the business of owning, leasing and managing hospitals in non-urban communities throughout the United States. At March 31, 2004, the Company owned or leased 20 general acute care hospitals in 13 states. On January 5, 2004, the Company signed a letter of intent to permit a wholly-owned subsidiary of the Health Care District of Palm Beach County to reacquire Glades General Hospital in Belle Glade, Florida and subsequently closed on the sale effective April 30, 2004. Pursuant to the 2003 plan of divestiture, the operations of this hospital are reported as discontinued operations. The Company’s remaining 19 hospitals are reported as continuing operations, with a total of 2,200 licensed beds at March 31, 2004. At March 31, 2004, the Company also provided management services to 36 primarily non-urban hospitals in 14 states.

     The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements included in our 2003 Annual Report on Form 10-K. The interim condensed consolidated financial statements at March 31, 2004, and for the three month periods ended March 31, 2004 and 2003 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2003 Annual Report on Form 10-K.

     The interim condensed consolidated financial statements include all assets, liabilities, revenues and expenses of certain entities which are controlled by the Company but not wholly-owned. Accordingly, the Company has recorded minority interests in the earnings and equity of such entities to reflect the ownership interests of such minority shareholders in the respective entities.

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

3. DISCONTINUED OPERATIONS

     In the fourth quarter of 2003, management of the Company approved a plan of divestiture for Glades General Hospital (“Glades”) in Belle Glade, Florida, and the Company closed on the sale of Glades to a wholly-owned subsidiary of the Health Care District of Palm Beach County on April 30, 2004. Accordingly, the operations of Glades are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

     Impairment of long-lived assets other than goodwill is governed by Statement of Financial Accounting Standards No. 144, (“SFAS No. 144”) Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted this statement effective January 1, 2002. In accordance with SFAS No. 144, in connection with the proposed sale of Glades, the Company recorded a pretax impairment charge of $0.3 million (after tax of $0.2 million) during the quarter ended March 31, 2004 related to the write down of other long-lived assets of the hospital to their net realizable value.

     Operating results for Glades for the quarters ended March 31, 2004 and 2003 are presented in the following table (in thousands):

	Three Months Ended December 31,
	2004	2003
Revenues	$7,023	$7,936
Operating expenses	7,551	7,690
Depreciation and amortization	—	399
Interest expense	109	137
Impairment charge	262	—

Total expenses	7,922	8,226

Loss before income tax benefit	(899)	(290)
Income tax benefit	(315)	(102)

Loss from discontinued operations	$(584)	$(188)

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

     The major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003 are as follows (in thousands):

	March 31, 2004	December 31, 2003
Accounts receivable, net	$4,592	$5,309
Inventories	525	529
Prepaid expenses and other current assets	1,601	1,928
Property and equipment, net	2,740	2,969
Deferred income taxes	4,329	3,834

Total assets of discontinued operations	13,787	14,569

Accounts payable	638	552
Accrued salaries and benefits	632	715
Accrued expenses	608	500
Long-term debt	997	982

Total liabilities of discontinued operations	2,875	2,749

Net assets of discontinued operations	$10,912	$11,820

4. GOODWILL AND INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if certain indicators arise. The Company performed its annual impairment test of goodwill on October 1, 2003. The results of the test had no effect on the operations or financial position of the Company. The Company currently is not aware of any impairment indicators at March 31, 2004.

     The Company has other intangible assets, net of accumulated amortization of $1.0 million as of March 31, 2004, which are included in “other assets” on the condensed consolidated balance sheet. Amortization expense on the Company’s other intangible assets during each of the quarters ended March 31, 2004 and 2003 was $0.1 million. The intangible assets relate primarily to non-compete agreements and are amortized over a period of two years.

5. LONG-TERM DEBT

     Effective April 30, 2004, the Company amended its senior bank credit facility to, among other items, (i) obtain consent for a limited repurchase of a portion of the Company’s 4½% Convertible Subordinated Notes due 2005 and/or the 4¼% Convertible Subordinated Notes due 2008, (ii) adjust the timing of the step down of leverage covenants, and (iii) approve a specific hospital acquisition as a Permitted Acquisition, as defined in the senior bank credit agreement.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

6. COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related taxes (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income	$11,560	$9,851
Net amortization of fair value of interest rate swap	128	—

Comprehensive income	$11,688	$9,851

     The net amortization of the fair value of the interest rate swap which was terminated in May 2003 is included in accumulated other comprehensive loss on the condensed consolidated balance sheets.

7. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Earnings per common share:
Income from continuing operations	$12,144	$10,039
Add convertible notes interest, net of tax	1,898	—

Income from continuing operations	14,042	10,039
Discontinued operations	(584)	(188)

Net income	$13,458	$9,851

Weighted average shares:
Weighted average shares — basic	49,071	48,681
Dilution for employee stock options	1,267	77
Dilution for convertible notes	9,099	—

Weighted-average shares — diluted	59,437	48,758

Basic earnings per common share:
Income from continuing operations	$0.25	$0.21
Discontinued operations	(0.01)	(0.01)

Net income	$0.24	$0.20

Diluted earnings per common share:
Income from continuing operations	$0.24	$0.20
Discontinued operations	(0.01)	—

Net income	$0.23	$0.20

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

The add-back of the interest and potential issuance of shares related to the Company’s two outstanding series of convertible notes was not included in the computation for 2003 because the effect would have been anti-dilutive.

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

     The following pro forma information is being presented in accordance with Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), Accounting for Stock-Based Compensation-Transition and Disclosure, which was adopted by the Company effective January 1, 2003. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income – as reported	$11,560	$9,851
Less pro forma effect of stock option grants, net of tax	(1,170)	(1,042)

Pro forma net income	$10,390	$8,809

Earnings per share-as reported
Basic	$0.24	$0.20
Diluted	$0.23	$0.20
Earnings per share- proforma
Basic	$0.21	$0.18
Diluted	$0.21	$0.18

     The fair values of stock options granted used to compute pro forma net income were estimated at the date of grant using a Black-Scholes option valuation model based on the following weighted-average assumptions:

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (continued)

	Three Months Ended
	March 31,
	2004	2003
Risk-free interest rate	2.55%	2.43%
Dividend yield	0.0%	0.0%
Volatility	.567	.638
Expected life (in years)	4.0	4.0

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

9. CONTINGENCIES

     Management continually evaluates contingencies based on the best available evidence and believes that adequate provision for losses has been provided to the extent necessary. In the opinion of management, the ultimate resolution of the following contingencies will not have a material effect on the Company’s results of operations or financial position.

     Legal Proceedings and General Liability Claims

     The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of management contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against the Company which may not be covered by insurance. The Company is currently not a party to any proceeding which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

     Net Patient Revenue

     Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the consolidated statements of income in the period in which revisions are made, and result in adjustments in net patient revenue.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

     Financial Instruments

     The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The Company maintains a $100.0 million interest rate swap agreement with a LIBOR plus 2.79% floating interest rate over the term of the agreement. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The Company anticipates that the counterparty will fully satisfy its obligations under the contract.

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. On December 24, 2003, the FASB issued a revision of FIN 46 that replaced the original interpretation and codified proposed modifications and other decisions previously issued through certain FASB Staff Positions, including the deferral of the effective date of applying FIN 46 to certain variable interests. The revised FIN 46 requires the Company to apply the provisions of FIN 46 immediately to any special purpose entities and to any variable interest entities created after January 31, 2003. Application of the provisions will be required for all other variable interest entities in financial statements for periods ending after March 15, 2004. The Company’s adoption of FIN 46 did not have an impact on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion along with the Condensed Consolidated Financial Statements and accompanying notes included in Item 1 of this report.

Overview

     We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban communities throughout the United States. As of March 31, 2004, we owned or leased 20 general acute care hospitals in 13 states, with a total of 2,273 licensed beds, and managed 36 hospitals in 14 states, with a total of 3,033 licensed beds. On April 30, 2004, we completed the sale of Glades General Hospital in Belle Glade, Florida. Pursuant to the 2003 plan of divestiture, the operations and non-cash impairment of assets charge related to this hospital are reported as discontinued operations for all periods covered in this report.

     Our remaining 19 owned and leased hospitals are reported as continuing operations, with a total of 2,200 licensed beds at March 31, 2004. These 19 hospitals accounted for 97.9% of our revenues in each of the quarters ended March 31, 2004 and 2003.

     In the third quarter of 2003, we announced the construction of a new 41-bed acute care hospital in Hardeeville, South Carolina, which is scheduled for completion by late 2004 or early 2005. In the first quarter of 2004, we announced the construction of a new 60-bed acute care hospital in Ft. Mohave, Arizona, near our existing hospital in Needles, California. Construction on the Ft. Mohave facility is expected to be completed in late 2005.

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

     We continually monitor the cost/benefit relationship of services provided at our hospitals, and make decisions about adding new services or discontinuing existing services.

     Net patient revenue is reported net of contractual adjustments and policy discounts. The adjustments principally result from differences between our hospitals’ customary charges and payment rates under the Medicare, Medicaid and other third-party payor programs. Customary charges generally have increased at a faster rate than the rate of increase for Medicare and Medicaid payments. Operating expenses of our hospitals primarily consist of salaries, wages and benefits, purchased services, supplies, provision for doubtful accounts, rentals and leases, and other operating expenses, principally consisting of utilities, insurance, property taxes, travel, physician recruiting, telephone, advertising, and repairs and maintenance.

     Other revenue is primarily comprised of fees from management and professional consulting services provided to third-party hospitals pursuant to management contracts and consulting arrangements, reimbursable expenses and miscellaneous other revenue items. Management and professional services revenue plus reimbursable expenses represented 2.1% of revenues from continuing operations in each of the quarters ended March 31, 2004 and 2003. Operating expenses for the management and professional services business primarily consist of salaries, wages and benefits and reimbursable expenses.

Subsequent Event

     On April 30, 2004, we completed the sale of Glades General Hospital in Belle Glade, Florida to a wholly-owned subsidiary of the Health Care District of Palm Beach County (the “District”). The District reacquired the operating assets of the hospital for a purchase price of approximately $1.4 million in cash at closing, net of assumed and contractual obligations. Under the purchase agreement, we retained the hospital’s accounts receivable, income tax receivable and deferred income taxes, from which we anticipate collecting approximately $4.6 million, $1.5 million and $4.3 million, respectively. We also retained certain payroll-related liabilities and other accrued expenses totaling approximately $0.9 million.

Results of Operations

Operating Results Summary

     The following are comparative summaries of results from operations for the three months ended March 31, 2004 and 2003 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2004		2003
		% of		% of	% Change
	Amount	Revenues	Amount	Revenues	From Prior Year
Revenues:
Net patient revenue	$198,241		$179,680
Other	6,635		6,784

	204,876	100.0%	186,464	100.0%	9.9%
Expenses:
Salaries, wages and benefits	75,564	36.9	72,355	38.8
Purchased services	18,870	9.2	16,650	8.9
Supplies	26,060	12.7	24,022	12.9
Provision for doubtful accounts	20,245	9.9	16,041	8.6
Other operating expenses	25,254	12.3	23,698	12.7
Rentals and leases	2,370	1.2	2,319	1.2
Depreciation and amortization	10,202	5.0	8,878	4.8
Interest expense	6,920	3.4	5,722	3.1
Minority interest	67	—	67	—
Loss on sale of assets	—	—	3	—

Total expenses	185,552	90.6	169,755	91.0	9.3

Income from continuing operations before provision for income taxes	19,324	9.4	16,709	9.0	15.7
Income taxes	7,180	3.5	6,670	3.6

Income from continuing operations	12,144	5.9%	10,039	5.4%	21.0

Discontinued operations, net of tax:
Loss from operations	(414)		(188)
Impairment of assets	(170)		—

	(584)		(188)

Net income	$11,560		$9,851		17.3%

Net income per common share:
Basic	$0.24		$0.20

Diluted	$0.23		$0.20

	Three Months Ended March 31,
	2004	2003	% Change
Actual and Same Store (Continuing Operations) (a):
Number of hospitals at end of period	19	19	—%
Licensed beds at end of period (b)	2,200	2,208	(0.4)
Beds in service at end of period	1,933	1,933	—
Net patient revenue (in thousands)	$198,241	$179,680	10.3
Inpatient admissions (c)	18,993	18,724	1.4
Adjusted admissions (d)	33,984	33,109	2.6
Net revenue per adjusted admission	$5,833	$5,427	7.5
Patient days (e)	81,247	80,583	0.8
Adjusted patient days (f)	145,320	142,518	2.0
Average length of stay (days) (g)	4.28	4.30	(0.5)
Gross revenue (in thousands) (h):
Inpatient	$253,943	$227,764	11.5
Outpatient	200,276	175,004	14.4

	$454,219	$402,768	12.8%

(a)	All statistics at March 31, 2004 and 2003 have been restated to exclude the ownership and operations of Glades General Hospital, which was sold on April 30, 2004.

(b)	Beds for which a hospital has been granted approval to operate from the applicable state licensing agency.

(c)	Represents the total number of patients admitted (in a facility for a period in excess of 23 hours) and used by management and investors as a general measure of inpatient volume.

(d)	Used by management and investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted admissions computation equates outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(e)	Represents the total number of days the patients who are admitted stay in our hospitals.

(f)	Adjusted patient days are computed by multiplying patient days (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted patient days computation equates outpatient revenue to the volume measure (patient days) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(g)	The average number of days admitted patients stay in our hospitals.

(h)	Represents revenues prior to reductions for discounts and contractual allowances.

For the Quarters Ended March 31, 2004 and 2003

     Revenues increased 9.9% to $204.9 million for the quarter ended March 31, 2004, compared to $186.5 million for the quarter ended March 31, 2003. This increase is primarily due to increases in adjusted admissions of 2.6% and net patient revenue per adjusted admission of 7.5%. The increase in adjusted admissions was attributable, in part, to the addition of 32 new doctors in our communities during the quarter ended March 31, 2004 and the maturity of the physician practices for the doctors we recruited in our communities in 2003. The increase in net patient revenue per adjusted admission was due, in part, by acuity as our Medicare case mix index increased approximately 3.7% from 1.191 for the quarter ended March 31, 2003 to 1.235 for the quarter ended March 31, 2004. Cost report settlements and the filing of cost reports also increased revenues by $1.6 million and $0.2 million for the quarter ended March 31, 2004 and 2003, respectively.

     The table below reflects the sources of our net patient revenue for the quarters ended March 31, expressed as a percentage of total net patient revenue:

	Three Months Ended March 31,
	2004	2003
Medicare	40.7%	39.5%
Medicaid	9.1	10.7
Other and self-pay	50.2	49.8

	100.0%	100.0%

     Salaries, wages and benefits as a percentage of revenues decreased to 36.9% in the quarter ended March 31, 2004 from 38.8% for the quarter ended March 31, 2003. The decrease is primarily due to improvements resulting from continued implementation of our flexible staffing standards throughout our hospitals, which effectively matches labor with hospital volume trends. Our improvement in productivity was partially offset by an overall increase in medical benefit costs.

     Purchased services, as a percentage of revenues, increased to 9.2% in the quarter ended March 31, 2004 from 8.9% for the quarter ended March 31, 2003. The increase is primarily due to an increase in legal fees of $1.0 million and a $0.7 million increase in contract labor for the quarter ended March 31, 2004 compared to the prior year.

     Provision for doubtful accounts, as a percentage of revenues, increased to 9.9% in the quarter ended March 31, 2004 from 8.6% for the quarter ended March 31, 2003, due primarily to the increase in bad debts resulting from the increase in self-pay revenue. During the quarter ended March 31, 2004, self-pay revenue as a percentage of gross revenues increased to 4.8% from 3.9% for the quarter ended March 31, 2003. The increase in self-pay revenue is due to the current economic environment and slow employment recovery, coupled with changes in benefit plan design toward increased co-payments and deductibles as employers pass a greater percentage of healthcare costs to individual employees. Net patient revenue associated with self-pay patients is generally recorded at gross charges, which are higher than what government programs and managed care plans pay. As a result, failure to receive payment from self-pay and uninsured patients results in a higher provision for doubtful accounts as a percentage of total net patient revenue. We are monitoring the self-pay revenue category closely and expect provision for doubtful accounts expense to be in the 10% of revenues range for 2004.

     Other operating expenses decreased as a percentage of revenues to 12.3% in the quarter ended March 31, 2004 from 12.7% for the quarter ended March 31, 2003. While other operating expenses as a percentage of revenues declined, other operating expenses increased by $1.6 million due primarily to increases in physician recruiting costs and repairs and maintenance costs of $1.0 million.

     Depreciation and amortization expense increased $1.3 million to $10.2 million in the quarter ended March 31, 2004 from $8.9 million in the quarter ended March 31, 2003. The increase is primarily due to depreciation associated with recently completed capital improvements at our facilities.

     Interest expense increased $1.2 million to $6.9 million in the quarter ended March 31, 2004 from $5.7 million in the quarter ended March 31, 2003. The increase is primarily due to the issuance in May 2003 of $200.0 million aggregate principal amount of 7½% Senior Subordinated Notes due 2013, offset by repayments subsequent to March 31, 2003, of outstanding borrowings on our senior bank credit facility, repurchases of a portion of our 4½% Convertible Subordinated Notes due 2005 and entering into a $100.0 million fixed to floating interest rate swap agreement in the third quarter of 2003.

     The provision for income taxes totaled $7.2 million, or a 37.2% effective tax rate, in the quarter ended March 31, 2004 compared to $6.7 million, or a 39.9% effective tax rate, in the quarter ended March 31, 2003. The reduction in the effective tax rate in the quarter ended March 31, 2004 was primarily attributable to a reduction in our tax liabilities due to the final and favorable resolution of examinations by taxing authorities as we recently concluded audits that have been ongoing for over one year.

     In the quarter ended March 31, 2004, our discontinued operations incurred an after-tax impairment of assets charge of $0.2 million and a loss from operations totaling $0.4 million. In the quarter ended March 31, 2003, our discontinued operations incurred a loss from operations totaling $0.2 million. The impairment of assets charge represented an adjustment to the net realizable value of equipment. The increase in the loss from discontinued operations was primarily due to $0.2 million in increased medical malpractice costs.

Liquidity and Capital Resources

     At March 31, 2004, we had working capital from continuing operations of $140.5 million, including cash and cash equivalents of $56.6 million, compared to working capital from continuing operations of $86.9 million, including $16.0 million in cash and cash equivalents at March 31, 2003.

     Net cash provided by operating activities was $25.0 million for the quarter ended March 31, 2004, compared to $36.1 million for the quarter ended March 31, 2003. The $11.1 million reduction in cash provided by operating activities is primarily due to the payment of $4.9 million of 2003 incentive compensation payments made in the quarter ended March 31, 2004, a $7.0 million federal income tax refund received in the quarter ended March 31, 2003, and a decrease of $6.7 million in accrued insurance premiums for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2004, due to the timing of payment of the insurance premiums.

     Net cash used in investing activities increased to $18.5 million for the quarter ended March 31, 2004 from $15.2 million for the quarter ended March 31, 2003, as a result of our capital expenditure program focusing on revenue generating projects.

     Net cash provided by financing activities totaled $3.6 million for the quarter ended March 31, 2004 compared to $19.2 million of net cash used in financing activities for the quarter ended March 31, 2003, primarily due to repayments of borrowings under our senior bank credit facility in the quarter ended March 31, 2003.

     We maintain a senior bank credit facility with Wachovia Bank, National Association, as agent and issuing bank for a syndicate of lenders with aggregate commitments up to $250.0 million. At March 31, 2004, we had $241.7 million, net of outstanding letters of credit of $8.3 million, available for borrowing under the senior bank credit facility. Loans under the senior bank credit facility bear interest, at our option, at the adjusted base rate or at the adjusted LIBOR rate. We pay a commitment fee, which varies from one-half to three-eighths of one percent of the unused portion, depending on our compliance with certain financial ratios. We may prepay any principal amount outstanding under the senior bank credit facility at any time before the maturity date of November 13, 2006.

     In May 2003, we completed a public offering of $200.0 million aggregate principal amount of 7½% Senior Subordinated Notes due June 1, 2013. Net proceeds of the offering totaling $194.2 million were used to repay $114.3 million in existing borrowings under the senior bank credit facility and to repurchase $74.0 million of our 4½% Convertible Subordinated Notes due 2005. The 7½% Notes bear interest from May 27, 2003 at the rate of 7½% per year, payable semi-annually on June 1 and December 1, beginning on December 1, 2003. We may redeem all or a portion of the 7½% Notes on or after June 1, 2008, at the then current redemption prices, plus accrued and unpaid interest. In addition, at any time prior to June 1, 2006, we may redeem up to 35% of the aggregate principal amount of the 7½% Notes within 60 days of one or more common stock offerings with the net proceeds of such offerings at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest. Note holders may require us to repurchase all of the holder’s notes at 101% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The 7½% Notes are unsecured and subordinated to our existing and future senior indebtedness. The 7½% Notes rank equal in right of payment to our 4½% Convertible Subordinated Notes due 2005 and our 4¼% Convertible Subordinated Notes due 2008. The 7½% Notes effectively rank junior to our subsidiary liabilities. The indenture contains limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, and pay dividends.

     In 2000, we sold $150 million aggregate principal amount of 4½% Convertible Subordinated Notes due November 20, 2005. The 4½% Notes bear interest at the rate of 4½% per year, payable semi-annually on each May 20 and November 20. The 4½% Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $26.45 per share. The conversion price is subject to adjustment. We may redeem all or a portion of the 4½% Notes on or after November 20, 2003, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require us to repurchase all of the holder’s notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The 4½% Notes are unsecured obligations and rank junior in right of payment to all of our existing and future senior indebtedness. The 4½% Notes rank equal in right of payment to our 4¼% Convertible Subordinated Notes due 2008 and our 7½% Senior Subordinated Notes. The 4½% Notes effectively rank junior to our subsidiary liabilities. The indenture does not contain any financial covenants. At March 31, 2004, $76.0 million principal amount of the 4½% Notes remained outstanding, and a total of 2,872,760 shares of common stock have been reserved for issuance upon conversion of the remaining 4½% Notes.

     In October 2001, we sold $172.5 million of 4¼% Convertible Subordinated Notes due October 10, 2008. Net proceeds of approximately $166.4 million were used to reduce the outstanding balance on our senior bank credit facility and for acquisitions. The 4¼% Notes bear interest at the rate of 4¼% per year, payable semi-annually on each April 10 and October 10. The 4¼% Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $27.70 per share. The conversion price is subject to adjustment. We may redeem all or a portion of the 4¼% Notes on or after October 10, 2004, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require us to repurchase all of the holder’s notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The 4¼% Notes are unsecured and subordinated to our existing and future senior indebtedness. The 4¼% Notes rank equal in right of payment to our 4½% Convertible Subordinated Notes due in 2005 and our 7½% Senior Subordinated Notes. The 4¼% Notes effectively rank junior to our subsidiary liabilities. The indenture does not contain any financial covenants. A total of 6,226,767 shares of our common stock have been reserved for issuance upon conversion of the 4¼% Notes.

     Our Board of Directors has authorized the repurchase from time to time and subject to market conditions of our outstanding 4½% Notes and 4¼% Notes in the open market or in privately negotiated transactions. During 2003, we repurchased $74.0 principal amount of the 4½% Notes from the proceeds from the sale of the 7½% Senior Subordinated Notes as discussed above. We recorded a $486,000 pretax loss associated with the early extinguishment of debt related to the repurchase of the 4½% Notes. We have not repurchased any of the 4¼% Notes. Additional repurchases of either series of notes, if any, will be made out of cash provided by operations or amounts available under our senior bank credit facility.

     Our shelf registration statement, providing for the offer, from time to time, of common stock and/or debt securities up to an aggregate of $300.0 million remains effective with the Securities and Exchange Commission. Following the issuance of $200.0 million aggregate principal amount of our 7½% Senior Subordinated Notes due 2013, the shelf registration statement remains available for the issuance of up to $100.0 million of additional securities, subject to market conditions and our capital needs.

     We intend to acquire additional acute care facilities and are actively seeking out such acquisitions. There can be no assurance that we will not require additional debt or equity financing for any particular acquisition. Also, we continually review our capital needs and financing opportunities and may seek additional equity or debt financing for our acquisition program or other needs.

     Capital expenditures for our owned and leased hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by our hospitals. We expect to make capital expenditures in 2004 of approximately $50.0 million, exclusive of any acquisitions of businesses or new hospital construction projects. Planned capital expenditures for 2004 consist principally of capital improvements to owned and leased hospitals. In addition, we expect to incur approximately $46.0 million in new hospital construction projects in Hardeeville, South Carolina and Ft. Mohave, Arizona. We anticipate opening the South Carolina hospital in late 2004 or in early 2005 and the Arizona hospital in late 2005. We are obligated to construct a replacement hospital for our existing Eunice, Louisiana facility contingent upon the existing facility meeting specified operating targets. At March 31, 2004, the specified operating targets had not been met. A replacement facility at Eunice, if constructed, is estimated to cost approximately $26.5 million. We expect to fund these expenditures through cash provided by operating activities and borrowings under our senior bank credit facility.

     Our management anticipates that cash flows from operations, amounts available under our senior bank credit facility, and our anticipated access to capital markets are sufficient to meet expected liquidity needs, planned capital expenditures, potential acquisitions and other expected operating needs over the next twelve months.

     During the quarter ended March 31, 2004, there were no material changes in our contractual obligations presented in our 2003 Annual Report on Form 10-K.

Critical Accounting Policies and Impact of Recently Issued Accounting Standards

     A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the year ended December 31, 2003. We have made no changes in those policies since year end.

Market Risks Associated with Financial Instruments

     Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% — 80% of our debt at a fixed rate, either by borrowing on a long-term basis or entering into an interest rate swap. At March 31, 2004, approximately 78% of our outstanding debt was effectively at a fixed rate.

     We entered into an interest rate swap agreement which effectively converted, for a ten-year period, $100.0 million of the $200.0 million fixed-rate borrowings under our 7½% Senior Subordinated Notes to floating rate borrowings. Floating rate borrowings are based on LIBOR plus 2.79% over the term of the agreement. Our interest rate swap is a fair value hedge. We are exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. We anticipate that the counterparty will fully satisfy its obligations under the contract.

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

     Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here also could affect us adversely. You should not rely on such forward-looking statements contained in this report, as we cannot predict or control many of the factors that may cause future events or results to differ from those forecasted. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three months ended March 31, 2004, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2003. Our only derivative instrument relates to an interest rate swap agreement. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks Associated with Financial Instruments.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15). Based upon their evaluation of such controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     We continue to evaluate our internal controls and procedures and implement additional procedures to ensure accurate and consistent reporting of financial results from period to period. There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000 (a)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on May 22, 2002 (b)

3.3	Amended and Restated Bylaws of Province Healthcare Company (c)

31.1	Certification pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(a)	Incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2000, Commission File No. 0-23639.

(b)	Incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3A, filed June 11, 2002, Registration No. 333-86578.

(c)	Incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated December 12, 2002, Commission File No. 0-23639

*	filed herewith

**	furnished herewith

(b)	Reports on Form 8-K

During the three months ended March 31, 2004, we filed the following current reports on Form 8-K:

     On January 30, 2004, we filed a Current Report on Form 8-K to announce the retirement of John M. Rutledge as our Company’s President and Chief Operating Officer.

     On February 18, 2004, we filed a Current Report on Form 8-K to announce financial results for the fourth quarter and the fiscal year ended December 31, 2003.

     On March 1, 2004, we filed a Current Report on Form 8-K to announce the retirement of David L. Steffy from the Board of Directors and the appointment of Michael P. Haley to the Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Province Healthcare Company

Date: May 10, 2004	By:	/s/Steven R. Brumfield

Steven R. Brumfield
Assistant Vice President and Controller