Form 10-Q
period 2004-06-30
PROVINCE HEALTHCARE CO
filed 2004-08-09
CIK 1044942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 1-31320

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)   Yes  [X]   No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at August 1, 2004 49,698,846 shares

PART I
FINANCIAL INFORMATION

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,987	$46,117
Accounts receivable, less allowance for doubtful accounts of $81,591 in 2004 and $66,835 in 2003	125,754	110,335
Inventories	21,108	18,424
Prepaid expenses and other	20,580	14,844
Assets of discontinued operations	3,011	15,362

Total current assets	172,440	205,082
Property and equipment, net	551,535	459,843
Goodwill	390,305	309,191
Other assets	33,636	36,874

	$1,147,916	$1,010,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,925	$16,083
Accrued salaries and benefits	29,901	27,852
Accrued expenses	23,221	13,586
Current portion of long-term debt	305	743
Liabilities of discontinued operations	550	5,386

Total current liabilities	82,902	63,650
Long-term debt, less current portion	521,213	447,956
Other liabilities	56,848	50,601
Minority interests	2,089	1,910
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — $0.01 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock — $0.01 par value; 150,000,000 shares authorized; 49,804,885 shares and 48,841,157 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	498	488
Additional paid-in-capital	314,058	306,091
Retained earnings	170,945	141,186
Accumulated other comprehensive loss	(637)	(892)

Total stockholders’ equity	484,864	446,873

	$1,147,916	$1,010,990

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2004	2003
Revenues:
Net patient revenue	$205,886	$181,758
Other	2,648	2,177

	208,534	183,935
Expenses:
Salaries, wages and benefits	75,221	70,732
Purchased services	20,504	17,578
Supplies	25,847	23,040
Provision for doubtful accounts	21,711	16,263
Other operating expenses	24,269	21,341
Rentals and leases	2,961	2,234
Depreciation and amortization	11,466	9,079
Interest expense	7,416	6,635
Minority interest	169	82
Loss on sale of assets	18	—
Loss on early extinguishment of debt	—	477

Total expenses	189,582	167,461

Income from continuing operations before provision for income taxes	18,952	16,474
Income taxes	7,122	6,555

Income from continuing operations	11,830	9,919
Discontinued operations, net of tax:
Loss from operations	(464)	(258)
Net gain on divestitures	6,833	—

	6,369	(258)

Net income	$18,199	$9,661

Earnings (loss) per common share:
Basic:
Continuing operations	$0.23	$0.20
Discontinued operations:
Loss from operations	(0.01)	—
Net gain on divestitures	0.14	—

Net income	$0.36	$0.20

Diluted:
Continuing operations	$0.23	$0.20
Discontinued operations:
Loss from operations	(0.01)	—
Net gain on divestitures	0.12	—

Net income	$0.34	$0.20

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30,
	2004	2003
Revenues:
Net patient revenue	$404,127	$361,438
Other	4,983	4,940

	409,110	366,378
Expenses:
Salaries, wages and benefits	149,576	141,781
Purchased services	38,942	34,141
Supplies	51,886	47,035
Provision for doubtful accounts	41,944	32,303
Other operating expenses	46,935	42,804
Rentals and leases	5,256	4,478
Depreciation and amortization	21,642	17,915
Interest expense	14,336	12,357
Minority interest	236	149
Loss on sale of assets	18	—
Loss on early extinguishment of debt	—	477

Total expenses	370,771	333,440

Income from continuing operations before provision for income taxes	38,339	32,938
Income taxes	14,302	13,127

Income from continuing operations	24,037	19,811
Discontinued operations, net of tax:
Loss from operations	(940)	(299)
Net gain on divestitures	6,663	—

	5,723	(299)

Net income	$29,760	$19,512

Earnings (loss) per common share:
Basic:
Continuing operations	$0.49	$0.41
Discontinued operations:
Loss from operations	(0.02)	(0.01)
Net gain on divestitures	0.13	—

Net income	$0.60	$0.40

Diluted:
Continuing operations	$0.47	$0.41
Discontinued operations:
Loss from operations	(0.02)	(0.01)
Net gain on divestitures	0.11	—

Net income	$0.56	$0.40

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Income from continuing operations	$24,037	$19,811
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	21,642	17,915
Deferred income taxes	10,532	3,155
Provision for professional liability	3,244	3,383
Loss on early extinguishment of debt	—	477
Loss on sale of assets	18	—
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(3,298)	(375)
Inventories	(199)	429
Prepaid expenses and other	(10,591)	(1,920)
Accounts payable and accrued expenses	5,146	5,091
Accrued salaries and benefit	(3,273)	1,942
Other	1,551	4,026

Net cash provided by operating activities	48,809	53,934
Cash flows from investing activities:
Purchase of property and equipment	(37,712)	(30,404)
Escrow deposit on potential investment	—	(3,798)
Purchase of hospitals and healthcare entities	(152,783)	(3,153)

Net cash used in investing activities	(190,495)	(37,355)
Cash flows from financing activities:
Proceeds from long-term debt	110,000	194,212
Repayments of debt	(35,125)	(207,274)
Issuance of common stock	7,264	1,235

Net cash provided by (used in) financing activities	82,139	(11,827)

Net cash (used in) provided by continuing operations	(59,547)	4,752
Net cash provided by (used in) discontinued operations	15,417	(238)

(Decrease) increase in cash and cash equivalents	(44,130)	4,514
Cash and cash equivalents at beginning of period	46,117	14,625

Cash and cash equivalents at end of period	$1,987	$19,139

Interest payments	$13,580	$10,323
Income taxes paid, net	$11,189	$4,510

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Province Healthcare Company (the “Company”) was founded on February 2, 1996, and is engaged in the business of owning and leasing hospitals in non-urban communities throughout the United States. At June 30, 2004, the Company owned or leased 20 general acute care hospitals in 12 states. The Company acquired the 286-bed Memorial Medical Center in Las Cruces, New Mexico effective June 1, 2004, as discussed in Note 3. Effective April 30, 2004, the Company sold Glades General Hospital in Belle Glade, Florida and, effective June 30, 2004, sold Brim Healthcare, Inc., its hospital management subsidiary. The operations of Glades General Hospital and Brim Healthcare, Inc. are reported as discontinued operations, as discussed in Note 4. The Company’s remaining 20 hospitals and operations are reported as continuing operations, with a total of 2,492 licensed beds at June 30, 2004.

     The condensed consolidated balance sheet as of December 31, 2003, as restated to reflect Brim Healthcare, Inc. as a discontinued operation, has been derived from the audited consolidated financial statements included in our 2003 Annual Report on Form 10-K. The interim condensed consolidated financial statements at June 30, 2004, and for the three and six month periods ended June 30, 2004 and 2003 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2003 Annual Report on Form 10-K.

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

3. ACQUISITION OF HOSPITAL

     Effective June 1, 2004, the Company acquired Memorial Medical Center in Las Cruces, New Mexico, through a long-term capital lease agreement, for approximately $152.8 million, including direct and incremental costs of the acquisition. The preliminary allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final appraisal of property and equipment. The preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Current assets	$14,863
Property and equipment	75,391
Goodwill	81,114
Other assets	3
Current liabilities	(18,588)

$152,783

     To finance this acquisition, the Company borrowed $110.0 million under its senior bank credit facility and used approximately $42.8 million of available cash.

     The operating results of the hospital have been included in the accompanying condensed consolidated statements of income from the date of acquisition.

4. DISCONTINUED OPERATIONS

     On April 30, 2004 the Company sold substantially all of the assets and assigned certain liabilities of Glades General Hospital (“Glades”) in Belle Glade, Florida, to a wholly-owned subsidiary of the Health Care District of Palm Beach County for approximately $1.5 million, resulting in an immaterial gain on divestiture. Effective June 30, 2004, the Company sold the stock of Brim Healthcare, Inc. (“Brim”) to Brim Holding Company, Inc., an independent investor-owned Delaware corporation, for approximately $13.2 million, resulting in a pre-tax gain on divestiture of $11.3 million ($7.0 million gain net of tax). The operations of Glades and Brim are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

     Impairment of long-lived assets other than goodwill is governed by Statement of Financial Accounting Standards No. 144, (“SFAS No. 144”) Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted this statement effective January 1, 2002. In accordance with SFAS No. 144, in connection with the sale of Glades, the Company recorded a pre-tax

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

impairment charge of $0.6 million ($0.4 million charge net of tax) during the six months ended June 30, 2004 related to the write-down of other long-lived assets of the hospital to their net realizable value.

     Operating results for discontinued operations for the three and six months ended June 30, 2004 and 2003 are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$5,839	$11,878	$17,161	$23,835

Operating expenses	6,766	11,707	18,428	23,130
Depreciation and amortization	23	420	49	862
Interest expense	34	124	143	261
Net gain on divestitures	(11,261)	—	(10,774)	—

Total expenses	(4,438)	12,251	7,846	24,253

Income (loss) before income taxes	10,277	(373)	9,315	(418)
Income tax expense (benefit)	3,908	(115)	3,592	(119)

Income (loss) from discontinued operations	$6,369	$(258)	$5,723	$(299)

     The major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003 are as follows (in thousands):

	June 30, 2004	December 31, 2003
Cash	$27	$17
Accounts receivable, net	1,631	6,931
Inventories	—	529
Prepaid expenses and other current assets	20	391
Property and equipment, net	—	3,157
Deferred income taxes	1,333	4,224
Goodwill	—	80
Other assets	—	33

Total assets of discontinued operations	3,011	15,362

Accounts payable	—	812
Accrued salaries and benefits	84	1,603
Accrued expenses	466	513
Income taxes payable	—	1,476
Long-term debt	—	982

Total liabilities of discontinued operations	550	5,386

Net assets of discontinued operations	$2,461	$9,976

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

5. GOODWILL AND INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if certain indicators arise. The Company performs its annual impairment test of goodwill on October 1. The Company currently is not aware of any impairment indicators at June 30, 2004.

6. LONG-TERM DEBT

     On June 1, 2004, in connection with the acquisition of Memorial Medical Center in Las Cruces, New Mexico, the Company borrowed $110.0 million under its senior revolving bank credit facility to finance the acquisition. On June 30, 2004, the Company repaid $34.6 million of the revolver borrowing with the proceeds from the sale of Brim and available cash on hand. At June 30, 2004, the Company had $75.4 million outstanding under its senior bank credit facility. The amount outstanding at June 30, 2004 under the senior bank credit facility bears interest at the adjusted LIBOR rate, which was 4.125% at June 30, 2004.

     Effective April 30, 2004, the Company amended its senior bank credit facility to, among other items, (i) obtain consent for a limited repurchase of a portion of the Company’s 4½% Convertible Subordinated Notes due 2005 and/or the 4¼% Convertible Subordinated Notes due 2008, (ii) adjust the timing of the step down of leverage covenants, and (iii) approve the acquisition of Memorial Medical Center in Las Cruces, New Mexico as a Permitted Acquisition.

7. COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$18,199	$9,661	$29,760	$19,512
Net amortization of fair value of interest rate swap	127	—	255	—
Net change in fair value of interest rate swap	—	(196)	—	(196)

Comprehensive income	$18,326	$9,465	$30,015	$19,316

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

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

8. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Earnings per common share:
Income from continuing operations	$11,830	$9,919	$24,037	$19,811
Add convertible notes interest, net of tax	1,899	—	3,797	—

	13,729	9,919	27,834	19,811
Discontinued operations	6,369	(258)	5,723	(299)

Net income	$20,098	$9,661	$33,557	$19,512

Weighted average shares:
Weighted average shares – basic	49,495	48,585	49,283	48,633
Dilution for employee stock options	1,105	447	1,186	262
Dilution for convertible notes	9,100	—	9,100	—

Weighted-average shares – diluted	59,700	49,032	59,569	48,895

Basic earnings per common share:
Income from continuing operations	$0.23	$0.20	$0.49	$0.41
Discontinued operations	0.13	—	0.11	(0.01)

Net income	$0.36	$0.20	$0.60	$0.40

Diluted earnings per common share:
Income from continuing operations	$0.23	$0.20	$0.47	$0.41
Discontinued operations	0.11	—	0.09	(0.01)

Net income	$0.34	$0.20	$0.56	$0.40

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

     The add-back of the interest and potential issuance of shares related to the Company’s 4½% Convertible Subordinated Notes due 2005 and 4¼% Convertible Subordinated Notes due 2008 was not included in the computation for 2003 because the effect would have been anti-dilutive.

9. STOCK BASED COMPENSATION

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

     The following pro forma information is being presented in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was adopted by the Company effective January 1, 2003. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income – as reported	$18,199	$9,661	$29,760	$19,512
Less pro forma effect of stock option grants, net of tax	(1,180)	(1,125)	(2,334)	(2,167)

Pro forma net income	$17,019	$8,536	$27,426	$17,345

Earnings per share-as reported
Basic	$0.36	$0.20	$0.60	$0.40
Diluted	$0.34	$0.20	$0.56	$0.40
Earnings per share- pro forma
Basic	$0.34	$0.18	$0.56	$0.36
Diluted	$0.32	$0.17	$0.52	$0.35

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

     The fair values of stock options granted used to compute pro forma net income were estimated at the date of grant using a Black-Scholes option valuation model based on the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.4%	2.5%	2.8%	2.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	54.8%	61.4%	56.0%	63.7%
Expected life (in years)	4.0	4.0	4.0	4.0

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

10. CONTINGENCIES

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

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) – (continued)

Cost report settlements and the filing of cost reports increased net patient revenue by $2.7 million, $0.6 million, $4.3 million and $0.8 million for the three months ended and six months ended June 30, 2004 and 2003 respectively.

          Financial Instruments

          The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The Company maintains a $100.0 million interest rate swap agreement under our 7½% Senior Subordinated Notes due 2013 with a LIBOR plus 2.79% floating interest rate over the term of the agreement. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The Company anticipates that the counterparty will fully satisfy its obligations under the contract.

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In December 2003, the Financial Accounting Standards Board (“FASB”) issued Revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), which requires the consolidation of variable interest entities. FIN 46R, as revised, was applicable to financial statements of companies that had interests in “special purpose entities” during 2003. Effective as of the first quarter of 2004, FIN 46R is applicable to financial statements of companies that have interests in all other types of entities. The adoption of FIN 46R had no effect on the Company’s financial position, results of operations or cash flows.

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 represents the first phase of the FASB’s project to clarify the accounting treatment of certain instruments that possess characteristics of both liabilities and equity. SFAS No. 150 generally requires that freestanding financial instruments that obligate the issuer to redeem the holder’s shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions be treated as liabilities. The Company adopted SFAS No. 150 on July 1, 2003. In October 2003, the FASB voted to defer for an indefinite period of time the application of the provisions of SFAS No. 150 relating to non-controlling interests in limited-life subsidiaries. Neither the adoption of SFAS No. 150 nor the deferral had a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          You should read the following discussion along with the Condensed Consolidated Financial Statements and accompanying notes included in Item 1 of this report.

Executive Overview

          We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban communities throughout the United States. As of June 30, 2004, we owned or leased 20 general acute care hospitals in 12 states, with a total of 2,492 licensed beds.

          We sold Glades General Hospital in Belle Glade, Florida, on April 30, 2004, and sold Brim Healthcare, Inc. on June 30, 2004. The operating results of both entities are reported as “discontinued operations”, and the consolidated financial statements and statistics for all prior periods have been adjusted to reflect this presentation.

          Revenues from continuing operations for the second quarter of 2004 increased 13.4% to $208.5 million, compared with $183.9 million for the same period last year, primarily as a result of increases in adjusted admissions and net patient revenue per adjusted admission, as well as cost report settlements and the filing of cost report settlements. For the second quarter of 2004, income from continuing operations was $11.8 million, compared with $9.9 million in the prior year’s quarter. The increase in income from continuing operations was primarily due to the acquisition of Memorial Medical Center in Las Cruces, New Mexico. Cash flow from operations for the second quarter increased 38.1% to $23.8 million, compared with $17.2 million in the same quarter for last year. The increase was due primarily to an increase of $1.9 million in our income from continuing operations and an increase of $5.8 million in our deferred income tax provision resulting from the Las Cruces acquisition and divestitures of Glades General Hospital and Brim Healthcare, Inc. The increase in cash flow from operations is partially offset by $2.2 million in payments under our supplemental deferred compensation plan to Brim Healthcare, Inc. employees prior to the divestiture of the hospital management subsidiary.

          For the second quarter of 2004, 19 of our 20 owned or leased hospitals are considered same-store hospitals. Memorial Medical Center in Las Cruces, New Mexico, acquired through a long-term lease effective June 1, 2004, is excluded from same-store results. On a same-store basis, net patient revenue for the quarter increased 6.4%, net patient revenue per adjusted admission increased 6.8% and surgeries increased 2.9%. We continue to see the results of the successful recruitment of primarily specialist physicians in 2003 and 2004, strong outpatient growth and an increase in acuity. Same-store adjusted admissions were flat quarter over quarter, as a result of an increase in same-store outpatient revenue and a decline in same-store admissions.

Acquisitions and Divestitures

          On April 30, 2004, we completed the sale of Glades General Hospital in Belle Glade, Florida to a wholly-owned subsidiary of the Health Care District of Palm Beach County. The District reacquired the operating assets of the hospital for a purchase price of approximately $1.5 million in cash at closing, net of assumed and contractual obligations. Under the purchase agreement, we retained the hospital’s accounts receivable, income tax receivable and deferred income taxes. We also retained certain payroll-related liabilities and other accrued expenses.

     Effective June 1, 2004, we completed the acquisition, through a long-term lease, of Memorial Medical Center in Las Cruces, New Mexico from The City of Las Cruces, New Mexico and The County of Doña Ana, New Mexico for approximately $152.8 million.

     On June 30, 2004, we completed the sale of the stock of Brim Healthcare, Inc., our hospital management subsidiary, to Brim Holding Company, Inc., an independent investor-owned entity for approximately $13.2 million in cash.

New Facilities

     In the third quarter of 2003, we announced the construction of a new 41-bed acute care hospital in Hardeeville, South Carolina, which is scheduled for completion by late 2004. In the fourth quarter of 2003, we announced the construction of a new 60-bed acute care hospital in Ft. Mohave, Arizona, near our existing hospital in Needles, California. Construction on the Ft. Mohave facility is anticipated to be completed in the third quarter of 2005.

Revenues

     The table below reflects the approximate percentages of net patient revenue received from Medicare, Medicaid, managed care and other payors and self-pay for the periods presented:

	Three Months Ended
	June 30,		Year Ended December 31,
	2004	2003	2003
Medicare	38.8%	38.5%	38.5%
Medicaid	8.7	10.7	10.3
Managed care and other payors	41.7	42.9	44.2
Self-pay	10.8	7.9	7.0

Total	100.0%	100.0%	100.0%

     Net patient revenue is reported net of contractual adjustments and policy discounts. Net patient revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net patient revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Cost report settlements and the filing of cost reports increased net patient revenue by $2.7 million, $0.6 million, $4.3 million and $0.8 million for the three months ended and six months ended June 30, 2004 and 2003 respectively.

     The payment rates under the Medicare program for inpatients are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net patient revenue growth. Effective April 1, 2002, Centers for Medicare and Medicaid Services implemented changes to the Medicare outpatient prospective system. Although these changes have resulted in reductions to Medicare outpatient payments, these reductions, as well as changes to the Medicare system caused by the Benefit Improvement and Protection Act of 2000, should not materially affect our net patient revenue growth. While the Medicare Prescription Drug, Improvement and Modernization Act of 20003 (“MMA”) provides a broad range of provider payment benefits, federal government spending in excess of federal budgetary provisions contained in passage of MMA could result in future deficit spending for the Medicare system, which could cause future payments under the Medicare system to grow at a slower rate or decline.

     We continually monitor the cost/benefit relationship of services provided at our hospitals, and make decisions about adding new services or discontinuing existing services.

Revenue/Volume Trends

     The key metrics we use internally to evaluate our revenues are adjusted admissions, which equate to volume, and revenues per adjusted admission, which relate to pricing and acuity. We anticipate our patient volumes and related revenues will continue to be impacted by the following factors:

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues and patient volumes. Adding specialists and new services typically results in an increase in volumes at a hospital. We recruited 71 physicians during the first six months of 2004 of which approximately two-thirds of these physicians are specialists. Of these 71 physicians recruited, 51 commenced practice during the first six months of 2004 and 20 are scheduled to start by the end of 2004.

•	Medicare Rate Increases. MMA provides a prescription drug benefit for Medicare beneficiaries and also contains numerous provisions that provide incremental funding to hospitals. Hospitals qualify for Medicare disproportionate share hospital (“DSH”) payments when their percentage of low-income patients exceed 15%. A majority of our hospitals qualify to receive DSH payments. Effective April 1, 2004, MMA raised the cap on the DSH payment adjustment percentage from 5.25% to 12.0% for rural and small urban hospitals and specified that payments to all hospitals are based on the same conversion factor, regardless of geographic location. A majority of our hospitals are benefiting from these provisions.

•	Growth in Outpatient Services. Many procedures once performed only on an inpatient basis are now performed as outpatient procedures. This shift is the result of continuing advances in medical and pharmaceutical technologies, and of efforts by payors to control costs. Reimbursement for inpatient services is typically higher than that for the same procedures performed on an outpatient basis. We anticipate that the long-term growth trend toward outpatient services will continue. The following table reflects gross outpatient, inpatient and other revenues as a percentage of our total gross revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Outpatient	46.9%	45.1%	45.4%	44.1%
Inpatient	52.5	54.4	54.1	55.3
Other	0.6	0.5	0.5	0.6

Total	100.0%	100.0%	100.0%	100.0%

Other Trends

Increase in Provision for Doubtful Accounts. Like many of the other companies in our industry, we are experiencing an increase in our provision for doubtful accounts relating to “self-pay” accounts receivable. “Self-pay” revenue refers to payment for healthcare services received directly from individual patients, either in the form of a deductible or co-payment under a health insurance plan or as full or partial payment of the amount charged by the provider or not covered by insurance. The current soft economic environment, higher unemployment rates and increasing numbers of uninsured patients, combined with higher co-payments and deductibles, are placing a greater portion of the financial responsibility for healthcare services on the patient rather than insurers. Additionally, many of these patients are being admitted through the emergency room department and often require more costly care, resulting in higher billings. Many of these accounts remain uncollected for extended periods of time, requiring providers to increase the amounts reserved as “doubtful accounts” and ultimately written off as uncollectible.

     We experienced an increase in our provision for doubtful accounts during the first six months of 2004. Although the economies of a majority of the communities in which we operate hospitals have stabilized, most of such hospitals are experiencing a reduction in state Medicaid coverage. Our provision for doubtful accounts relates primarily to self-pay revenues. The following table reflects our self-pay revenues as a percentage of total net patient revenues:

	2004	2003
First Quarter	8.7%	6.0%
Second Quarter	10.8%	7.9%
Six Months Ended June 30	9.8%	7.0%

     Our revenues are reduced when we write-off patient accounts identified as uncollectible or as charity and indigent care. Our hospitals write-off a patient’s account upon the determination that the patient qualifies, or when it is not paid and deemed uncollectible, under a hospital’s charity and indigent care policy. Charity care (based on gross charges) was approximately $4.3 million for the three months ended June 30, 2004 compared to approximately $6.1 million for the three months ended June 30, 2003. Charity care (based on gross charges) for the six months ended June 30, 2004 was approximately $7.7 million compared to $11.1 million for the six months ended June 30, 2003.

Results of Operations

Operating Results Summary

     The following are comparative summaries of results from operations for the three and six months ended June 30, 2004 and 2003 (dollars in thousands, except per share data):

	Three Months Ended June 30,
	2004		2003
		% of		% of	% Change
	Amount	Revenues	Amount	Revenues	From Prior Year
Revenues:
Net patient revenue	$205,886		$181,758
Other	2,648		2,177

	208,534	100.0%	183,935	100.0%	13.4%
Expenses:
Salaries, wages and benefits	75,221	36.1	70,732	38.5
Purchased services	20,504	9.8	17,578	9.6
Supplies	25,847	12.4	23,040	12.5
Provision for doubtful accounts	21,711	10.4	16,263	8.8
Other operating expenses	24,269	11.6	21,341	11.6
Rentals and leases	2,961	1.4	2,234	1.2
Depreciation and amortization	11,466	5.5	9,079	4.9
Interest expense	7,416	3.6	6,635	3.6
Minority interest	169	0.1	82	—
Loss on sale of assets	18	—	—	—
Loss on early extinguishment of debt	—	—	477	0.3

Total expenses	189,582	90.9	167,461	91.0	13.2

Income from continuing operations before provision for income taxes	18,952	9.1	16,474	9.0	15.0
Income taxes	7,122	3.4	6,555	3.6

Income from continuing operations	11,830	5.7%	9,919	5.4%	19.3

Discontinued operations, net of tax:
Loss from operations	(464)		(258)
Net gain on divestitures	6,833		—

	6,369		(258)

Net income	$18,199		$9,661		88.4%

Net income per common share:
Basic	$0.36		$0.20

Diluted	$0.34		$0.20

	Six Months Ended June 30,
	2004		2003
		% of		% of	% Change
	Amount	Revenues	Amount	Revenues	From Prior Year
Revenues:
Net patient revenue	$404,127		$361,438
Other	4,983		4,940

	409,110	100.0%	366,378	100.0%	11.7%
Expenses:
Salaries, wages and benefits	149,576	36.6	141,781	38.7
Purchased services	38,942	9.5	34,141	9.3
Supplies	51,886	12.7	47,035	12.9
Provision for doubtful accounts	41,944	10.2	32,303	8.8
Other operating expenses	46,935	11.5	42,804	11.7
Rentals and leases	5,256	1.3	4,478	1.2
Depreciation and amortization	21,642	5.3	17,915	4.9
Interest expense	14,336	3.5	12,357	3.4
Minority interest	236	—	149	—
Loss on sale of assets	18	—	—	—
Loss on early extinguishment of debt	—	—	477	0.1

Total expenses	370,771	90.6	333,440	91.0	11.2

Income from continuing operations before provision for income taxes	38,339	9.4	32,938	9.0	16.4
Income taxes	14,302	3.5	13,127	3.6

Income from continuing operations	24,037	5.9%	19,811	5.4%	21.3

Discontinued operations, net of tax:
Loss from operations	(940)		(299)
Net gain on divestitures	6,663		—

	5,723		(299)

Net income	$29,760		$19,512		52.5%

Net income per common share:
Basic	$0.60		$0.40

Diluted	$0.56		$0.40

	Three Months Ended
	June 30,
	2004	2003	% Change
Continuing Operations (1):
Number of hospitals at end of period	20	19	5.3%
Licensed beds at end of period (3)	2,492	2,208	12.9
Beds in service at end of period	2,119	1,933	9.6
Inpatient admissions (4)	17,724	17,579	1.0
Adjusted admissions (5)	33,564	32,143	4.4
Patient days (6)	76,208	74,713	2.0
Adjusted patient days (7)	144,323	136,619	5.6
Average length of stay (days) (8)	4.3	4.3	—
Net patient revenue:
Per inpatient admission	$11,616	$10,340	12.3
Per adjusted admission	$6,134	$5,655	8.5
Gross revenue (9):
Inpatient	$239,461	$219,842	8.9
Outpatient	214,010	182,075	17.5

	$453,471	$401,917	12.8

Same Hospitals (2):
Number of hospitals at end of period	19	19	—%
Licensed beds at end of period (3)	2,206	2,208	—
Beds in service at end of period	1,920	1,933	(0.7)
Inpatient admissions (4)	16,883	17,579	(4.0)
Adjusted admissions (5)	32,026	32,143	(0.4)
Patient days (6)	72,580	74,713	(2.8)
Adjusted patient days (7)	137,678	136,619	0.8
Average length of stay (days) (8)	4.3	4.3	—
Net patient revenue:
Per inpatient admission	$11,456	$10,340	10.8
Per adjusted admission	$6,039	$5,655	6.8
Gross revenue (9):
Inpatient	$225,931	$219,842	2.8
Outpatient	202,566	182,075	11.3

	$428,497	$401,917	6.6

(1)	All statistics at June 30, 2004 and 2003 have been restated to exclude the ownership and operations of Glades General Hospital, which was sold effective April 30, 2004.

(2)	Represents hospitals owned or leased during both periods.

(3)	Beds for which a hospital has been granted approval to operate from the applicable state licensing agency.

(4)	Represents the total number of patients admitted (in a facility for a period in excess of 23 hours) and used by management and investors as a general measure of inpatient volume.

(5)	Used by management and investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted admissions computation equates outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(6)	Represents the total number of days the patients who are admitted stay in our hospitals.

(7)	Adjusted patient days are computed by multiplying patient days (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted patient days computation equates outpatient revenue to the volume measure (patient days) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(8)	The average number of days admitted patients stay in our hospitals.

(9)	Represents revenues prior to reductions for discounts and contractual allowances.

	Six Months Ended
	June 30,
	2003	2002	% Change
Continuing Operations (1):
Number of hospitals at end of period	20	19	5.3%
Licensed beds at end of period (3)	2,492	2,208	12.9
Beds in service at end of period	2,119	1,933	9.6
Inpatient admissions (4)	36,717	36,303	1.1
Adjusted admissions (5)	67,548	65,252	3.5
Patient days (6)	157,455	155,296	1.4
Adjusted patient days (7)	289,643	279,137	3.8
Average length of stay (days) (8)	4.3	4.3	—
Net patient revenue:
Per inpatient admission	$11,007	$9,956	10.6
Per adjusted admission	$5,983	$5,539	8.0
Gross revenue (9):
Inpatient	$493,404	$447,607	10.2
Outpatient	414,286	357,079	16.0

	$907,690	$804,686	12.8

Same Hospitals (2):
Number of hospitals at end of period	19	19	—%
Licensed beds at end of period (3)	2,206	2,208	—
Beds in service at end of period	1,920	1,933	(0.7)
Inpatient admissions (4)	35,876	36,303	(1.2)
Adjusted admissions (5)	66,010	65,252	1.2
Patient days (6)	153,827	155,296	(1.0)
Adjusted patient days (7)	282,998	279,137	1.4
Average length of stay (days) (8)	4.3	4.3	—
Net patient revenue:
Per inpatient admission	$10,917	$9,956	9.7
Per adjusted admission	$5,933	$5,539	7.1
Gross revenue (9):
Inpatient	$479,874	$447,606	7.2
Outpatient	402,842	357,079	12.8

	$882,716	$804,685	9.7

See accompanying footnotes on previous page.

For the Three Months Ended June 30, 2004 and 2003

     Revenues increased 13.4% to $208.5 million for the quarter ended June 30, 2004, compared to $183.9 million for the three months ended June 30, 2003. This increase is primarily due to increases in adjusted admissions of 4.4% and net patient revenue per adjusted admission of 8.5%. The increase in adjusted admissions was attributable, in part, to the addition of 19 new physicians in our communities during the three months ended June 30, 2004 and the maturity of the physician practices for the doctors we recruited in our communities in 2003 and the first quarter of 2004. The increase in net patient revenue per adjusted admission was due, in part, by acuity as our Medicare case mix index increased approximately 2.5% to 1.22 for the three months ended June 30, 2004 from 1.19 for the three months ended June 30, 2003. Cost report settlements and the filing of cost reports also increased revenues by $2.7 million and $0.6 million for the three months ended June 30, 2004 and 2003, respectively.

     The table below reflects the sources of our net patient revenue for the quarters ended June 30, expressed as a percentage of total net patient revenue:

	Three Months Ended June 30,
	2004	2003
Medicare	38.8%	38.5%
Medicaid	8.7	10.7
Other (including self-pay)	52.5	50.8

	100.0%	100.0%

     Salaries, wages and benefits as a percentage of revenues decreased to 36.1% in the quarter ended June 30, 2004 from 38.5% for the quarter ended June 30, 2003. The decrease is primarily due to improvements resulting from continued implementation of our flexible staffing standards throughout our hospitals, which effectively matches labor with hospital volume trends.

     Purchased services, as a percentage of revenues, increased to 9.8% in the quarter ended June 30, 2004 from 9.6% for the quarter ended June 30, 2003. The increase is primarily due to an increase in legal fees of $0.3 million and a $1.2 million increase in contract labor (primarily contract nursing at two of our hospitals) for the quarter ended June 30, 2004 compared to the prior year’s quarter.

     Provision for doubtful accounts, as a percentage of revenues, increased to 10.4% in the quarter ended June 30, 2004 from 8.8% for the quarter ended June 30, 2003, due primarily to the increase in bad debts resulting from the increase in self-pay revenue. During the quarter ended June 30, 2004, self-pay revenue as a percentage of gross revenues increased to 5.9% from 5.1% for the quarter ended June 30, 2003. Net patient revenue associated with self-pay patients is generally recorded at gross charges, which are higher than what government programs and managed care plans pay. As a result, failure to receive payment from self-pay and uninsured patients results in a higher provision for doubtful accounts as a percentage of total net patient revenue. We are monitoring the self-pay revenue category closely and expect the provision for doubtful accounts expense to be in the 10% of revenues range for 2004. Although the economies of a majority of the communities in which we operate hospitals have stabilized, most of such hospitals are experiencing a reduction in state Medicaid coverage.

     Depreciation and amortization expense increased $2.4 million to $11.5 million in the quarter ended June 30, 2004 from $9.1 million in the quarter ended June 30, 2003. Approximately $0.7 million of the increase results from the additional expense associated with the Las Cruces acquisition, with the remainder of the increase resulting from our capital expenditure program focusing on revenue generating projects.

     Interest expense increased $0.8 million to $7.4 million in the quarter ended June 30, 2004 from $6.6 million in the quarter ended June 30, 2003. The increase is primarily driven by the additional debt associated with the Las Cruces acquisition. and the issuance in May 2003 of $200.0 million aggregate principal amount of 7½% Senior Subordinated Notes due 2013, offset by repayments during the second quarter of 2003 of outstanding borrowings on our senior bank credit facility and repurchases of a portion of our 4½% Convertible Subordinated Notes due 2005. The interest related to the $200.0 million 7½% Senior Subordinated Notes due 2013 was reduced by a $100.0 million fixed to floating interest rate swap agreement entered into in the third quarter of 2003, which has rates currently lower than the underlying debt.

     The provision for income taxes totaled $7.1 million, or a 37.6% effective tax rate, in the quarter ended June 30, 2004 compared to $6.6 million, or a 39.8% effective tax rate, in the quarter ended June 30, 2003. The reduction in the effective tax rate in the quarter ended June 30, 2004 was primarily attributable to a reduction in our tax liabilities due to the final and favorable resolution of examinations by taxing authorities as we recently concluded audits that have been ongoing for over one year.

     In the three months ended June 30, 2004, we incurred a loss of $0.5 million from discontinued operations compared to a loss of $0.3 million for the three months ended June 30, 2003. The increase in the loss is primarily due to an increase in medical malpractice expense for Glades General Hospital. A net gain on divestiture of $6.8 million was recognized during the three months ended June 30, 2004, primarily due to the sale of Brim Healthcare, Inc.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Revenues increased 11.7% or $42.7 million to $409.1 million for the six months ended June 30, 2004, compared to the same period last year. This increase is primarily due to increases in adjusted admissions of 3.5% and net patient revenue per adjusted admission of 8.0%. The increase in adjusted admissions was attributable, in part, to the addition of 51 new doctors in our communities during the six months ended June 30, 2004 and the maturity of the physician practices for the doctors we recruited in our communities in 2003. The increase in net patient revenue per adjusted admission was due, in part, by acuity as our Medicare case mix index increased approximately 3.4% from 1.23 for the six months ended June 30, 2004 from 1.19 for the six months ended June 30, 2003. Cost report settlements and the filing of cost reports also increased revenues by $4.3 million and $0.8 million for the six months ended June 30, 2004 and 2003, respectively.

     The table below reflects the sources of our net patient revenue for the six months ended June 30, expressed as a percentage of total net patient revenue:

	Six Months Ended June 30,
	2004	2003
Medicare	39.6%	39.0%
Medicaid	9.0	10.7
Other and self-pay	51.4	50.3

	100.0%	100.0%

     Salaries and benefits as a percentage of revenues decreased to 36.6% for the six months ended June 30, 2004 from 38.7% for the six months ended June 30, 2003. The improvement is primarily due to the continued implementation of our flexible staffing standards throughout our hospitals, which effectively matches labor with hospital volume trends. Our improvement in productivity was partially offset by an overall increase in medical benefit costs.

     Purchased services, as a percentage of revenues, increased to 9.5% for the six months ended June 30, 2004, compared to 9.3% for the comparable period of the prior year. The increase is primarily due to an increase in legal fees of $1.1 million and a $1.8 million increase in contract labor (primarily for contract nursing at two of our hospitals) for the six months ended June 30, 2004 compared to the same period of the prior year.

     The provision for doubtful accounts increased to 10.2% of revenues for the six months ended June 30, 2004 compared to 8.8% for the comparable period of the prior year, due primarily to the increase in bad debts resulting from the increase in self-pay revenue. During the six months ended June 30, 2004, self-pay revenue as a percentage of gross revenues increased to 5.2% from 4.5% for the six months ended June 30, 2003. Although the economies of a majority of the communities in which we operate hospitals have stabilized, most of such hospitals are experiencing a reduction in state Medicaid coverage.

     Other operating expenses decreased as a percentage of revenues to 11.5% for the six months ended June 30, 2004 from 11.7% in the comparable period of the prior year primarily due to decreases in physician recruitment expense, travel expense, employee recruitment expenses and advertising expenses, offset by increases in medical malpractice expense, repairs and maintenance and property taxes.

     Depreciation and amortization expense was $21.6 million, or 5.3% of revenues for the six months ended June 30, 2004, compared to $17.9 million, or 4.9% of revenues, for the comparable period of 2003. Approximately $0.7 million of this increase is the result of the additional expense associated with the Las Cruces acquisition, with the remainder of the increase resulting from our capital expenditure program focusing on revenue generating projects.

     Interest expense increased to $14.3 million for the six months ended June 30, 2004, compared to $12.4 million for the comparable period of 2003. The increase is primarily driven by the additional debt associated with the Las Cruces acquisition and the issuance in May 2003 of $200.0 million aggregate principal amount of 7½% Senior Subordinated Notes due 2013, offset by repayments during the second quarter of 2003 of outstanding borrowings on our senior bank credit facility and repurchases of a portion of our 4½% Convertible Subordinated Notes due 2005. The

interest related to the $200.0 million 7½% Senior Subordinated Notes due 2013 was reduced by a $100.0 million fixed to floating interest rate swap agreement entered into in the third quarter of 2003, which has rates currently lower than the underlying debt.

     The provision for income taxes totaled $14.3 million, or a 37.3% effective tax rate, for the six months ended June 30, 2004 compared to $13.1 million, or a 39.9% effective tax rate, for the comparable period of the prior year. The reduction in the effective tax rate for the six months ended June 30, 2004 was primarily attributable to a reduction in our tax liabilities due to the final and favorable resolution of examinations by taxing authorities as we recently concluded audits that have been ongoing for over one year.

     In the six months ended June 30, 2004, our discontinued operations incurred a loss from operations of $0.9 million compared to a $0.3 million loss from operations for the same period in 2003. This increase in the loss from operations results primarily from the recording of increased medical malpractice expense in connection with the sale of Glades General Hospital. A net gain on divestitures of $6.7 million was recognized during the six months ended June 30, 2004 due primarily to the sale of Brim Healthcare, Inc., which resulted in an after-tax gain of $7.0 million.

Liquidity and Capital Resources

     At June 30, 2004, we had working capital from continuing operations of $87.1 million, including cash and cash equivalents of $2.0 million, compared to working capital from continuing operations of $103.4 million, including $19.1 million in cash and cash equivalents at June 30, 2003.

     Net cash provided by operating activities was $48.8 million for the six months ended June 30, 2004, compared to $53.9 million for the six months ended June 30, 2003. The $5.1 million reduction in net cash provided by operating activities is primarily due to $4.9 million of 2003 incentive compensation payments made in February 2004, an increase in net income taxes paid of $6.8 million for the comparable six-month periods, an increase in interest payments of $3.3 million for the comparable six-month periods and approximately $2.2 million in payments made under our supplemental deferred compensation plan in June 2004. The decrease in cash flow from operating activities is partially offset by a $7.4 million increase in our deferred income tax provision resulting from the Las Cruces acquisition and divestitures of Glades General Hospital and Brim Healthcare, Inc., and an increase in our income from continuing operations and depreciation and amortization expense.

     Net cash used in investing activities increased to $190.5 million for the six months ended June 30, 2004 from $37.3 million for the six months ended June 30, 2003, primarily due to the $152.8 million Las Cruces acquisition and as a result of our capital expenditure program focusing on revenue generating projects. Significant capital expenditures for the six months ended June 30, 2004 included $6.3 million for the purchase of land at Havasu Regional Medical Center, $8.9 million in construction costs for the new hospital in Hardeeville, South Carolina, $1.9 million for our MRI project at Los Alamos Medical Center, $1.7 million for women’s services at Teche Regional Medical Center, and $1.1 million in construction costs for the new hospital in Ft. Mohave, Arizona.

     Net cash provided by financing activities totaled $82.1 million for the six months ended June 30, 2004, primarily due to borrowings of $110.0 million under our senior bank credit facility for the Las Cruces acquisition, as partially offset by $34.6 million in repayments of borrowings under our senior bank credit facility from proceeds from the sale of Brim Healthcare, Inc. ($13.2 million) and available cash. Net cash used in financing activities of $11.8 million for the six months ended June 30, 2003 resulted from $194.2 million in net proceeds from the issuance of our 7½% Senior Subordinated Notes due 2013, which were used to more than offset the cash paid to repay $114.3 million outstanding on the senior bank credit facility and to repurchase $74.0 million principal amount of our 4½% Convertible Subordinated Notes due 2005.

     We maintain a senior bank credit facility with Wachovia Bank, National Association, as agent and issuing bank for a syndicate of lenders with aggregate commitments up to $250.0 million. At June 30, 2004, we had $166.3 million, net of outstanding revolver borrowings of $75.4 million and letters of credit of $8.3 million, available for borrowing under the senior bank credit facility. Loans under the senior bank credit facility bear interest, at our option, at the adjusted base rate or at the adjusted LIBOR rate. We pay a commitment fee, which varies from three-eighths to one-half of one percent of the unused portion, depending on our compliance with certain financial ratios. We may prepay any principal amount outstanding under the senior bank credit facility at any time before the maturity date of November 13, 2006.

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

     In 2000, we sold $150.0 million aggregate principal amount of 4½% Convertible Subordinated Notes due November 20, 2005. The 4½% Notes bear interest at the rate of 4½% per year, payable semi-annually on each May 20 and November 20. The 4½% Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $26.45 per share. The conversion price is subject to adjustment. We may redeem all or a portion of the 4½% Notes on or after November 20, 2003, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require us to repurchase all of the holder’s notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The 4½% Notes are unsecured obligations and rank junior in right of payment to all of our existing and future senior indebtedness. The 4½% Notes rank equal in right of payment to our 4¼% Convertible Subordinated Notes due 2008 and our 7½% Senior Subordinated Notes due 2013. The 4½% Notes effectively rank junior to our subsidiary liabilities. The indenture does not contain any financial covenants. At June 30, 2004, $76.0 million principal amount of the 4½% Notes remained outstanding, and a total of 2,872,760 shares of common stock have been reserved for issuance upon conversion of the remaining 4½% Notes.

     In October 2001, we sold $172.5 million of 4¼% Convertible Subordinated Notes due October 10, 2008. Net proceeds of approximately $166.4 million were used to reduce the outstanding balance on our senior bank credit facility and for acquisitions. The 4¼% Notes bear interest at the rate of 4¼% per year, payable semi-annually on each April 10 and October 10. The 4¼% Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $27.70 per share. The conversion price is subject to adjustment. We may redeem all or a portion of the 4¼% Notes on or after October 10, 2004, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require us to repurchase all of the holder’s notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The 4¼% Notes are unsecured and subordinated to our existing and future senior indebtedness. The 4¼% Notes rank equal in right of payment to our 4½% Convertible Subordinated Notes due 2005 and our 7½% Senior Subordinated Notes due 2013. The 4¼% Notes effectively rank junior to our subsidiary liabilities. The indenture does not contain any financial covenants. A total of 6,226,767 shares of our common stock have been reserved for issuance upon conversion of the 4¼% Notes.

     Our Board of Directors has authorized the repurchase from time to time and subject to market conditions of our outstanding 4½% Notes and 4¼% Notes in the open market or in privately negotiated transactions. During 2003, we repurchased $74.0 million principal amount of the 4½% Notes. We recorded a $486,000 pretax loss associated with the early extinguishment of debt related to the repurchase of the 4½% Notes. We have not repurchased any of the 4¼% Notes. Additional repurchases of either series of notes, if any, will be made out of cash provided by operations, amounts available under our senior bank credit facility, or from the proceeds of future financing activities.

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

     Capital expenditures for our owned and leased hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by our hospitals. We expect our total capital expenditures in 2004 to approximate $50.0 million, exclusive of any acquisitions of businesses or new hospital construction projects. Planned capital expenditures for 2004 consist principally of capital improvements to owned and leased hospitals. In addition, we expect our new hospital construction projects in Hardeeville, South Carolina and Ft. Mohave, Arizona will total $46.0 million during 2004. We anticipate opening the South Carolina hospital in the fourth quarter of 2004 and the Arizona hospital in the third quarter of 2005. We are obligated to construct a replacement hospital for our existing Eunice, Louisiana facility contingent upon the existing facility meeting specified operating targets. At June 30, 2004, the specified operating targets had not been met. A replacement facility at Eunice, if constructed, is estimated to cost approximately $26.5 million. We expect to fund these expenditures through cash provided by operating activities and borrowings under our senior bank credit facility.

     Our management anticipates that cash flows from operations, amounts available under our senior bank credit facility, and our anticipated access to capital markets are sufficient to meet expected liquidity needs, planned capital expenditures, potential acquisitions and other expected operating needs over the next 12 months.

     During the six months ended June 30, 2004, there were no material changes in our contractual obligations presented in our 2003 Annual Report on Form 10-K.

Critical Accounting Policies and Impact of Recently Issued Accounting Standards

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to bad debts, contractual discounts, risk management reserves and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our critical accounting policies for risk management reserves and intangible assets are more fully described in our 2003 Annual Report on Form 10-K.

Allowance for Doubtful Accounts.

     Substantially all of our accounts receivable are related to providing healthcare services to our hospitals’ patients. Our ability to collect outstanding receivables from third-party payors and others is critical to our operating performance and cash flows. The primary collection risk lies with uninsured patient accounts or patient accounts for which a balance remains after primary insurance has paid. Insurance coverage is verified prior to treatment for all procedures scheduled in advance and walk-in patients. Insurance coverage is not verified in advance of procedures for emergency room patients. Deductibles and co-payments are generally determined prior to the patient’s discharge with emphasis on collection efforts before discharge. Once these amounts are determined, any remaining patient balance is identified and collection activity is initiated before the patient is discharged. Our standard collection procedures are then followed until such time that management determines the account is uncollectible, at which point the account is written off. Our policy with respect to estimating our allowance for doubtful accounts is to reserve 50% of all self-pay accounts receivable aged between 121 and 150 days and 100% of all self-pay accounts that have aged greater than 150 days. Accordingly, substantially all of our bad debt expense is related to uninsured patient accounts and patient accounts for which a balance remains after primary insurance has paid. We continually monitor our accounts receivable balances and utilize cash collections data and other analytical tools to support the basis for our estimates of the provision for doubtful accounts. In addition, we perform quarterly hindsight procedures on historical collection and write-off experience to determine the reasonableness of our policy for estimating the allowance for doubtful accounts. Significant changes in payor mix or business office operations, or deterioration in aging accounts receivable could result in a significant increase in this allowance.

     In general, the standard collection cycle at our hospitals is as follows:

•	Upfront cash collection of deductibles, co-payments, and self-pay accounts.

•	From the time the account is billed until the period 120 days after the billing, internal business office collections and early out program collections are performed.

•	From the time the account is 121 days after billing until the period one year after billing, uncollected accounts are turned over to one of two primary collection agencies utilized by our company.

•	One year following the date of billing, any uncollected accounts are written off and the accounts are turned over to our secondary collection agency.

     The following table summarizes our days revenue outstanding on a same-store basis as of the dates indicated:

June 30, 2004	March 31, 2004	December 31, 2003
54	54	54

     Our target for days revenue outstanding ranges from 53 to 58 days.

     Uncollected accounts are manually written off: (a) if the balance is less than $10.00, (b) when turned over to an outside secondary collection agency at 365 days, or (c) earlier than 365 days if all collection efforts indicate an account is uncollectible. Once accounts have been written off, they are not included in our gross accounts receivable or allowance for doubtful accounts.

     The approximate percentage of total gross accounts receivable summarized by aging categories is as follows:

	June 30, 2004	March 31, 2004	December 31, 2003
0 to 60 days	57.5%	58.6%	57.7%
61 to 150 days	19.0	16.8	17.2
Over 150 days	23.5	24.6	25.1

Total	100.0%	100.0%	100.0%

     The approximate percentage of total gross accounts receivable summarized by payor is as follows:

	June 30, 2004	March 31, 2004	December 31, 2003
Medicare	24.6%	25.9%	25.5%
Medicaid	12.0	11.9	11.6
Managed Care and Other	26.5	25.2	25.4
Self-Pay	36.9	37.0	37.5

Total	100.0%	100.0%	100.0%

     Upfront cash collections for the quarter ended June 30, 2004 were approximately $3.3 million compared to $2.7 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, upfront cash collections were approximately $7.0 million compared to $5.3 million for the six months ended June 30, 2003.

Allowance for Contractual Discounts.

     We derive a significant portion of our revenues from Medicare, Medicaid and other payors that receive discounts from our standard charges. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are often complex and subject to interpretation and adjustment. In addition, the services authorized and provided and resulting reimbursement, are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process. Our hospitals’ computerized billing systems do not automatically calculate and record contractual allowances. Rather, we utilize an internally developed contractual model to estimate the allowance for contractual discounts on a payor – specific basis, given our interpretation of the applicable regulations or contract terms. Our contractual model for Medicare and Medicaid inpatient services utilizes the application of actual DRG data to individual patient accounts to calculate contractual allowances. For all outpatient services and non-Medicare and non-Medicaid inpatient services, our contractual model utilizes six month historical paid claims data by payor for such services to calculate the contractual allowances. Differences between the contractual allowances estimated by our contractual model and actual paid claims are adjusted when the individual claims are paid. Our contractual model is updated each quarter. In addition to the contractual allowances estimated and recorded by our contractual model, we also record an allowance equal to 100% of all Medicare, Medicaid, and other insurance payors accounts receivable that are aged greater than 365 days.

Market Risks Associated with Financial Instruments

     Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% – 80% of our debt at a fixed rate, either by borrowing on a long-term basis or entering into an interest rate swap. At June 30, 2004, approximately 67% of our outstanding debt was effectively at a fixed rate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the six months ended June 30, 2004, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Annual Report on Form 10-K for the year ended December 31, 2003. Our only derivative instrument relates to an interest rate swap agreement. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks Associated with Financial Instruments.”

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

Changes in Internal Controls

     We continue to evaluate our internal controls and procedures and implement additional procedures to ensure accurate and consistent reporting of financial results from period to period. There have been no significant changes in our internal controls over financial reporting that occurred during the three or six month period ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     On Thursday, May 18, 2004, we held our 2004 annual meeting of shareholders. At such meeting, the shareholders voted on the following two proposals:

Election of Directors

     The shareholders voted on the election of six nominees to the Board of Directors. The Board of Directors determined that the size of the Board of Directors be reduced to and set at six members. The Board of Directors then nominated Martin S. Rash, Joseph P. Nolan, Winfield C. Dunn, Paul J. Feldstein, David R. Klock, and Michael P. Haley for election at the annual meeting to serve until the 2005 annual meeting of shareholders. Each of the nominated directors were elected by the following vote:

Name	For	Withheld Authority
Martin S. Rash	41,694,203	2,180,200
Joseph P. Nolan	42,414,779	1,459,624
Winfield C. Dunn	42,206,918	1,667,485
Paul J. Feldstein	42,226,918	1,647,485
David R. Klock	42,226,918	1,647,485
Michael P. Haley	42,465,659	1,408,744

Ratification of Independent Registered Public Accounting Firm

     Second, the shareholders voted to approve the appointment of Ernst & Young LLP as the independent registered public accounting firm of our company and its subsidiaries for the fiscal year ending December 31, 2004. At the annual meeting, the shareholders voted to ratify the appointment of Ernst & Young LLP, with 37,671,438 votes for, 6,191,242 votes against and 11,723 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2000, Commission File No. 0-23639).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on May 22, 2002 (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3A, filed June 11, 2002, Registration No. 333-86578).

3.3	Amended and Restated Bylaws of Province Healthcare Company (incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated December 12, 2002, Commission File No. 0-23639).

10.1	Executive Severance Agreement by and between Province Healthcare Company and Steven Brumfield, dated as of July 7, 2004.*

10.2	Lease Agreement by and among the County of Doña Ana, New Mexico, the City of Las Cruces, New Mexico and PHC-Las Cruces, Inc., dated as of May 19, 2004.*

31.1	Certification pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to Rule 13a — 14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith

**	furnished herewith

(b)	Reports on Form 8-K

During the three months ended June 30, 2004, we filed or furnished the following current reports on Form 8-K:

(i)	Form 8-K, furnished on April 29, 2004, with respect to the announcement of our financial results for the first quarter ended March 31, 2004.

(ii)	Form 8-K, filed on May 5, 2004, with respect to the announcement of the completion of the sale of Glades General Hospital in Belle Glade, Florida.

(iii)	Form 8-K, filed on May 24, 2004, announcing that the Company signed a definitive agreement to acquire substantially all of the assets of Memorial Medical Center in Las Cruces, New Mexico.

(iv)	Form 8-K, filed on June 3, 2004, announcing that the Company completed the acquisition, through a long-term lease, of Memorial Medical Center in Las Cruces, New Mexico.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Province Healthcare Company

Date: August 9, 2004	By: /s/Steven R. Brumfield
Steven R. Brumfield
Vice President and Controller