Form 10-Q
period 2004-09-30
PROVINCE HEALTHCARE CO
filed 2004-11-09
CIK 1044942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding at November 1, 2004 49,784,106 shares

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,607	$46,117
Accounts receivable, less allowance for doubtful accounts of $81,175 in 2004 and $66,835 in 2003	138,751	110,335
Inventories	20,901	18,424
Prepaid expenses and other	15,502	14,614
Assets of discontinued operations	2,880	14,995

Total current assets	189,641	204,485
Property and equipment, net	562,782	459,843
Goodwill	388,957	309,191
Other assets	32,613	36,874

	$1,173,993	$1,010,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,956	$16,083
Accrued salaries and benefits	31,660	27,852
Accrued expenses	34,832	14,241
Current portion of long-term debt	251	743
Liabilities of discontinued operations	355	5,156

Total current liabilities	101,054	64,075
Long-term debt, less current portion	514,477	447,956
Other liabilities	58,671	49,579
Minority interests	2,171	1,910
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — $0.01 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock — $0.01 par value; 150,000,000 shares authorized; 49,764,999 shares and 48,841,157 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	498	488
Additional paid-in-capital	315,158	306,091
Retained earnings	182,474	141,186
Accumulated other comprehensive loss	(510)	(892)

Total stockholders’ equity	497,620	446,873

	$1,173,993	$1,010,393

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2004	2003
Revenues:
Net patient revenue	$232,572	$182,229
Other	2,743	2,560

	235,315	184,789
Expenses:
Salaries, wages and benefits	86,615	67,262
Purchased services	23,011	16,735
Supplies	30,530	24,035
Provision for doubtful accounts	26,537	18,773
Other operating expenses	26,174	22,417
Rentals and leases	3,072	2,198
Depreciation and amortization	12,561	9,317
Interest expense	7,618	6,989
Minority interests	201	52
(Gain) loss on sale of assets	(32)	75
Loss on early extinguishment of debt	—	10

Total expenses	216,287	167,863

Income from continuing operations before provision for income taxes	19,028	16,926
Income taxes	7,137	6,725

Income from continuing operations	11,891	10,201
Discontinued operations, net of tax:
Loss from operations	(362)	(394)
Net gain on divestitures	—	—

	(362)	(394)

Net income	$11,529	$9,807

Earnings (loss) per common share:
Basic:
Continuing operations	$0.24	$0.21
Discontinued operations:
Loss from operations	(0.01)	(0.01)
Net gain on divestitures	—	—

Net income	$0.23	$0.20

Diluted:
Continuing operations	$0.23	$0.21
Discontinued operations:
Loss from operations	(0.01)	(0.01)
Net gain on divestitures	—	—

Net income	$0.22	$0.20

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2004	2003
Revenues:
Net patient revenue	$636,699	$543,667
Other	7,727	7,500

	644,426	551,167
Expenses:
Salaries, wages and benefits	236,192	209,043
Purchased services	61,953	50,876
Supplies	82,416	71,071
Provision for doubtful accounts	68,481	51,077
Other operating expenses	73,109	65,221
Rentals and leases	8,328	6,675
Depreciation and amortization	34,203	27,231
Interest expense	21,954	19,346
Minority interests	437	201
(Gain) loss on sale of assets	(14)	75
Loss on early extinguishment of debt	—	487

Total expenses	587,059	501,303

Income from continuing operations before provision for income taxes	57,367	49,864
Income taxes	21,439	19,852

Income from continuing operations	35,928	30,012
Discontinued operations, net of tax:
Loss from operations	(1,302)	(693)
Net gain on divestitures	6,663	—

	5,361	(693)

Net income	$41,289	$29,319

Earnings (loss) per common share:
Basic:
Continuing operations	$0.73	$0.61
Discontinued operations:
Loss from operations	(0.03)	(0.01)
Net gain on divestitures	0.14	—

Net income	$0.84	$0.60

Diluted:
Continuing operations	$0.70	$0.61
Discontinued operations:
Loss from operations	(0.02)	(0.01)
Net gain on divestitures	0.11	—

Net income	$0.79	$0.60

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Income from continuing operations	$35,928	$30,012
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	34,203	27,231
Deferred income taxes	14,139	3,469
Provision for professional liability	5,329	4,806
Loss on early extinguishment of debt	—	487
(Gain) loss on sale of assets	(14)	75
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(12,907)	3,279
Inventories	8	677
Prepaid expenses and other	(5,395)	813
Accounts payable and accrued expenses	20,682	10,914
Accrued salaries and benefits	(1,514)	1,372
Other	2,638	5,549

Net cash provided by operating activities	93,097	88,684
Cash flows from investing activities:
Purchase of property and equipment	(61,313)	(43,899)
Purchase of hospitals and healthcare entities	(153,317)	(3,247)

Net cash used in investing activities	(214,630)	(47,146)
Cash flows from financing activities:
Proceeds from long-term debt	110,372	194,212
Repayments of debt	(46,007)	(212,664)
Issuance of common stock	8,307	1,356

Net cash provided by (used in) financing activities	72,672	(17,096)

Net cash (used in) provided by continuing operations	(48,861)	24,442
Net cash provided by (used in) discontinued operations	14,351	(11)

(Decrease) increase in cash and cash equivalents	(34,510)	24,431
Cash and cash equivalents at beginning of period	46,117	14,625

Cash and cash equivalents at end of period	$11,607	$39,056

Interest payments	$14,800	$10,603
Income taxes paid, net	$11,196	$4,593

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Province Healthcare Company (the “Company”) was founded on February 2, 1996, and is engaged in the business of owning and leasing hospitals in non-urban communities throughout the United States. At September 30, 2004, the Company owned or leased 20 general acute care hospitals in 12 states. The Company acquired the 286-bed Memorial Medical Center in Las Cruces, New Mexico effective June 1, 2004, as discussed in Note 4. Effective April 30, 2004, the Company sold Glades General Hospital in Belle Glade, Florida and, effective June 30, 2004, sold Brim Healthcare, Inc., its hospital management subsidiary. The operations of Glades General Hospital and Brim Healthcare, Inc. are reported as discontinued operations, as discussed in Note 5. The Company’s 20 hospitals and operations are reported as continuing operations, with a total of 2,492 licensed beds at September 30, 2004.

     The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements included in our Current Report on Form 8-K, which was filed on September 14, 2004. The interim condensed consolidated financial statements at September 30, 2004, and for the three and nine month periods ended September 30, 2004 and 2003 are unaudited; however, such interim statements reflect all adjustments (consisting only of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Current Report on Form 8-K, which was filed on September 14, 2004.

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

3. ACQUISITION BY LIFEPOINT HOSPITALS, INC.

     The Company announced on August 16, 2004 that it had entered into a definitive merger agreement with LifePoint Hospitals, Inc. (“LifePoint”) in which LifePoint will acquire the Company for approximately $1.7 billion in cash, stock and the assumption of the Company’s debt. The transaction is expected to close in the first quarter of 2005.

     Pursuant to the definitive agreement, if the proposed transaction is consummated, the businesses of LifePoint and the Company will be combined under a newly formed company, which will be renamed LifePoint Hospitals, Inc. (“New LifePoint”). Each stockholder of the Company will receive a per share consideration comprised of $11.375 in cash and a number of shares of New LifePoint common stock equal to an exchange ratio of between 0.3447 and 0.2917 per common share of the Company, which will represent a value of $11.375, if the volume weighted average of the daily sale prices for shares of LifePoint common stock for the 20 consecutive trading day period ending at the close of business on the third trading day prior to closing (the “LifePoint average share price”), is between $33.00 and $39.00. If the LifePoint

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (continued)

average share price is $33.00 or less, the exchange ratio will be 0.3477, and if the LifePoint average share price is $39.00 or more, the exchange ratio will be 0.2917.

     The agreement provides for alternative structures. While it is anticipated that shares received by the Company’s stockholders will be received in a tax-free exchange, the parties have agreed to a taxable alternative structure at the same price if necessary to complete the acquisition.

     Each of the Boards of Directors of LifePoint and the Company have unanimously approved the proposed transaction. Completion of the transaction is subject to approval by the LifePoint stockholders and the Company’s stockholders, receipt of necessary financing by LifePoint and certain other conditions.

4. ACQUISITION OF HOSPITAL

     Effective June 1, 2004, the Company acquired Memorial Medical Center in Las Cruces, New Mexico, through a long-term capital lease agreement, for approximately $153.3 million, including direct and incremental costs of the acquisition. The preliminary allocation of the purchase price has been determined based upon currently available information and is subject to further refinement pending final appraisal of the property and equipment. The preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Current assets	$16,863
Property and equipment	75,391
Goodwill	79,766
Other assets	3
Current liabilities	(18,706)

$153,317

     To finance this acquisition, the Company borrowed $110.0 million under its senior bank credit facility and used approximately $43.3 million of available cash.

     The operating results of the hospital have been included in the accompanying condensed consolidated statements of income from the date of acquisition.

5. DISCONTINUED OPERATIONS

     On April 30, 2004, the Company sold substantially all of the assets and assigned certain liabilities of Glades General Hospital (“Glades”) in Belle Glade, Florida, to a wholly-owned subsidiary of the Health Care District of Palm Beach County for approximately $1.5 million, resulting in an immaterial gain on divestiture. Effective June 30, 2004, the Company sold the stock of Brim Healthcare, Inc. (“Brim”) to Brim Holding Company, Inc., an independent investor-owned Delaware corporation, for approximately $13.2 million, resulting in a pre-tax gain on divestiture of $11.3 million ($7.0 million gain net of tax). The operations of Glades and Brim are reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

     Impairment of long-lived assets other than goodwill is governed by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company adopted this statement effective January 1, 2002. In accordance with SFAS No. 144, in connection with the sale of Glades, the Company recorded a pre-tax impairment charge of $0.6 million ($0.4 million charge net of tax) during the nine months ended September 30, 2004 related to the write-down of other long-lived assets of the hospital to their net realizable value.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (continued)

     Operating results for discontinued operations for the three and nine months ended September 30, 2004 and 2003 are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$—	$10,640	$17,161	$34,475

Operating expenses	421	10,692	18,849	33,822
Depreciation and amortization	—	421	49	1,283
Interest expense	—	108	143	369
Net gain on divestitures	—	—	(10,774)	—

Total expenses	421	11,221	8,267	35,474

Income (loss) before income taxes	(421)	(581)	8,894	(999)
Income tax expense (benefit)	(59)	(187)	3,533	(306)

Income (loss) from discontinued operations	$(362)	$(394)	$5,361	$(693)

     The major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003 are as follows (in thousands):

	September 30, 2004	December 31, 2003
Cash	$177	$17
Accounts receivable, net	1,930	6,931
Inventories	—	529
Prepaid expenses and other current assets	21	392
Property and equipment, net	—	3,157
Deferred income taxes	752	3,856
Goodwill	—	80
Other assets	—	33

Total assets of discontinued operations	2,880	14,995

Accounts payable	—	812
Accrued salaries and benefits	84	1,603
Accrued expenses	271	513
Income taxes payable	—	1,246
Long-term debt	—	982

Total liabilities of discontinued operations	355	5,156

Net assets of discontinued operations	$2,525	$9,838

6. GOODWILL AND INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if certain indicators arise. The Company performs its annual impairment test of goodwill on October 1. The Company is not aware of any impairment indicators at September 30, 2004.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (continued)

7. LONG-TERM DEBT

     On June 1, 2004, in connection with the acquisition of Memorial Medical Center in Las Cruces, New Mexico, the Company borrowed $110.0 million under its senior revolving bank credit facility to finance the acquisition. On June 30, 2004, the Company repaid $34.6 million of the revolver borrowing with the proceeds from the sale of Brim and available cash on hand. During the third quarter of 2004, the Company repaid an additional $10.7 million (including $0.3 million borrowed under the revolver in the quarter ended September 30, 2004) of the revolver borrowings from its cash flow from operations. At September 30, 2004, the Company had $65.0 million outstanding under its senior bank credit facility. The amount outstanding at September 30, 2004 under the senior bank credit facility bears interest at the adjusted LIBOR rate, which was 4.438% at September 30, 2004.

     Effective April 30, 2004, the Company amended its senior bank credit facility to, among other items, (i) obtain consent for a limited repurchase of a portion of the Company’s 4 ½% Convertible Subordinated Notes due 2005 and/or the 4 ¼% Convertible Subordinated Notes due 2008, (ii) adjust the timing of the step down of leverage covenants, and (iii) approve the acquisition of Memorial Medical Center in Las Cruces, New Mexico as a Permitted Acquisition.

8. COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$11,529	$9,807	$41,289	$29,319
Net amortization of fair value of interest rate swap	127	—	382	—
Net change in fair value of interest rate swap	—	130	—	(65)

Comprehensive income	$11,656	$9,937	$41,671	$29,254

     The net amortization of the fair value of the interest rate swap, which was terminated in May 2003, is included in accumulated other comprehensive loss on the condensed consolidated balance sheets. The net change in fair value of the interest rate swap is included in retained earnings on the condensed consolidated balance sheets.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (continued)

9. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Earnings per common share:
Income from continuing operations	$11,891	$10,201	$35,928	$30,012
Add convertible notes interest, net of tax	1,901	—	5,698	—

	13,792	10,201	41,626	30,012
Discontinued operations	(362)	(394)	5,361	(693)

Net income	$13,430	$9,807	$46,987	$29,319

Weighted average shares:
Weighted average shares — basic	49,726	48,729	49,431	48,681
Dilution for employee stock options	1,276	910	1,216	462
Dilution for convertible notes	9,100	—	9,100	—

Weighted-average shares — diluted	60,102	49,639	59,747	49,143

Basic earnings per common share:
Income from continuing operations	$0.24	$0.21	$0.73	$0.61
Discontinued operations	(0.01)	(0.01)	0.11	(0.01)

Net income	$0.23	$0.20	$0.84	$0.60

Diluted earnings per common share:
Income from continuing operations	$0.23	$0.21	$0.70	$0.61
Discontinued operations	(0.01)	(0.01)	0.09	(0.01)

Net income	$0.22	$0.20	$0.79	$0.60

     The add-back of the interest and potential issuance of shares related to the Company’s 4 ½% Convertible Subordinated Notes due 2005 and 4 ¼% Convertible Subordinated Notes due 2008 was not included in the computation for 2003 because the effect would have been anti-dilutive.

10. STOCK BASED COMPENSATION

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income — as reported	$11,529	$9,807	$41,289	$29,319
Less pro forma effect of stock option grants, net of tax	(1,123)	(1,161)	(3,494)	(3,328)

Pro forma net income	$10,406	$8,646	$37,795	$25,991

Earnings per share-as reported
Basic	$0.23	$0.20	$0.84	$0.60
Diluted	$0.22	$0.20	$0.79	$0.60
Earnings per share- pro forma
Basic	$0.21	$0.18	$0.76	$0.53
Diluted	$0.20	$0.17	$0.73	$0.53

     The fair values of stock options granted used to compute pro forma net income were estimated at the date of grant using a Black-Scholes option valuation model based on the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.1%	3.0%	2.8%	2.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	57.0%	59.4%	56.0%	63.6%
Expected life (in years)	4.0	4.0	4.0	4.0

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

11. CONTINGENCIES

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

     Net Patient Revenue

     Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent periods because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including settlements) are included in the condensed consolidated statements of income in the period in which revisions are made, and result in adjustments in net patient revenue.

     Cost report settlements and the filing of cost reports increased net patient revenue by $3.5 million, $2.8 million, $7.8 million and $3.6 million for the three months ended and nine months ended September 30, 2004 and 2003, respectively.

     Financial Instruments

     The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The Company maintains a $100.0 million interest rate swap agreement under our 7 ½% Senior Subordinated Notes due 2013 with a LIBOR plus 2.79% floating interest rate over the term of the agreement. This agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The Company anticipates that the counterparty will fully satisfy its obligations under the contract.

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     Executive Overview

     We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban communities throughout the United States. As of September 30, 2004, we owned or leased 20 general acute care hospitals in 12 states, with a total of 2,492 licensed beds.

     We announced on August 16, 2004 that we entered into a definitive agreement whereby LifePoint Hospitals, Inc. would acquire us for approximately $1.7 billion in cash, stock and the assumption of our debt. The transaction is expected to close in the first quarter of 2005. See Note 3 of our condensed consolidated financial statements included elsewhere herein for a discussion of the proposed transaction.

     We sold Glades General Hospital in Belle Glade, Florida, on April 30, 2004, and sold Brim Healthcare, Inc. on June 30, 2004. The operating results of both entities are reported as “discontinued operations” and the consolidated financial statements and statistics for all prior periods have been adjusted to reflect this presentation. See Note 5 of our condensed consolidated financial statements included elsewhere herein for a discussion of our discontinued operations.

     Revenues from continuing operations for the third quarter of 2004 increased 27.3% to $235.3 million, compared with $184.8 million for the same period last year, primarily as a result of the acquisition of Memorial Medical Center in Las Cruces, New Mexico (“Memorial Medical Center”) and increases in same-store adjusted admissions of 0.7% and a 4.8% increase in same-store net patient revenue per adjusted admission, as well as the recording of cost report settlements. For the third quarter of 2004, income from continuing operations was $11.9 million, compared with $10.2 million in the prior year’s quarter. The increase in income from continuing operations was primarily due to the acquisition of Memorial Medical Center. Cash flow from operations for the third quarter increased 25.5% to $44.3 million, compared with $35.3 million in the same quarter for last year. The increase was due primarily to an increase of $1.7 million in our income from continuing operations, a $3.2 million increase in depreciation and amortization expense (of which $1.8 million is attributable to the Memorial Medical Center acquisition), and an increase of $3.3 million in our deferred income tax provision resulting from the Memorial Medical Center acquisition and divestitures of Glades General Hospital and Brim Healthcare, Inc.

     For the third quarter of 2004, 19 of our 20 owned or leased hospitals are considered same-store hospitals. Memorial Medical Center, acquired through a long-term lease effective June 1, 2004, is excluded from same-store results. On a same-store basis, net patient revenue for the quarter increased 5.5%, net patient revenue per adjusted admission increased 4.8% and surgeries increased 4.1%. We continue to see the results of the successful recruitment of primarily specialist physicians in 2003 and 2004, strong outpatient growth and an increase in acuity. Same-store adjusted admissions increased 0.7% on a quarter over quarter basis, as a result of an increase in same-store outpatient revenue of 11.8% and a decline in same-store admissions of 3.0%.

New Facilities

     In the third quarter of 2003, we announced plans to construct a new 41-bed acute care hospital in Hardeeville, South Carolina, which is scheduled for completion in the fourth quarter of this year. In the fourth quarter of 2003, we announced plans to construct a new 60-bed acute care hospital in Ft. Mohave, Arizona, near our existing hospital in Needles, California. Construction on the Ft. Mohave facility is anticipated to be completed in the third quarter of 2005.

Revenues

     The table below reflects the approximate percentages of net patient revenue received from Medicare, Medicaid, managed care and other payors and self-pay for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Year Ended December 31,
	2004	2003	2004	2003	2003
Medicare	35.8%	38.1%	37.7%	38.7%	38.5%
Medicaid	9.8	11.0	9.7	10.8	10.3
Managed care and other payors	41.5	43.5	41.6	43.4	44.2
Self-pay	12.9	7.4	11.0	7.1	7.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

     Net patient revenue is reported net of contractual adjustments and policy discounts. Net patient revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net patient revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Cost report settlements and the filing of cost reports increased net patient revenue by $3.5 million, $2.8 million, $7.8 million and $3.6 million for the three months ended and nine months ended September 30, 2004 and 2003, respectively.

     The payment rates under the Medicare program for inpatients are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net patient revenue growth. Effective April 1, 2002, Centers for Medicare and Medicaid Services implemented changes to the Medicare outpatient prospective system. Although these changes have resulted in reductions to Medicare outpatient payments, these reductions, as well as changes to the Medicare system caused by the Benefit Improvement and Protection Act of 2000, should not materially affect our net patient revenue growth. While the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) provides a broad range of provider payment benefits, federal government spending in excess of federal budgetary provisions contained in passage of MMA could result in future deficit spending for the Medicare system, which could cause future payments under the Medicare system to grow at a slower rate or decline.

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

Revenue/Volume Trends

     The key metrics we use internally to evaluate our revenues are adjusted admissions, which equate to volume, and revenues per adjusted admission, which relate to pricing and acuity. We anticipate our patient volumes and related revenues will continue to be impacted by the following factors:

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues and patient volumes. Adding specialists and new services typically results in an increase in volumes at a hospital. We recruited 104 physicians during the first nine months of 2004 of which approximately two-thirds of these physicians are specialists. Of these 104 physicians recruited, 79 commenced practice during the first nine months of 2004 and 25 are scheduled to start by the end of 2004.

•	Medicare Rate Increases. MMA provides a prescription drug benefit for Medicare beneficiaries and also contains numerous provisions that provide incremental funding to hospitals. Hospitals qualify for Medicare disproportionate share hospital (“DSH”) payments when their percentage of low-income patients exceed 15%. A majority of our hospitals qualify to receive DSH payments. Effective April 1, 2004, MMA raised the cap on the DSH payment adjustment percentage from 5.25% to 12.0% for rural and small urban hospitals and specified that payments to all hospitals are based on the same conversion factor, regardless of geographic location. A majority of our hospitals are benefiting from these provisions.

•	Growth in Outpatient Services. Many procedures once performed only on an inpatient basis are now performed as outpatient procedures. This shift is the result of continuing advances in medical and pharmaceutical technologies, and of efforts by payors to control costs. Reimbursement for inpatient services is typically higher than that for the same procedures performed on an outpatient basis. We anticipate that the long-term growth trend toward outpatient services will continue. The following table reflects gross outpatient, inpatient and other revenues as a percentage of our total gross revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Outpatient	47.1%	45.8%	46.0%	44.7%
Inpatient	52.4	53.6	53.5	54.7
Other	0.5	0.6	0.5	0.6

Total	100.0%	100.0%	100.0%	100.0%

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

     We experienced an increase in our provision for doubtful accounts during the first nine months of 2004. Although the economies of a majority of the communities in which we operate hospitals have stabilized, some of our hospitals are experiencing a reduction in state Medicaid coverage, primarily in Texas. In addition, we realized an increase in our provision for doubtful accounts during the quarter and nine months ended September 30, 2004 as a result of our acquisition of Memorial Medical Center in Las Cruces, New Mexico. Our provision for doubtful accounts relates primarily to self-pay revenues. The following table reflects our self-pay revenues as a percentage of total net patient revenues:

	2004	2003
First Quarter	8.7%	6.0%
Second Quarter	10.8%	7.9%
Third Quarter	12.9%	7.4%
Nine Months Ended September 30	11.0%	7.1%

     Our gross revenues are reduced for patient accounts identified as charity and indigent care. Our hospitals write-off a patient’s account upon the determination that the patient qualifies, or when it is not paid and deemed uncollectible, under a hospital’s charity and indigent care policy. Charity care (based on gross charges) was approximately $3.3 million for the three months ended September 30, 2004 compared to approximately $5.7 million for the three months ended September 30, 2003. Charity care (based on gross charges) for the nine months ended September 30, 2004 was approximately $11.1 million compared to $16.8 million for the nine months ended September 30, 2003.

Results of Operations

Operating Results Summary

     The following are comparative summaries of results from operations for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2004		2003
		% of		% of	% Change
	Amount	Revenues	Amount	Revenues	From Prior Year
Revenues:
Net patient revenue	$232,572		$182,229
Other	2,743		2,560

	235,315	100.0%	184,789	100.0%	27.3%
Expenses:
Salaries, wages and benefits	86,615	36.8	67,262	36.4
Purchased services	23,011	9.8	16,735	9.1
Supplies	30,530	13.0	24,035	13.0
Provision for doubtful accounts	26,537	11.3	18,773	10.2
Other operating expenses	26,174	11.1	22,417	12.1
Rentals and leases	3,072	1.3	2,198	1.2
Depreciation and amortization	12,561	5.3	9,317	5.0
Interest expense	7,618	3.2	6,989	3.8
Minority interest	201	0.1	52	—
(Gain) loss on sale of assets	(32)	—	75	—
Loss on early extinguishment of debt	—	—	10	—

Total expenses	216,287	91.9	167,863	90.8	28.8

Income from continuing operations before provision for income taxes	19,028	8.1	16,926	9.2	12.4
Income taxes	7,137	3.0	6,725	3.7

Income from continuing operations	11,891	5.1%	10,201	5.5%	16.6

Discontinued operations, net of tax:
Loss from operations	(362)		(394)
Net gain on divestitures	—		—

	(362)		(394)

Net income	$11,529		$9,807		17.6%

Net income per common share:
Basic	$0.23		$0.20

Diluted	$0.22		$0.20

	Nine Months Ended September 30,
	2004		2003
		% of		% of	% Change
	Amount	Revenues	Amount	Revenues	From Prior Year
Revenues:
Net patient revenue	$636,699		$543,667
Other	7,727		7,500

	644,426	100.0%	551,167	100.0%	16.9%
Expenses:
Salaries, wages and benefits	236,192	36.7	209,043	37.9
Purchased services	61,953	9.6	50,876	9.2
Supplies	82,416	12.8	71,071	12.9
Provision for doubtful accounts	68,481	10.6	51,077	9.3
Other operating expenses	73,109	11.3	65,221	11.8
Rentals and leases	8,328	1.3	6,675	1.2
Depreciation and amortization	34,203	5.3	27,231	5.0
Interest expense	21,954	3.4	19,346	3.5
Minority interest	437	0.1	201	—
(Gain) loss on sale of assets	(14)	—	75	—
Loss on early extinguishment of debt	—	—	487	0.1

Total expenses	587,059	91.1	501,303	90.9	17.1

Income from continuing operations before provision for income taxes	57,367	8.9	49,864	9.1	15.0
Income taxes	21,439	3.3	19,852	3.6

Income from continuing operations	35,928	5.6%	30,012	5.5%	19.7

Discontinued operations, net of tax:
Loss from operations	(1,302)		(693)
Net gain on divestitures	6,663		—

	5,361		(693)

Net income	$41,289		$29,319		40.8%

Net income per common share:
Basic	$0.84		$0.60

Diluted	$0.79		$0.60

	Three Months Ended
	September 30,
	2004	2003	% Change
Continuing Operations (1):
Number of hospitals at end of period	20	19	5.3%
Licensed beds at end of period (3)	2,492	2,208	12.9
Beds in service at end of period	2,116	1,933	9.5
Inpatient admissions (4)	19,752	17,729	11.4
Adjusted admissions (5)	37,527	32,879	14.1
Patient days (6)	83,167	72,935	14.0
Adjusted patient days (7)	158,019	135,269	16.8
Average length of stay (days) (8)	4.2	4.1	2.4
Net patient revenue:
Per inpatient admission	$11,775	$10,279	14.6
Per adjusted admission	$6,197	$5,542	11.8
Gross revenue (9):
Inpatient	$265,760	$215,315	23.4
Outpatient	239,142	183,940	30.0

	$504,902	$399,255	26.5

Same Hospitals (2):
Number of hospitals at end of period	19	19	—%
Licensed beds at end of period (3)	2,206	2,208	—
Beds in service at end of period	1,920	1,933	(0.7)
Inpatient admissions (4)	17,189	17,729	(3.0)
Adjusted admissions (5)	33,093	32,879	0.7
Patient days (6)	71,640	72,935	(1.8)
Adjusted patient days (7)	137,930	135,269	2.0
Average length of stay (days) (8)	4.2	4.1	2.4
Net patient revenue:
Per inpatient admission	$11,186	$10,277	8.8
Per adjusted admission	$5,810	$5,542	4.8
Gross revenue (9):
Inpatient	$222,337	$215,315	3.3
Outpatient	205,651	183,940	11.8

	$427,988	$399,255	7.2

(1)	All statistics at September 30, 2004 and 2003 have been restated to exclude the ownership and operations of Glades General Hospital, which was sold effective April 30, 2004. The statistics above have not been impacted by the disposal of Brim Healthcare, Inc.

(2)	Represents hospitals owned or leased during both periods.

(3)	Beds for which a hospital has been granted approval to operate from the applicable state licensing agency.

(4)	Represents the total number of patients admitted (in a facility for a period in excess of 23 hours) and used by management and investors as a general measure of inpatient volume.

(5)	Used by management and investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted admissions computation equates outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(6)	Represents the total number of days the patients who are admitted stay in our hospitals.

(7)	Adjusted patient days are computed by multiplying patient days (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted patient days computation equates outpatient revenue to the volume measure (patient days) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(8)	The average number of days admitted patients stay in our hospitals.

(9)	Represents revenues prior to reductions for discounts and contractual allowances.

	Nine Months Ended
	September 30,
	2004	2003	% Change
Continuing Operations (1):
Number of hospitals at end of period	20	19	5.3%
Licensed beds at end of period (3)	2,492	2,208	12.9
Beds in service at end of period	2,116	1,933	9.5
Inpatient admissions (4)	56,469	54,032	4.5
Adjusted admissions (5)	105,075	98,131	7.1
Patient days (6)	240,622	228,231	5.4
Adjusted patient days (7)	447,662	414,406	8.0
Average length of stay (days) (8)	4.3	4.2	2.4
Net patient revenue:
Per inpatient admission	$11,275	$10,062	12.1
Per adjusted admission	$6,059	$5,540	9.4
Gross revenue (9):
Inpatient	$759,165	$662,921	14.5
Outpatient	653,428	541,020	20.8

	$1,412,593	$1,203,941	17.3

Same Hospitals (2):
Number of hospitals at end of period	19	19	—%
Licensed beds at end of period (3)	2,206	2,208	—
Beds in service at end of period	1,920	1,933	(0.7)
Inpatient admissions (4)	53,065	54,032	(1.8)
Adjusted admissions (5)	99,103	98,131	1.0
Patient days (6)	225,467	228,231	(1.2)
Adjusted patient days (7)	420,928	414,406	1.6
Average length of stay (days) (8)	4.3	4.2	2.4
Net patient revenue:
Per inpatient admission	$11,004	$10,062	9.4
Per adjusted admission	$5,892	$5,540	6.4
Gross revenue (9):
Inpatient	$702,211	$662,921	5.9
Outpatient	608,492	541,020	12.5

	$1,310,703	$1,203,941	8.9

See accompanying footnotes on previous page.

Three Months Ended September 30, 2004 and 2003

     Revenues increased 27.3% to $235.3 million for the quarter ended September 30, 2004, compared to $184.8 million for the three months ended September 30, 2003. This increase is primarily due to the acquisition of Memorial Medical Center and increases in same-store adjusted admissions of 0.7% and same-store net patient revenue per adjusted admission of 4.8%. The increase in adjusted admissions was attributable, in part, to the addition of 28 new physicians in our communities during the three months ended September 30, 2004 and the maturity of the physician practices for the doctors we recruited in our communities in 2003 and the first six months of 2004. The increase in net patient revenue per adjusted admission was due, in part, by acuity as our same-store Medicare case mix index increased approximately 1.7% to 1.22 for the three months ended September 30, 2004 from 1.20 for the three months ended September 30, 2003. Cost report settlements and the filing of cost reports also increased revenues by $3.5 million and $2.8 million for the three months ended September 30, 2004 and 2003, respectively.

     The table below reflects the sources of our net patient revenue for the quarters ended September 30, expressed as a percentage of total net patient revenue:

	Three Months Ended September 30,
	2004	2003
Medicare	35.8%	38.1%
Medicaid	9.8	11.0
Other (including self-pay)	54.4	50.9

	100.0%	100.0%

     Salaries, wages and benefits as a percentage of revenues increased to 36.8% in the quarter ended September 30, 2004 from 36.4% for the quarter ended September 30, 2003. The increase is primarily due to a 16.1% increase in full-time equivalent employees and a 1.7% increase in man hours per adjusted admission, resulting primarily from the acquisition of Memorial Medical Center. On a same-store basis, salaries, wages and benefits as a percentage of revenues was 35.2% for each of the quarters ended September 30, 2004 and 2003.

     Purchased services, as a percentage of revenues, increased to 9.8% in the quarter ended September 30, 2004 from 9.1% for the quarter ended September 30, 2003. The increase is primarily due to an increase in contract labor of $1.0 million (primarily contract services for nursing, emergency room and physical therapy at Memorial Medical Center and three of our same-store hospitals) for the quarter ended September 30, 2004 compared to the prior year’s quarter and due to approximately $1.3 million in costs for our information systems at Memorial Medical Center.

     Provision for doubtful accounts, as a percentage of revenues, increased to 11.3% in the quarter ended September 30, 2004 from 10.2% for the quarter ended September 30, 2003, due primarily to the increase in bad debts resulting from the increase in self-pay revenue. During the quarter ended September 30, 2004, consolidated self-pay revenue as a percentage of gross revenues increased to 6.7% from 4.8% for the quarter ended September 30, 2003. On a same-store basis, during the quarter ended September 30, 2004 self-pay revenue as a percentage of gross revenues increased to 5.2% from 4.8% for the quarter ended September 30, 2003. Net patient revenue associated with self-pay patients is generally recorded at gross charges, which are higher than what government programs and managed care plans pay. As a result, failure to receive payment from self-pay and uninsured patients results in a higher provision for doubtful accounts as a percentage of total net patient revenue. We are monitoring the self-pay revenue category closely and expect the provision for doubtful accounts expense to be in the 10% to 11% of revenues range for 2004. Although the economies of a majority of the communities in which we operate hospitals have stabilized, some of our hospitals are experiencing a reduction in state Medicaid coverage, primarily in Texas. The reduction in Medicaid coverage has shifted a greater portion of the cost of treatment to the patients in these states.

     Other operating expenses, as a percentage of revenues, decreased from 12.1% in the quarter ended September 30, 2003 to 11.1% for the quarter ended September 30, 2004. The decrease was driven primarily by a reduction in our professional and general liability insurance expense of $1.5 million in the quarter ended September 30, 2004. The insurance expense reduction was based upon favorable loss experience as determined by our independent third party actuary.

     Depreciation and amortization expense increased $3.3 million to $12.6 million in the quarter ended September 30, 2004 from $9.3 million in the quarter ended September 30, 2003. Approximately $1.8 million of the increase results from the additional expense associated with the acquisition of Memorial Medical Center, with the remainder of the increase resulting from our capital expenditure program focusing on revenue generating projects.

     Interest expense increased $0.6 million to $7.6 million in the quarter ended September 30, 2004 from $7.0 million in the quarter ended September 30, 2003. The increase is driven by the interest expense on our bank credit facility borrowings associated with the acquisition of Memorial Medical Center.

     The provision for income taxes totaled $7.1 million, or a 37.5% effective tax rate, in the quarter ended September 30, 2004 compared to $6.7 million, or a 39.7% effective tax rate, in the quarter ended September 30, 2003. The reduction in the effective tax rate in the quarter ended September 30, 2004 was primarily attributable to a reduction in our tax liabilities due to the final and favorable resolution of examinations by taxing authorities as we recently concluded audits that have been ongoing for over one year.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Revenues increased 16.9% or $93.2 million to $644.4 million for the nine months ended September 30, 2004, compared to the same period last year. This increase is primarily due to the acquisition of Memorial Medical Center and increases in same-store adjusted admissions of 1.0% and same-store net patient revenue per adjusted admission of 6.4%. The increase in adjusted admissions was attributable, in part, to the addition of 79 new doctors in our communities during the nine months ended September 30, 2004 and the maturity of the physician practices for the doctors we recruited in our communities in 2003. The increase in net patient revenue per adjusted admission was due, in part, by acuity as our same-store Medicare case mix index increased approximately 1.7% to 1.22 for the nine months ended September 30, 2004 from 1.20 for the nine months ended September 30, 2003. Cost report settlements and the filing of cost reports also increased revenues by $7.8 million and $3.6 million for the nine months ended September 30, 2004 and 2003, respectively.

     The table below reflects the sources of our net patient revenue for the nine months ended September 30, expressed as a percentage of total net patient revenue:

	Nine Months Ended September 30,
	2004	2003
Medicare	37.7%	38.7%
Medicaid	9.7	10.8
Other and self-pay	52.6	50.5

	100.0%	100.0%

     Salaries and benefits as a percentage of revenues decreased to 36.7% for the nine months ended September 30, 2004 from 37.9% for the nine months ended September 30, 2003. The improvement is primarily due to the implementation of our flexible staffing standards throughout our hospitals, which effectively matches labor with hospital volume trends. Our improvement in productivity was partially offset by an overall increase in medical benefit costs.

     Purchased services, as a percentage of revenues, increased to 9.6% for the nine months ended September 30, 2004, compared to 9.2% for the comparable period of the prior year. The increase is primarily due to an increase in legal fees of $1.2 million and a $2.9 million increase in contract labor (primarily contract services for nursing, emergency room and physical therapy at Memorial Medical Center and three of our same-store hospitals) for the nine months ended September 30, 2004 compared to the same period of the prior year. The increase in legal fees are related to medical staff bylaws and physician contract matters.

     The provision for doubtful accounts increased to 10.6% of revenues for the nine months ended September 30, 2004 compared to 9.3% for the comparable period of the prior year, due primarily to the increase in bad debts resulting from the increase in self-pay revenue. During the nine months ended September 30, 2004, self-pay revenue as a percentage of gross revenues increased to 5.7% from 4.6% for the nine months ended September 30, 2003. Although the economies of a majority of the communities in which we operate hospitals have stabilized, some of our hospitals are experiencing a reduction in state Medicaid coverage, primarily in Texas.

     Other operating expenses decreased as a percentage of revenues to 11.3% for the nine months ended September 30, 2004 from 11.8% in the comparable period of the prior year primarily due to a reduction in our professional and general liability insurance expense of $1.5 million, based upon favorable loss experience as determined by our independent third party actuary.

     Depreciation and amortization expense was $34.2 million, or 5.3% of revenues for the nine months ended September 30, 2004, compared to $27.2 million, or 5.0% of revenues, for the comparable period of 2003. Approximately $2.5 million of this increase is the result of the additional expense associated with the acquisition of Memorial Medical Center, with the remainder of the increase resulting from our capital expenditure program focusing on revenue generating projects.

     Interest expense increased to $22.0 million for the nine months ended September 30, 2004, compared to $19.3 million for the comparable period of 2003. The increase is primarily driven by the additional debt associated with the acquisition of Memorial Medical Center and the issuance in May 2003 of $200.0 million aggregate principal amount of 7 ½% Senior Subordinated Notes due 2013, offset by repayments during the second quarter of 2003 of outstanding borrowings on our senior bank credit facility and repurchases of a portion of our 4 ½% Convertible Subordinated Notes due 2005. The interest related to the $200.0 million 7 ½% Senior Subordinated Notes due 2013 was reduced by a $100.0 million fixed to floating interest rate swap agreement entered into in the third quarter of 2003, which has rates currently lower than the underlying debt.

     The provision for income taxes totaled $21.4 million, or a 37.4% effective tax rate, for the nine months ended September 30, 2004 compared to $19.9 million, or a 39.8% effective tax rate, for the comparable period of the prior year. The reduction in the effective tax rate for the nine months ended September 30, 2004 was primarily attributable to a reduction in our tax liabilities due to the final and favorable resolution of examinations by taxing authorities as we recently concluded audits that have been ongoing for over one year.

     In the nine months ended September 30, 2004, our discontinued operations incurred a loss from operations of $1.3 million compared to a $0.7 million loss from operations for the same period in 2003. This increase in the loss from operations results primarily from the recording of increased medical malpractice expense in connection with the sale of Glades General Hospital. A net gain on divestitures of $6.7 million was recognized during the nine months ended September 30, 2004 due primarily to the sale of Brim Healthcare, Inc., which resulted in an after-tax gain of $7.0 million.

Liquidity and Capital Resources

     At September 30, 2004, we had working capital from continuing operations of $86.1 million, including cash and cash equivalents of $11.6 million, compared to working capital from continuing operations of $113.0 million, including $39.1 million in cash and cash equivalents at September 30, 2003.

     Net cash provided by operating activities was $93.1 million for the nine months ended September 30, 2004, compared to $88.7 million for the nine months ended September 30, 2003. The $4.4 million increase in net cash provided by operating activities is primarily due to a $5.9 million increase in our income from continuing operations, a $7.0 million increase in depreciation and amortization expense (of which $2.5 million is attributable to the acquisition of Memorial Medical Center), and a $10.7 million increase in our deferred income tax provision resulting from the acquisition of Memorial Medical Center and divestitures of Glades General Hospital and Brim Healthcare, Inc. The increase in cash flow from operating activities is partially offset by a $16.2 million increase in accounts receivable, primarily due to a receivable of approximately $8.1 million from the City of Las Cruces and County of Dona Ana for the reimbursement for expanded care services as provided for in the transaction documents for the acquisition of Memorial Medical Center and due to an overall net increase in patient receivables. During the nine months ended September 30, 2004, we also paid approximately $2.2 million under our supplemental deferred compensation plan to former Brim Healthcare, Inc. employees that reduced our cash flow from operations.

     Net cash used in investing activities increased to $214.6 million for the nine months ended September 30, 2004 from $47.1 million for the nine months ended September 30, 2003, primarily due to the $153.3 million acquisition of Memorial Medical Center, and as a result of our capital expenditure program focusing on revenue generating projects. Significant capital expenditures for the nine months ended September 30, 2004 included $6.3 million for the purchase of land at Havasu Regional Medical Center, $16.3 million in construction costs for the new hospital in

Hardeeville, South Carolina, $3.9 million for our MRI project at Los Alamos Medical Center, $3.1 million for women’s services at Teche Regional Medical Center, and $2.6 million in construction costs for the new hospital in Ft. Mohave, Arizona.

     Net cash provided by financing activities totaled $72.7 million for the nine months ended September 30, 2004, primarily due to borrowings of $110.4 million under our senior bank credit facility for the acquisition of Memorial Medical Center, as partially offset by $45.4 million in repayments of borrowings under our senior bank credit facility from $13.2 million in proceeds from the sale of Brim Healthcare, Inc. and available cash. Net cash used in financing activities of $17.1 million for the nine months ended September 30, 2003 resulted from $194.2 million in net proceeds from the issuance of our 7 ½% Senior Subordinated Notes due 2013, which were used to more than offset the cash paid to repay $114.3 million outstanding on the senior bank credit facility and to repurchase $74.0 million principal amount of our 4 ½% Convertible Subordinated Notes due 2005.

     We maintain a senior bank credit facility with Wachovia Bank, National Association, as agent and issuing bank for a syndicate of lenders with aggregate commitments up to $250.0 million. At September 30, 2004, we had $176.7 million, net of outstanding revolver borrowings of $65.0 million and letters of credit of $8.3 million, available for borrowing under the senior bank credit facility. Loans under the senior bank credit facility bear interest, at our option, at the adjusted base rate or at the adjusted LIBOR rate. We pay a commitment fee, which varies from three-eighths to one-half of one percent of the unused portion, depending on our compliance with certain financial ratios. We may prepay any principal amount outstanding under the senior bank credit facility at any time before the maturity date of November 13, 2006.

     In May 2003, we completed a public offering of $200.0 million aggregate principal amount of 7 ½% Senior Subordinated Notes due June 1, 2013. Net proceeds of the offering totaling $194.2 million were used to repay $114.3 million in existing borrowings under the senior bank credit facility and to repurchase $74.0 million of our 4 ½% Convertible Subordinated Notes due 2005. The 7 ½% Notes bear interest from May 27, 2003 at the rate of 7 ½% per year, payable semi-annually on June 1 and December 1, beginning on December 1, 2003. We may redeem all or a portion of the 7 ½% Notes on or after June 1, 2008, at the then current redemption prices, plus accrued and unpaid interest. In addition, at any time prior to June 1, 2006, we may redeem up to 35% of the aggregate principal amount of the 7 ½% Notes within 60 days of one or more common stock offerings with the net proceeds of such offerings at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest. Note holders may require us to repurchase all of the holder’s notes at 101% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The 7 ½% Notes are unsecured and subordinated to our existing and future senior indebtedness. The 7 ½% Notes rank equal in right of payment to our 4 ½% Convertible Subordinated Notes due 2005 and our 4 ¼% Convertible Subordinated Notes due 2008. The 7 ½% Notes effectively rank junior to our subsidiary liabilities. The indenture contains limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, and pay dividends.

     In 2000, we sold $150.0 million aggregate principal amount of 4 ½% Convertible Subordinated Notes due November 20, 2005. The 4 ½% Notes bear interest at the rate of 4 ½% per year, payable semi-annually on each May 20 and November 20. The 4 ½% Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $26.45 per share. The conversion price is subject to adjustment. We may redeem all or a portion of the 4 ½% Notes on or after November 20, 2003, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require us to repurchase all of the holder’s notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The 4 ½% Notes are unsecured obligations and rank junior in right of payment to all of our existing and future senior indebtedness. The 4 ½% Notes rank equal in right of payment to our 4 ¼% Convertible Subordinated Notes due 2008 and our 7 ½% Senior Subordinated Notes due 2013. The 4 ½% Notes effectively rank junior to our subsidiary liabilities. The indenture does not contain any financial covenants. At September 30, 2004, $76.0 million principal amount of the 4 ½% Notes remained outstanding, and a total of 2,872,760 shares of common stock have been reserved for issuance upon conversion of the remaining 4 ½% Notes.

     In October 2001, we sold $172.5 million of 4 ¼% Convertible Subordinated Notes due October 10, 2008. Net proceeds of approximately $166.4 million were used to reduce the outstanding balance on our senior bank credit facility and for acquisitions. The 4 ¼% Notes bear interest at the rate of 4 ¼% per year, payable semi-annually on each April 10 and October 10. The 4 ¼% Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $27.70 per share. The conversion price is subject to adjustment. We may redeem all or a portion of the 4 ¼% Notes on or after October 10, 2004, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require us to repurchase all of the holder’s notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The 4 ¼% Notes are unsecured and subordinated to our existing and future senior indebtedness. The 4 ¼% Notes rank equal in right of payment to our 4 ½% Convertible Subordinated Notes due 2005 and our 7 ½% Senior Subordinated Notes due 2013. The 4 ¼% Notes effectively rank junior to our subsidiary liabilities. The indenture does not contain any financial covenants. A total of 6,226,767 shares of our common stock have been reserved for issuance upon conversion of the 4 ¼% Notes.

     Our Board of Directors has authorized the repurchase from time to time and subject to market conditions of our outstanding 4 ½% Notes and 4 ¼% Notes in the open market or in privately negotiated transactions. During 2003, we repurchased $74.0 million principal amount of the 4 ½% Notes. We recorded a $487,000 pretax loss associated with the early extinguishment of debt related to the repurchase of the 4 ½% Notes. We have not repurchased any of the 4 ¼% Notes. Additional repurchases of either series of notes, if any, will be made out of cash provided by operations, amounts available under our senior bank credit facility, or from the proceeds of future financing activities.

     Our shelf registration statement, providing for the offer, from time to time, of common stock and/or debt securities up to an aggregate of $300.0 million remains effective with the Securities and Exchange Commission. Following the issuance of $200.0 million aggregate principal amount of our 7 ½% Senior Subordinated Notes due 2013, the shelf registration statement remains available for the issuance of up to $100.0 million of additional securities, subject to market conditions and our capital needs.

     Capital expenditures for our owned and leased hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by our hospitals. We expect our total capital expenditures in 2004 to approximate $50.0 million, exclusive of any acquisitions of businesses or new hospital construction projects. Planned capital expenditures for 2004 consist principally of capital improvements to owned and leased hospitals. In addition, we expect our new hospital construction projects in Hardeeville, South Carolina and Ft. Mohave, Arizona will total $46.0 million during 2004. We anticipate opening the South Carolina hospital in the fourth quarter of 2004 and the Arizona hospital in the third quarter of 2005. In October 2004, we began construction of a new 60-bed hospital in Eunice, Louisiana to replace the aging facility we began leasing in 1999. The replacement facility is estimated to cost approximately $27.2 million. We expect to fund these expenditures through cash provided by operating activities and borrowings under our senior bank credit facility.

     Our management anticipates that cash flows from operations, amounts available under our senior bank credit facility, and our anticipated access to capital markets are sufficient to meet expected liquidity needs, planned capital expenditures, potential acquisitions and other expected operating needs over the next 12 months.

     During the nine months ended September 30, 2004, there were no material changes in our contractual obligations presented in our 2003 Annual Report on Form 10-K.

Critical Accounting Policies and Impact of Recently Issued Accounting Standards

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to bad debts, contractual discounts, risk management reserves and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our critical accounting policies for risk management reserves and intangible assets are more fully described in our Current Report on Form 8-K, which we filed on September 14, 2004.

Allowance for Doubtful Accounts

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

     In general, the standard collection cycle at our hospitals is as follows:

•	Upfront cash collection of deductibles, co-payments, and self-pay accounts.

•	From the time the account is billed until the period 120 days after the billing, internal business office collections and early out program collections are performed.

•	From the time the account is 121 days after billing until the period one year after billing, uncollected accounts are turned over to one of two primary collection agencies utilized by our company.

•	One year following the date of billing, any uncollected accounts are written off and the accounts are turned over to our secondary collection agency.

     The following table summarizes our days revenue outstanding on a same-store basis as of the dates indicated:

September 30, 2004	June 30, 2004	March 31, 2003	December 31, 2003
55	54	54	54

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

     The approximate percentage of total gross accounts receivable summarized by aging categories is as follows:

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
0 to 60 days	58.1%	57.5%	58.6%	57.7%
61 to 150 days	18.6	19.0	16.8	17.2
Over 150 days	23.3	23.5	24.6	25.1

Total	100.0%	100.0%	100.0%	100.0%

     The approximate percentage of total gross accounts receivable summarized by payor is as follows:

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
Medicare	23.5%	24.6%	25.9%	25.5%
Medicaid	12.6	12.0	11.9	11.6
Managed Care and Other	27.2	26.5	25.2	25.4
Self-Pay	36.7	36.9	37.0	37.5

Total	100.0%	100.0%	100.0%	100.0%

     Upfront cash collections for the quarter ended September 30, 2004 were approximately $3.6 million compared to $3.0 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, upfront cash collections were approximately $10.6 million compared to $8.3 million for the nine months ended September 30, 2003.

Allowance for Contractual Discounts.

     We derive a significant portion of our revenues from Medicare, Medicaid and other payors that receive discounts from our standard charges. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are often complex and subject to interpretation and adjustment. In addition, the services authorized and provided and resulting reimbursement, are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process. Our hospitals’ computerized billing systems do not automatically calculate and record contractual allowances. Rather, we utilize an internally developed contractual model to estimate the allowance for contractual discounts on a payor — specific basis, given our interpretation of the applicable regulations or contract terms. Our contractual model for Medicare and Medicaid inpatient services utilizes the application of actual DRG data to individual patient accounts to calculate contractual allowances. For all outpatient services and non-Medicare and non-Medicaid inpatient services, our contractual model utilizes six month historical paid claims data by payor for such services to calculate the contractual allowances. Differences between the contractual allowances estimated by our contractual model and actual paid claims are adjusted when the individual claims are paid. Our contractual model is updated each quarter. In addition to the contractual allowances estimated and recorded by our contractual model, we also record an allowance equal to 100% of all Medicare, Medicaid, and other insurance payors accounts receivable that are aged greater than 365 days.

Market Risks Associated with Financial Instruments

     Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% — 80% of our debt at a fixed rate, either by borrowing on a long-term basis or entering into an interest rate swap. At September 30, 2004, approximately 68% of our outstanding debt was effectively at a fixed rate.

     We entered into an interest rate swap agreement which effectively converted, for a ten-year period, $100.0 million of the $200.0 million fixed-rate borrowings under our 7 ½% Senior Subordinated Notes due 2013 to floating rate borrowings. Floating rate borrowings are based on LIBOR plus 2.79% over the term of the agreement. Our interest rate swap is a fair value hedge. We are exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. We anticipate that the counterparty will fully satisfy its obligations under the contract.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the nine months ended September 30, 2004, there were no material changes in the quantitative and qualitative disclosures about market risks presented in our Current Report on Form 8-K, which we filed on September 14, 2004, for the year ended December 31, 2003. Our only derivative instrument relates to an interest rate swap agreement. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks Associated with Financial Instruments.”

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

Changes in Internal Controls

     We continue to evaluate our internal controls and procedures and implement additional procedures to ensure accurate and consistent reporting of financial results from period to period. There have been no significant changes in our internal controls over financial reporting that occurred during the three or nine month period ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of August 15, 2004, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp., and Province Healthcare Company (incorporated by reference from the exhibits to LifePoint Hospitals, Inc.’s Current Report on Form 8-K filed on August 16, 2004, File No. 000-29818).

3.1	Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2000, Commission File No. 0-23639).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on May 22, 2002 (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3A, filed June 11, 2002, Registration No. 333-86578).

3.3	Amended and Restated Bylaws of Province Healthcare Company (incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated December 12, 2002, Commission File No. 0-23639).

31.1	Certification pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to Rule 13a — 14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith

**	furnished herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Province Healthcare Company

Date: November 9, 2004	By:	/s/ Steven R. Brumfield

Steven R. Brumfield
Vice President and Controller