Form 10-K
period 2004-12-31
PROVINCE HEALTHCARE CO
filed 2005-03-24
CIK 1044942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 001-31320

PROVINCE HEALTHCARE COMPANY

(Exact Name of Registrant Specified in Its Charter)

Delaware	62-1710772
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

105 Westwood Place Suite 400 Brentwood, Tennessee (Address of Principal Executive Offices)	37027 (Zip Code)

(615) 370-1377
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of the shares of Common Stock of the registrant held by nonaffiliates on June 30, 2004 (the last business day of the registrant’s second fiscal quarter) was $839,009,573 (based upon the closing price of $17.15 per share as reported on the New York Stock Exchange on such date).

     As of March 1, 2005, 50,285,014 shares of the registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

FORWARD-LOOKING STATEMENTS

Proposed Merger with LifePoint Hospitals, Inc.

     Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Our proposed merger with LifePoint Hospitals, Inc., projected to close by April 15, 2005, will affect a number of the forward-looking statements made in this report. Although we believe our management team and management of LifePoint share many of the same goals and operating strategies, some of the forward-looking statements contained in this report may become inapplicable once the operations of the two companies are combined upon completion of the merger. The discussions contained in this report apply only to Province Healthcare and do not give effect to the proposed merger, the operations of LifePoint, or the combined operations of our company and LifePoint following the merger.

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

     Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Forms 10-K, 10-Q and 8-K reports to the Securities and Exchange Commission, as well as the discussion of risks and uncertainties described in Item 1 of this Report under the caption “Principal Risk Factors That May Affect Our Business and Results of Operations” and in the joint proxy statement/prospectus filed by our company and LifePoint Holdings, Inc. on February 18, 2005. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here also could affect us adversely. You are cautioned not to place undue reliance on such forward-looking statements when evaluating the information presented in this report. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PROVINCE HEALTHCARE COMPANY

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1. BUSINESS

Overview

     We own and operate acute care hospitals located in non-urban markets. We currently own or lease 21 general acute care hospitals in 13 states with a total of 2,529 licensed beds. Our objective is to be the primary provider of quality healthcare services in the selected non-urban markets that we serve. We target hospitals for acquisition that are the sole or a primary provider of healthcare in the non-urban communities that they serve. After acquiring a hospital, we implement a number of strategies designed to improve financial performance. These strategies include improving hospital operations, expanding the breadth of services and recruiting and retaining physicians to increase market share.

Merger with LifePoint Hospitals, Inc.

     On August 16, 2004, our company and LifePoint Hospitals, Inc. announced that we had entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which LifePoint will acquire our company. Pursuant to the terms of the Merger Agreement, our Company and LifePoint Hospitals, Inc. will each become wholly-owned subsidiaries of a newly formed holding company that will be publicly traded. Each of our shareholders will receive a per share consideration comprised of $11.375 of cash and a number of shares of common stock of the new company equal to an exchange ratio of between 0.3447 and 0.2917, which shares will have a value of $11.375 to the extent that LifePoint’s average share price is between $33.00 and $39.00. The exchange ratio will be 0.3447 if the volume weighted average daily share price of a share of LifePoint’s common stock for the twenty consecutive trading day period ending at close of business on the third trading day prior to the closing (the “LifePoint Average Share Price”) is $33.00 or less, and 0.2917 if LifePoint’s Average Share Price is $39.00 or more. If LifePoint’s Average Share Price is between $33.00 and $39.00, then the exchange ratio will be equal to $11.375 divided by the LifePoint Average Share Price.

     The proposed merger is projected to close by April 15, 2005, subject to approval by the stockholders of our company and LifePoint and the satisfaction of other customary closing conditions.

     Please see our statement regarding the effect of the proposed merger on the descriptions of our business contained in this report under the heading “Forward-Looking Statements” on the second page of this report.

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

The Non-Urban Healthcare Market

     According to 2000 U.S. Census Bureau statistics, over one-third of the people in the United States live in counties with a population of less than 150,000. In these non-urban areas, hospitals are typically the primary resource for healthcare services, and in many cases the local hospital is the only provider of acute hospital services. According to the American Hospital Association, as of November 2004, there were approximately 2,200 non-urban hospitals in the country. Of those, approximately 1,200 hospitals meet our acquisition criteria described below.

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

     Recruit and Retain Physicians. We believe that recruiting physicians into local communities and retaining their services at our hospitals are key to increasing the quality of healthcare and breadth of available services. We work with the local hospital board, management and medical staff to determine the number and type of additional physicians needed in the community. Our Vice President of Medical Staff Development and his staff then assist the local management team and local hospital boards in identifying and recruiting specific physicians to the community to meet those needs. We added 148, 106 and 82 new physicians to our medical staffs during 2004, 2003 and 2002, respectively. Approximately 32% of the physicians recruited during the last three years were primary care physicians and approximately 68% were specialty-care physicians. We believe that expansion of services in our hospitals should assist in future physician recruiting efforts.

Acquisition Program

     We proactively identify acquisition targets and respond to requests for proposals from entities that are seeking to sell or lease hospitals. We identify attractive markets and hospitals and initiate meetings with hospital systems to discuss acquiring non-urban hospitals or operating them through a joint venture.

     We believe that it generally takes six to twelve months from a hospital owner’s decision to accept an offer until the consummation of a sale or lease of a hospital. After a potential acquisition has been identified, we undertake a systematic approach to evaluate and close the transaction. We begin the acquisition process with a thorough due diligence review of the acquisition target and its community. We use our dedicated teams of experienced personnel to conduct a formalized review of all aspects of the acquisition target’s operations, including Medicare reimbursement, purchasing, fraud and abuse compliance, litigation, capital requirements and employment and environmental issues. During the course of our due diligence review, we prepare an operating plan for the acquisition target, identify opportunities for operating efficiencies and physician recruiting needs, and assess productivity and management information systems. Throughout the process, we work closely with community leaders in order to enhance both the community’s understanding of our philosophy and abilities and our knowledge of the needs of the community.

     From time to time, we enter into letters of intent with acquisition targets in connection with our evaluation of a potential acquisition. Such letters of intent generally are executed prior to the commencement of due diligence undertaken during the evaluation process. In addition to due diligence, proposed transactions to acquire hospitals for which we have signed a letter of intent are subject to numerous conditions and contingencies, including internal approvals of both our company and the acquisition target, receipt of regulatory approvals, receipt of attorney general approval, resolution of legal and equitable matters relating to continuation of labor agreements, review of supply and service agreements, receipt of satisfactory surveys, title insurance commitments and environmental and engineering surveys, and preparation and negotiation of documentation. In addition, our letters of intent generally provide that they may be terminated by either party without cause. Accordingly, we cannot assure you that any such proposed transaction for which we have signed a letter of intent will occur, or if it occurs, we cannot predict the values or condition of the assets that may be acquired, the purchase price of such assets or the terms of their acquisition.

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

     We also enforce strict protocols for compliance with our supply contracts. All of our owned or leased hospitals currently purchase supplies and certain equipment pursuant to an arrangement we have with HealthTrust Purchasing Group, Inc., an affiliate of HCA Inc. We also evaluate the vendor contracts, and based on cost comparisons, we may renegotiate or terminate such contracts. We prepare for the transition of management information systems to our standardized system prior to the completion of an acquisition, in order that the newly-acquired hospital may begin using our management information systems following completion of the acquisition.

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

Physician Recruitment

     We work with local hospital boards, management and medical staff to determine the number and specialty of additional physicians needed in the community. Our corporate staff then assists the local management team in identifying and recruiting specific physicians to the community to meet those needs. The majority of physicians who relocate their practices to the communities served by our hospitals are identified by our Vice President of Medical Staff Development and his physician recruiting staff, with assistance from independent recruiting firms at times. When recruiting a physician to a community, we generally guarantee the physician a minimum level of cash collections during a limited initial period and assist the physician with his or her transition to the community. We require the physician to repay some or all of the amounts expended for such assistance in the event the physician leaves the community prior to the end of the contract period. We prefer not to employ physicians; therefore, recruited physicians generally do not become our employees.

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

Owned and Leased Hospitals

     We currently own or lease 21 general acute care hospitals in 13 states, with a total of 2,529 licensed beds. Of our 21 hospitals, 19 are the only providers of acute hospital services in their communities.

     On April 30, 2004, we sold Glades General Hospital in Belle Glade, Florida to the Health Care District of Palm Beach County. On June 1, 2004, we purchased the 286-bed Memorial Medical Center in Las Cruces, New Mexico from the City of Las Cruces, New Mexico and the County of Doña Ana, New Mexico. We have recently completed construction of a new 41-bed acute care hospital in Hardeeville, South Carolina, which opened November 29, 2004. We are currently constructing a new 60-bed acute care hospital in Fort Mohave, Arizona, which is expected to be completed in the third quarter of 2005 and a new 52-bed replacement acute care hospital in Eunice, Louisiana, which is expected to be completed in the second quarter of 2006.

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

The following table sets forth certain information with respect to each of our owned or leased hospitals as of March 1, 2005.

	Licensed		Owned/	Date
Hospital	Beds		Leased	Acquired/Opened
Ashland Regional Medical Center	123	(1)	Owned	Aug. 2001
Ashland, Pennsylvania
Bolivar Medical Center	165	(2)	Leased	Apr. 2000
Cleveland, Mississippi
Coastal Carolina Medical Center	41		Owned	Nov. 2004
Hardeeville, South Carolina
Colorado Plains Medical Center	50		Leased(3)	Dec. 1996
Fort Morgan, Colorado
Colorado River Medical Center	49		Leased(4)	Aug. 1997
Needles, California
Doctors’ Hospital of Opelousas	171		Owned	Jun. 1999
Opelousas, Louisiana
Ennis Regional Medical Center	45		Leased(5)	Feb. 2000
Ennis, Texas
Eunice Community Medical Center	72		Leased(6)	Feb. 1999
Eunice, Louisiana
Havasu Regional Medical Center	138		Owned	May 1998
Lake Havasu City, Arizona
Los Alamos Medical Center	47		Owned	Jun. 2002
Los Alamos, New Mexico
Medical Center of Southern Indiana	96		Owned	Oct. 2001
Charlestown, Indiana
Memorial Hospital of Martinsville and Henry County	237		Owned	May 2002
Martinsville, Virginia
Memorial Medical Center	286		Leased(7)	June 2004
Las Cruces, New Mexico
Minden Medical Center	159		Owned	Oct. 1999
Minden, Louisiana
Northeastern Nevada Regional Hospital (8)	75		Owned	Jun. 1998
Elko, Nevada
Palestine Regional Medical Center (9)	249		Owned	July 1996
Palestine, Texas
Palo Verde Hospital	51		Leased(10)	Dec. 1996
Blythe, California
Parkview Regional Hospital	59		Leased(11)	Dec. 1996
Mexia, Texas
Starke Memorial Hospital	53		Leased(12)	Oct. 1996
Knox, Indiana
Teche Regional Medical Center	149		Leased(13)	Dec. 2001
Morgan City, Louisiana
Vaughan Regional Medical Center (14)	214		Owned	Oct. 2001

Selma, Alabama
Total licensed beds	2,529

(1)	Includes 40 dually licensed skilled nursing and long-term care beds.

(2)	Includes 24 skilled nursing beds but excludes 35 long-term care beds. The lease expires in April 2040.

(3)	On March 15, 2005, the existing lease, which was set to expire April 2014, was amended and is now a prepaid lease which expires March 2035, and is subject to two five-year renewal terms. We have a right of first refusal to purchase the hospital.

(4)	The lease expires in July 2012, and is subject to three five-year renewal terms. We have a right of first refusal to purchase the hospital.

(5)	The lease expires in February 2030, and is subject to three 10-year renewal terms at our option.

(6)	The lease expires in February 2009, and is subject to a five-year renewal at our option.

(7)	The lease expires in May 2044.

(8)	This 75-bed, 125,000 square foot hospital replaced the 50-bed Elko General Hospital in September 2001.

(9)	The hospital is owned by a partnership in which a subsidiary of ours is the sole general partner, with a 1.0% general partnership interest, and another subsidiary of ours has a limited partnership interest of 96.35%, subject to an option by the other non-affiliated limited partner (which currently owns a 2.65% interest) to acquire up to 10% of the total limited partnership interests.

(10)	The lease expires in December 2012. We have the option to purchase the hospital at any time prior to termination of the lease, subject to regulatory approval.

(11)	The lease expires in January 2011, and is subject to two five-year renewal terms. We have a right of first refusal to purchase the hospital.

(12)	The lease expires in September 2016, and is subject to two ten-year renewal terms at our option. We have a right of first refusal to purchase the hospital.

(13)	The lease expires in December 2041.

(14)	We acquired Selma Regional Medical Center, formerly known as Selma Baptist Medical Center, located in Selma, Alabama, in July 2001. In October 2001, we acquired Vaughan Regional Medical Center, which is also located in Selma, Alabama, approximately four miles from Selma Baptist. In April 2002, we consolidated the operations of Selma Regional Medical Center with Vaughan Regional Medical Center, and formed one regional hospital with two campuses. Upon completion of the consolidation, we changed the name of Selma Regional Medical Center to Vaughan Regional Medical Center — Parkway Campus, and we changed the name of Vaughan Regional Medical Center to Vaughan Regional Medical Center — Dallas Avenue Campus. The hospital is owned by a limited liability company in which a subsidiary of ours owns a 99% Class A membership interest and a non-affiliated entity owns a 1% Class B membership interest.

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

     Coastal Carolina Medical Center is a 41-bed acute care facility located in Hardeeville, South Carolina. Hardeeville is located in the low country of South Carolina, near Hilton Head, South Carolina and Savannah, Georgia. The hospital serves two of the fastest growing counties in the United States (Beaufort County and Jasper County). Its nearest competitor is Hilton Head Regional Medical Center on Hilton Head Island, South Carolina, which is approximately 22 miles from Hardeeville.

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

     Doctors’ Hospital of Opelousas is a 171-bed general acute care facility, located in Opelousas, Louisiana, approximately 21 miles east of Eunice, Louisiana, where we operate Eunice Community Medical Center, a 72-bed healthcare facility and approximately 22 miles north of Lafayette, Louisiana. Opelousas is the parish seat with a population of approximately 21,000 in the city of Opelousas and approximately 100,000 residents of the St. Landry Parish. The primary competition for Doctors’ Hospital of Opelousas is the 134-bed Opelousas General Hospital, a county-owned not-for-profit facility located approximately five miles from Doctors’ Hospital of Opelousas. We completed a $3.0 million 32-bed addition to the hospital in April 2000.

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

     Eunice Community Medical Center is a 72-bed general acute care facility located in Eunice, Louisiana. Eunice, Louisiana is a community of approximately 20,000 people, located approximately 50 miles northwest of Lafayette. The total service area consisting of St. Landry Parish has a population of approximately 100,000. The hospital is located 21 miles from Opelousas General Hospital, a 133-bed facility. We are currently constructing a 52-bed replacement hospital in Eunice, which is scheduled for completion in mid-2006. The replacement hospital is being constructed on property we will lease from the St. Landry Hospital Service District. The existing lease will terminate at the time the replacement facility commences operations. Eunice Community Medical Center competes with Savoy Medical Center located in Mamou, Louisiana, approximately 15 miles north of Eunice.

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

     Memorial Medical Center is a 286-bed acute care facility located in Las Cruces, New Mexico. Las Cruces is in the southeastern corner of New Mexico and has a primary service area population of approximately 150,000. The hospital’s nearest competitor is Mountain View Regional Medical Center in Las Cruces, which is located approximately four miles from Memorial Medical Center.

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

     Palestine Regional Medical Center is a two-campus facility located in Palestine, Texas. Palestine, a community of approximately 19,000 residents, is located 50 miles south of Tyler, Texas and is roughly equidistant from Dallas and Houston. The total service area population for the hospital, which includes Anderson and eight surrounding counties, is estimated at 104,000 people. The facility is comprised of Palestine Regional Medical Center, the former Trinity Valley Medical Center, a 172-bed acute care facility that we acquired in October 1999 from Tenet Healthcare Corporation, and Palestine Regional Rehabilitation Hospital, the former Memorial Mother Frances Hospital, a 77-bed inpatient rehabilitation facility also located in Palestine, which we have owned since 1996. Palestine Regional Medical Center competes indirectly with two other hospitals, Trinity Mother Frances Hospital and East Texas Medical Center, both in Tyler, Texas.

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

     Teche Regional Medical Center is a general acute care facility with 149 beds located in Morgan City, Louisiana, approximately 67 miles south of Baton Rouge, Louisiana. The hospital has a service area of approximately 82,000 people. Teche Regional Medical Center is the only acute care hospital in the community it serves. The hospital’s nearest competitor is Thibodeaux Regional Medical Center, located approximately 30 miles away in Thibodeaux, Louisiana.

     Vaughan Regional Medical Center and Selma Regional Medical Center located in Selma, Alabama, were consolidated in April 2002 into a two-campus, 214-bed general acute care facility. Selma, Alabama, which has a service area population of approximately 90,000, is located approximately 50 miles west of Montgomery, Alabama and 97 miles south of Birmingham, Alabama. The Parkway Campus is comprised of the former Selma Regional Medical Center that we acquired from Baptist Health of Montgomery, Alabama in July 2001. The Dallas Avenue Campus is comprised of the former Vaughan Regional Medical Center that we acquired from Vaughan Regional Medical Center, Inc. in October 2001. The two campuses are located approximately four miles from each other. The hospital’s current nearest competitor is Baptist Medical Center, located approximately 48 miles away in Montgomery, Alabama.

Operating Statistics

     The following table sets forth certain operating statistics for our owned or leased hospitals classified as continuing operations for each of the periods presented.(1)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Number of hospitals owned at end of period	21	19	19	18	13
Licensed beds at end of period (2)	2,533	2,189	2,207	2,063	1,253
Beds in service at end of period	2,157	1,933	1,933	1,839	1,168
Inpatient admissions (3)	76,107	72,630	69,107	52,053	44,194
Adjusted admissions (4)	141,671	131,557	120,990	86,198	76,358
Net patient revenue per adjusted admission	$6,157	$5,593	$5,372	$5,576	$5,496
Patient days (5)	323,949	307,195	299,138	227,596	204,550
Adjusted patient days (6)	602,962	556,331	523,307	376,539	352,999
Average length of stay(days) (7)	4.3	4.2	4.3	4.4	4.6
Net patient revenue (in thousands)	$872,275	$735,841	$649,954	$480,627	$419,657
Gross revenue (in thousands) (8):
Inpatient	$1,033,038	$903,740	$799,358	$588,203	$482,773
Outpatient	889,903	732,844	599,333	387,195	351,468

Total gross patient revenue	$1,922,941	$1,636,584	$1,398,691	$975,398	$834,241

(1)	All statistics have been restated to exclude the ownership and operations of Glades General Hospital, which was sold on April 30, 2004. The statistics above have not been impacted by the disposal of Brim Healthcare, Inc. on June 30, 2004.

(2)	Beds for which a hospital has been granted approval to operate from the applicable state licensing agency.

(3)	Represents the total number of patients admitted (in a facility for a period in excess of 23 hours) and used by management and investors as a general measure of inpatient volume.

(4)	Used by management and investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted admissions computation equates outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(5)	Represents the total number of days the patients who are admitted stay in our hospitals.

(6)	Adjusted patient days are computed by multiplying patient days (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted patient days computation equates outpatient revenue to the volume measure (patient days) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(7)	The average number of days admitted patients stay in our hospitals.

(8)	Represents revenues prior to reductions for discounts and contractual allowances.

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

	Year Ended December 31,
Source	2004	2003	2002
Medicare	37.7%	38.5%	45.4%
Medicaid	10.1	10.3	11.3
Other	52.2	51.2	43.3

Total	100.0%	100.0%	100.0%

Management Information Systems

     Following the acquisition of a hospital, we implement our systematic procedures to improve the hospital’s operating and financial performance. In many cases, where appropriate, one of our first steps is to convert the newly-acquired hospital to our broad-based management information system. Our hospital management information system contains the primary software required to run an entire hospital, bundled into one software package. This software generally includes features such as a general ledger, patient accounting, billing, accounts receivable, payroll, accounts payable and pharmacy.

Quality Assurance

     Our hospitals implement quality assurance procedures to monitor the level of care. Each hospital also has a medical executive committee, which reviews the professional credentials of physicians applying for medical staff privileges at the hospital. Each facility monitors outcomes along with procedures performed and the quality of the logistical, medical and technological support provided to the physician. We survey our patients either during their stay at the hospital or subsequently by mail to identify potential areas of improvement. All of our hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations, except Coastal Carolina Medical Center, which is in process for its initial survey.

Regulatory Compliance Program

     We currently operate a voluntary Corporate Compliance Program designed to help reduce the risk and prevent the potential exposure for misconduct. It is an aid to the development of effective internal controls that promote adherence to applicable Federal and state law, and the program requirements of Federal, state and private health plans. The adoption and implementation of this program significantly advances the prevention of fraud, abuse and waste in our health care efforts while at the same time furthering the fundamental mission of our hospitals, which is to provide quality care to patients. In practice our compliance program effectively articulates and demonstrates our commitment to the compliance process. Our compliance program focuses on all areas of regulatory compliance, including physician recruitment, reimbursement, cost reporting practices and laboratory and home healthcare operations. Each of our hospitals designates a compliance officer and undergoes an periodic (18 to 24 months) risk assessment to determine potential risk issues and develop plans to correct problems should they arise. In addition, all of our employees are given a thorough introduction to our ethical and compliance guidelines, as well as a guide to the proper resources to address any concerns that may arise. We also conduct periodic training to re-emphasize our established guidelines every 18 to 24 months. We regularly monitor our corporate compliance programs to respond to developments in healthcare regulation and the industry. We also maintain a toll-free hotline to permit employees to report compliance concerns on an anonymous basis. In addition, the staff is available to answer questions of compliance encountered during the day-to-day operation of a facility.

Management and Professional Services

     On June 30, 2004, we sold the stock of Brim Healthcare, Inc., our wholly-owned subsidiary that provided management services to primarily non-urban hospitals, to an unaffiliated investor group for approximately $13.2 million in cash.

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

     Another factor in the competitive position of a hospital is management’s ability to negotiate service contracts with purchasers of group healthcare services. Health maintenance organizations and preferred provider organizations attempt to direct and control the use of hospital services through managed care programs and to obtain discounts from hospitals’ established charges. In addition, employers and traditional health insurers increasingly are interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. Generally, hospitals compete on the basis of market reputation, geographic location, quality and range of services, quality of the medical staff, convenience and price for service contracts with group healthcare service purchasers. The importance of obtaining contracts with managed care organizations varies from market to market, depending on the market strength of such organizations. Managed care contracts generally are less important in the non-urban markets served by us than they are in urban and suburban markets where there is typically a higher level of managed care penetration.

     State certificate of need laws, which place limitations on a hospital’s ability to expand hospital services and add new equipment, also may have the effect of restricting competition. Five states in which we operate, Alabama, South Carolina, Mississippi, Nevada and Virginia, currently have certificate of need laws. The application process for approval of covered services, facilities, changes in operations and capital expenditures is, therefore, highly competitive. In those states that have no certificate of need laws or that set relatively high thresholds before expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending may be more prevalent. We have not experienced, and do not expect to experience, any material adverse effects from state certificate of need requirements or from the imposition, elimination or relaxation of such requirements. See “Item 1. Business - Healthcare Regulation and Licensing.”

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

     The hospital industry and some of our hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average inpatient occupancy rates continue to be affected by payor-required pre-admission authorization, utilization review, and payment mechanisms to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Admissions constraints, payor pressures and increased competition are expected to continue. We will endeavor to meet these challenges by expanding our facilities’ outpatient services, offering appropriate discounts to private payor groups, upgrading facilities and equipment, and offering new programs and services.

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

Employees and Medical Staff

     As of March 1, 2005, we had approximately 8,400 employees. We consider relations with our employees to be good. Approximately 3.8% of our employees are represented by unions.

     We typically do not employ physicians; however, as of March 1, 2005, we employed 34 practicing physicians. Certain of our hospital services, including emergency room coverage, radiology, pathology and anesthesiology services, are provided through independent contractor arrangements with physicians.

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

Government Reimbursement

Medicare/Medicaid Reimbursement

     For the year ended December 31, 2004, approximately 37.7% and 10.1% of our net patient revenue from continuing operations resulted from Medicare and Medicaid payments, respectively. The Medicare program pays hospitals on a prospective payment system for acute inpatient services. Under this prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the patient’s final diagnosis. These payments do not take into consideration a specific hospital’s actual costs, but instead are based upon set national rates adjusted for area wage differentials and case-mix index. Certain sub-acute inpatient services, which historically were reimbursed on a hospital’s actual costs, are currently being converted by Medicare to a prospective payment system. Rehabilitation sub-acute services were converted to a prospective payment system for cost report periods beginning on or after January 1, 2002. This system is similar to the acute inpatient system because it pays a rate based on the type of discharge. Skilled nursing sub-acute services are paid based on a prospective per diem, which is also tied to the patient’s needs and condition. Psychiatric sub-acute services are also transitioning to a prospective payment system. With respect to implementation of the prospective payment system for psychiatric services, the Centers for Medicare and Medicaid Services began implementing a three-year transition period starting with the cost reporting periods beginning on or after January 2005. For these three years, CMS is proposing a blended payment. The payment for the first year of the transition period (cost reporting periods beginning after January 1, 2005 but on or before June 30, 2006) would consist of 75% based on the current cost-based reimbursement system and 25% on the proposed federal prospective payment rate. In the second year, the split will be 50% each and in the third year the split will be 25% based on the current cost-based system and 75% prospective payment system. For cost reporting periods beginning on or after July 1, 2008, the prospective payment federal rate percentage will be 100%. The first update to rates under this methodology is anticipated to occur in July 2006, with annual updates anticipated thereafter.

     For several years, the percentage increases to the prospective payment rates have been lower than the percentage increases in the cost of goods and services purchased by general hospitals. The index used to adjust payment rates is based on a price proxy, known as the hospital market basket index, reduced by Congressionally-mandated reduction factors. For fiscal year 2003, the hospital market basket index was rebased and revised based on 1997 data. Acute care hospitals received Medicare payment rate increases for inpatient services based upon the full market basket increase in federal fiscal year 2004. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”). The Medicare Modernization Act provides for changes in Medicare reimbursement for hospitals. For example, the Medicare Modernization Act requires all acute care hospitals to participate in CMS’s quality-of-care National Voluntary Hospital Reporting Initiative in order to receive the full market basket increase in fiscal year 2005 through 2007. Those acute care hospitals that fail to participate in CMS’s quality-of-care National Voluntary Reporting Initiative will receive a lesser increase in Medicare reimbursement equal to the market basket update minus 0.4 percent.

     Many of our hospitals receive an add-on to the Medicare DRG payment for providing care to indigent patients. This add-on is referred to as the disproportionate share adjustment. Section 402 of the Medicare Modernization Act increased the cap on the disproportionate share adjustment from 5.25% to 12% for rural hospitals. This increase in the cap was effective April 1, 2004. We currently have seven hospitals that benefited from this change.

     Approximately 71% (labor share) of the Medicare DRG payment is adjusted by the hospital’s wage index. The wage index compares the cost of labor in the hospital’s market compared to the national average. For those hospitals with wage indices over 1.00, the labor share is increased and, for those hospitals with wage indices under 1.00, the labor share is reduced. Section 403 of the Medicare Modernization Act reduces the labor share to 62% of the DRG payment for those hospitals with wage indices below 1.00. We currently have 11 hospitals that benefited from this change.

     Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. The Balanced Budget Act of 1997 mandated the implementation of the prospective payment system for Medicare outpatient services. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications. Each Ambulatory Payment Classification represents a bundle of outpatient services, and each Ambulatory Payment Classification has been assigned a fully prospective reimbursement rate. On November 15, 2004, the Centers for Medicare and Medicaid Services published the final rule establishing the calendar year 2005 conversion factor and revisions to Ambulatory Payment Classifications for hospital outpatient services. The 2005 conversion factor was increased by 3.3%, the full market basket for fiscal year 2005.

     The Medicare Modernization Act extends for two years (through December 31, 2005) special payments to small rural hospitals with 100 or fewer beds to ensure that they are paid at least as much under the outpatient prospective payment system as they had been paid under the prior cost-based system. These special payments were first authorized by the Balanced Budget Refinement Act of 1999, and were scheduled to end for services on or after January 1, 2004. Besides extending the special payments for an additional two-year period, the Medicare Modernization Act also makes “Sole Community Hospitals” (regardless of the number of beds) eligible for the special payments. A Sole Community Hospital is generally the only hospital in at least a 35-mile radius or a 45-minute driving time radius. Bolivar Medical Center, Colorado Plains Medical Center, Colorado River Medical Center, Northeastern Nevada Regional Hospital, Havasu Regional Medical Center, Teche Regional Medical Center, Palo Verde Hospital, Parkview Regional Hospital, Palestine Regional Medical Center and Los Alamos Medical Center qualify as Sole Community Hospitals under Medicare regulations.

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

Certificate of Need Requirements

     Some states require approval for purchase, construction and expansion of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. Five states in which we currently own hospitals, Alabama, South Carolina, Mississippi, Nevada and Virginia, have certificate of need laws. We are unable to predict whether our hospitals will be able to obtain any certificates of need that may be necessary to accomplish their business objectives in any jurisdiction where such certificates of need are required.

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

Healthcare Facility Licensing Requirements

     Our healthcare facilities are subject to extensive federal, state and local legislation and regulation. In order to maintain their operating licenses, healthcare facilities must comply with strict standards concerning medical care, fire and safety, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Our healthcare facilities hold all required material governmental approvals, licenses and permits. All licenses, provider numbers and other permits or approvals required to perform our business operations are held by our subsidiaries. All of our hospitals are fully accredited by the Joint Commission on Accreditation of Healthcare Organizations, except Coastal Carolina Medical Center, which is in process for its initial survey.

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

     On August 17, 2000 (with modifications in February 2003), the Department of Health and Human Services finalized regulations requiring all healthcare providers, including our facilities, and payors to use standard data formats and code sets established by the rule when electronically transmitting information in connection with several types of transactions, including health claims and equivalent encounter information, health care payment and remittance advice and health claim status. We have implemented or upgraded computer systems, as appropriate, at our facilities and at our corporate headquarters to comply with the new transaction and code set regulations.

     HIPAA requires the Department of Health and Human Services to issue regulations establishing standard unique health identifiers for individuals, employers, health plans and health care providers to be used in connection with the standard electronic transactions. All healthcare providers, including our facilities, will be required to obtain a new National Provider Identifier (“NPI”) to be used in standard transactions instead of other numerical identifiers beginning no later than May 23, 2007; healthcare providers may begin applying for NPIs on May 23, 2005. We cannot predict whether our facilities may experience payment delays during the transition to the new identifier. Additionally, the Department of Health and Human Services issued a final rule that calls for using the Employer Identification Number (the taxpayer identifying number for employers that is assigned by the Internal Revenue Service) as the identifying number for employers that will be used by all health plans, with compliance required by July 30, 2004. The Department of Health and Human Services has not yet issued proposed rules that establish the standard for unique health identifiers for health plans or individuals. Once these regulations are issued in final form, we expect to have approximately two years to become fully compliant, but cannot predict the impact of such changes at this time.

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

     The Department of Health and Human Services has established standards for the privacy of individually identifiable health information. These privacy standards apply to all health plans, all health care clearinghouses and health care providers that transmit health information in an electronic form in connection with the standard transactions. Our facilities are covered entities under the final rule. The privacy standards apply to individually identifiable information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards impose extensive new administrative requirements on us. They require our compliance with rules governing the use and disclosure of this health information. They create new rights for patients in their health information, such as the right to amend their health information, and they require us to impose these rules, by contract, on any business associate to whom we disclose such information in order to perform functions on our behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These state laws vary by state and could impose additional penalties.

     A violation of the HIPAA regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Because there is no history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties which may result from the violation of the regulations.

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

     In September of 2003, CMS released final regulations to clarify hospitals’ obligations under EMTALA. The final regulations included a new definition of “dedicated emergency department,” and clarified that EMTALA does not apply to inpatients. The final regulations also clarified a hospital’s EMTALA obligations with respect to hospital owned ambulances, outpatient departments, off-campus provider-based entities, and other locations within the hospital other than the dedicated emergency department. The final rule also addressed a hospital’s physician on-call responsibilities. Under the final rule, each hospital must maintain an on-call list that best meets the needs of its patients, but only in accordance with the resources available to the hospital. There is no set formula for on-call obligations in the final rules, and the final rules recognize that not all hospitals will be able to have every specialist on call at all times. Hospitals must maintain written procedures to be followed when a specialist is not on call or a physician is not available due to circumstances beyond the physician’s control. The hospital’s written procedures may also provide for situations in which the on-call physician is performing elective surgery or on call simultaneously with other facilities. We believe that our facilities comply with EMTALA.

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

     We are required to conduct engineering studies of our two California facilities (Palo Verde Hospital and Colorado River Medical Center) to determine whether and to what extent modifications to our facilities will be required. To date, we have conducted engineering studies and implemented compliance plans for our California facilities which satisfy all current requirements and, through December 31, 2004, have cost us approximately $450,000. In addition we are continuing to develop plans for compliance with 2008 California requirements. Any facilities not currently in compliance with the applicable seismic regulations and standards must be brought into compliance by 2008, or 2013 if the facility obtains an extension. We may be required to make significant capital expenditures to comply with the seismic standards, which could impact our earnings.

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

     The financial impact of the Federal Balanced Budget Act of 1997, however, has been lessened somewhat by the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000, and further lessened by the Medicare Modernization Act, which provided certain relief specifically affecting rural hospitals. Significant revisions in how hospitals are paid for some services are still proceeding. We cannot predict the impact of future legislative and regulatory actions which might be taken to reduce Medicare and Medicaid payment levels.

     The Medicare Modernization Act provides a broad range of provider payment benefits. Federal government spending in excess of federal budgetary provisions contained in passage of the Medicare Modernization Act could result in future deficit spending for the Medicare system, which could cause future payments under the Medicare system to grow at a slower rate or decline.

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

     All of the states in which we operate require hospitals and most healthcare facilities to maintain a license. In addition, some states require prior approval for the purchase, construction and expansion of healthcare facilities, based upon a state’s determination of need for additional or expanded healthcare facilities or services. Such determinations, embodied in certificates of need issued by governmental agencies with jurisdiction over healthcare facilities, may be required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and other matters. Five states in which we currently own hospitals, Alabama, South Carolina, Mississippi, Nevada and Virginia, have certificate of need laws. The failure to obtain any required certificate of need or the failure to maintain a required license could impair our ability to operate or expand operations in any state.

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

     There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security concerns. In particular, federal regulations issued under the Health Insurance Portability and Accountability Act of 1996 contain provisions that have required, and in the future may require us to implement costly new computer systems and to adopt business procedures designed to protect the privacy and security of each of our patients’ individually identifiable health and related financial information. In August 2000 (with modifications in February 2003), the Department of Health and Human Services issued regulations requiring most health care organizations, including us, to use standard data formats and code sets when electronically transmitting information in connection with several types of transactions, including health claims, health care payment and remittance advice and health claim status transactions. As required by HIPAA, the Department of Health and Human Services has established standards for the privacy of individually identifiable health information, which apply to all health care providers, health plans and health care clearinghouses that transmit health information in an electronic form in connection with the standard transactions. Compliance with the privacy regulations has been required since April 2003 for most health care organizations, including us, and continue to have a financial impact on the health care industry because they impose extensive administrative requirements, restrictions on the use and disclosure of individually identifiable patient health and related financial information, provide patients with rights with respect to their health information and require us to enter into contracts extending many of the privacy regulation requirements to third parties who perform functions on our behalf involving health information. On February 20, 2003, the Department of Health and

Human Services issued final security regulations , which required us to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of electronically received, maintained or transmitted patient individually identifiable health and related financial information. Compliance with these security regulations is required by April 21, 2005 for most health care organizations, including us. We cannot predict the total financial or other impact of these regulations on our business over time. Compliance with these regulations requires substantial expenditures, which could negatively impact our financial results. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.

     Violations of the privacy, security and transaction regulations could subject us to civil penalties of up to $25,000 per person per calendar year for each provision contained in the privacy, security and transaction regulations that is violated and criminal penalties of up to $250,000 per violation for certain other violations. Because there is no significant history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with these regulations or the potential for fines and penalties which may result from the violation of the regulations.

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

We have a concentration of revenue in New Mexico, Louisiana and Texas, which makes us particularly sensitive to regulatory and economic changes in those states.

     Memorial Medical Center and Los Alamos Medical Center, each located in New Mexico, collectively accounted for 15.2% of our net patient revenue for the year ended December 31, 2004. This concentration makes us particularly sensitive to economic, competitive and regulatory conditions in New Mexico. Any adverse change in these conditions could reduce significantly our revenues and profitability.

     Doctors’ Hospital of Opelousas, Eunice Community Medical, Minden Medical Center and Teche Regional Medical Center in Louisiana collectively accounted for approximately 15.0% of our net patient revenue from continuing operations for the year ended December 31, 2004. Similarly, this concentration of revenue in Louisiana makes us particularly sensitive to economic, competitive and regulatory conditions in Louisiana. Any adverse change in these conditions could reduce significantly our revenues and profitability.

     Palestine Regional Medical Center, Ennis Regional Medical Center and Parkview Regional Hospital, each located in Texas, collectively accounted for 15.0% of our net patient revenue for the year ended December 31, 2004. Similarly, this concentration makes us particularly sensitive to economic, competitive and regulatory conditions in Texas. Any adverse change in these conditions could reduce significantly our revenues and profitability.

Our California hospitals must comply with California seismic standards which may require us to make significant capital expenditures.

     California has a statute and regulations that require hospitals to meet seismic performance standards. Regulated hospitals that do not meet the standards may be required to retrofit facilities. California law requires that owners of regulated hospitals evaluate their facilities and develop a plan and schedule for complying with the standards. We are required to conduct engineering studies of our two California facilities (Palo Verde Hospital and Colorado River Medical Center) to determine whether and to what extent modifications to our facilities will be required. To date, we have conducted engineering studies and implemented compliance plans for our two California facilities, which satisfy all current requirements and, through December 31, 2004, have cost us approximately $450,000. In addition, we are continuing to develop plans for compliance with 2008 California requirements. Any facilities not in compliance with the seismic regulations and standards must be brought into compliance by 2008, or 2013 if the facility obtains an extension. In the event that our two California facilities are found not to be in compliance with the seismic standards, we may be required to make significant capital expenditures to bring the California facilities into compliance, which could adversely impact our earnings and liquidity.

Our performance depends on our ability to recruit and retain quality physicians, nurses and other healthcare professionals at our hospitals.

     The success of our owned or leased hospitals depends on:

•	the number and quality of the physicians on the medical staff of our hospitals; and

•	the maintenance of good relations between our company and such physicians.

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

     In all geographic areas in which we operate, there are other healthcare providers, including hospitals, outpatient surgery centers and other outpatient facilities, that provide comparable services to those offered by our hospitals. Some of the hospitals with which we compete are owned by governmental agencies and are supported by tax revenues, and others are owned by not-for-profit corporations and may be supported to a large extent by endowments and charitable contributions. Some of these competitors are larger, may be more established and may have more capital and other resources than we do. Many of our hospitals attempt to attract patients from surrounding counties and communities, including communities in which a competing facility exists. If our competitors are able to finance capital improvements and expand services at their facilities, we may be unable to attract patients away from these facilities.

If we fail to improve the operations of acquired hospitals, we may be unable to achieve our growth objectives.

     Some of the hospitals we have acquired or will acquire had or may have operating losses prior to the time we acquired them. We may be unable to operate profitably any hospital or other facility we acquire, effectively integrate the operations of any acquisitions, or otherwise achieve the intended benefit of the acquisition.

We may be subject to liabilities because of claims brought against our owned and leased hospitals. In addition, if we acquire hospitals with unknown or contingent liabilities, we could become liable for material obligations.

     In recent years, plaintiffs have brought actions against hospitals and other healthcare providers, alleging malpractice, product liability or other legal theories. Many of these actions involved large claims and significant defense costs. We maintain professional malpractice liability and general liability insurance coverage of approximately $50,000,000 to cover claims arising out of the operations of our owned and leased hospitals. Some of the claims, however, could exceed the scope of the coverage in effect or coverage of particular claims could be denied. While our professional and other liability insurance has been adequate in the past to provide for liability claims, such insurance may not be available for us to maintain adequate levels of insurance. Moreover, healthcare providers in our industry have experienced significant increase in the premiums for malpractice insurance, and it is anticipated that such costs may continue to rise. Malpractice insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of insurance with acceptable deductible amounts.

     In addition, hospitals that we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we obtain contractual indemnification from sellers covering these matters, such indemnification may be insufficient to cover material claims or liabilities for past activities of acquired hospitals.

     Failure to complete the merger with LifePoint could negatively impact the share price and the future business and financial results of our company.

     If the merger is not completed, the ongoing business of our company may be adversely affected and we will be subject to several risks, including the following:

•	we may be required, under certain circumstances, to pay LifePoint a termination fee of $50,000,000 under the merger agreement;

•	we may be required to pay certain costs relating to the merger, such as legal, accounting, financial advisor and printing fees; and

•	our management may be focused on the merger instead of pursuing other opportunities that could be beneficial to our company.

     If the merger is not completed, we cannot ensure that these risks will not materialize and will not materially affect the business or financial results of our company or the trading price of our shares.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our company’s Board of Directors and the Board of Directors of LifePoint Hospitals, Inc. have unanimously approved an agreement and plan of merger, dated as of August 15, 2004 (subsequently amended on January 25, 2005 and March 15, 2005), by and among our company, LifePoint, Lakers Holding Corp., Lakers Acquisition Corp. and Pacers Acquisition Corp., pursuant to which LifePoint will combine with our company. On October 25, 2004, Lakers Holding Corp. filed a registration statement on Form S-4 (subsequently amended on January 4, 2005, January 26, 2005 and February 18, 2005), which included a joint proxy statement of LifePoint and our company. The special meeting of shareholders of our company relating to the merger will be held on March 28, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Since June 5, 2002, our common stock has been listed on the New York Stock Exchange under the symbol “PRV.” The following table sets forth the high and low sale prices for our common stock as reported by the New York Stock Exchange for the periods indicated.

	High	Low
2004
First Quarter	$18.75	$15.20
Second Quarter	17.50	14.86
Third Quarter	21.15	13.25
Fourth Quarter	22.74	20.41
2003
First Quarter	$10.00	$5.29
Second Quarter	11.16	7.30
Third Quarter	14.82	10.60
Fourth Quarter	16.14	10.39

     As of March 1, 2005, there were approximately 50,285,014 shares of our common stock outstanding, held by 719 record holders.

     We historically have retained and currently intend to retain all earnings to finance the development and expansion of our operations and, therefore, do not anticipate paying cash dividends or making any other distributions on our shares of common stock in the foreseeable future. Furthermore, our senior credit facility and the indenture for our 7 1/2% Senior Subordinated Notes contain restrictions on our ability to pay dividends. Our future dividend policy will be determined by our Board of Directors on the basis of various factors, including our results of operations, financial condition, business opportunities, capital requirements, restrictive covenants in our financing documents and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data is qualified by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, appearing elsewhere in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(In thousands, except per share data)
Income Statement Data(1):
Revenue from continuing operations	$882,906	$746,208	$658,262	$486,880	$425,405
Income from continuing operations, net of tax(2)	50,056	41,720	34,838	32,655	21,028
Discontinued operations, net of tax	4,443	(10,101)	1,274	253	(1,090)
Net income (2)	54,499	31,619	36,112	32,908	19,938
Per Common Share Data (1):
Basic earnings per share:
Income from continuing operations, net of tax	$1.01	$0.85	$0.72	$0.69	$0.49
Discontinued operations, net of tax	0.09	(0.20)	0.03	0.01	(0.03)

Net income	$1.10	$0.65	$0.75	$0.70	$0.46
Diluted earnings per share:
Income from continuing operations, net of tax	$0.96	$0.84	$0.70	$0.67	$0.47
Discontinued operations, net of tax	0.08	(0.17)	0.03	—	(0.02)

Net income	$1.04	$0.67	$0.73	$0.67	$0.45
Balance Sheet Data (at end of period)(1):
Total assets	$1,183,067	$1,010,393	$974,187	$760,081	$530,852
Long-term debt, less current portion	428,383	447,956	460,370	328,898	159,526
Stockholders’ equity	515,799	446,873	413,202	362,005	314,714

(1)	On April 30, 2004, we completed the sale of Glades General Hospital to the Palm Beach Healthcare District. On June 30, 2004, we completed the sale of Brim Healthcare, Inc., our hospital management subsidiary. As required by Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, we have restated our historical consolidated financial statements to present the results of operations of Glades General Hospital and Brim Healthcare, Inc. separately as discontinued operations.

(2)	The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if certain indicators arise. Had we been accounting for our goodwill under SFAS No. 142 for all periods presented, our pro forma income from continuing operations would have been $36,991 and $26,051 for the years ended December 31, 2001 and 2000, respectively, and pro forma net income would have been $37,106 and $24,285 for the years ended December 31, 2001 and 2000, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and related notes, appearing elsewhere in this report.

Overview

     We are a healthcare services company focused on acquiring and operating hospitals in attractive non-urban communities throughout the United States. As of December 31, 2004, we owned or leased 21 general acute care hospitals in 13 states with a total of 2,533 licensed beds.

     On April 30, 2004, we completed the sale of Glades General Hospital in Belle Glade, Florida to a wholly-owned subsidiary of the Health Care District of Palm Beach County. The District reacquired the operating assets of the hospital for a purchase price of approximately $1.5 million in cash at closing, net of assumed and contractual obligations. Under the purchase agreement, we retained the hospital’s accounts receivable, income tax receivable and deferred income taxes. We also retained certain payroll-related liabilities and other accrued expenses. On June 30, 2004, we completed the sale of the stock of Brim Healthcare, Inc., our hospital management subsidiary, to Brim Holding Company, Inc., an independent investor-owned entity for approximately $13.2 million in cash. As required by Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, the operations and non-cash impairment of assets charge related to Glades General Hospital and Brim Healthcare, Inc. are reported as “discontinued operations” and the consolidated financial statements, statistics and all references to such information contained in this Report have been adjusted to reflect this presentation for all periods. Our remaining 21 hospitals continue to be reported as “continuing operations.”

     Effective June 1, 2004, we completed the acquisition, through a long-term lease, of the 286-bed Memorial Medical Center in Las Cruces, New Mexico (“Memorial Medical Center”) for approximately $152.2 million, including direct and incremental costs of the acquisition.

     On August 16, 2004, our company and LifePoint Hospitals, Inc. (“LifePoint”) announced that we had entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which LifePoint will acquire us. Pursuant to the terms of the Merger Agreement, our company and LifePoint will each become wholly-owned subsidiaries of a newly formed holding company that will be publicly traded. Each of our shareholders will receive a per share consideration comprised of $11.375 of cash and a number of shares of common stock of the new company equal to an exchange ratio of between 0.3447 and 0.2917, which shares will have a value of $11.375 to the extent that LifePoint’s average share price is between $33.00 and $39.00. The exchange ratio will be 0.3447 if the volume weighted average daily share price of a share of LifePoint’s common stock for the twenty consecutive trading day period ending at close of business on the third trading day prior to the closing (the “LifePoint average share price”) is $33.00 or less, and 0.2917 if LifePoint’s average share price is $39.00 or more. If LifePoint’s average share price is between $33.00 and $39.00, then the exchange ratio will be equal to $11.375 divided by the LifePoint average share price.

     The proposed merger is subject to approval by the stockholders of our company and LifePoint. The proposed merger is projected to close by April 15, 2005, subject to the satisfaction of customary closing conditions.

     During the fourth quarter of 2004, we completed the construction of the 41-bed Coastal Carolina Medical Center in Hardeeville, South Carolina and opened the hospital on November 29, 2004.

     Revenues from continuing operations for the year ended December 31, 2004 increased 18.3% to $882.9 million, compared with $746.2 million for the year ended December 31, 2003, primarily as a result of the acquisition of Memorial Medical Center and increases in same-store net patient revenue per adjusted admission of 6.2% and outpatient revenue of 11.2%, as well as the recording of cost report settlements. For the year ended December 31, 2004, income from continuing operations was $50.1 million compared with $41.7 million for the year ended December 31, 2003. The increase in income from continuing operations was primarily due to the acquisition of Memorial Medical Center and improved operations at our same store hospitals. Cash flow from operations for the year ended December 31, 2004 increased 21.0% to $126.3 million, compared with $104.3 million for the year ended December 31, 2003. The increase was due primarily to an increase of $8.3 million in our income from continuing operations, a $9.3 million increase in depreciation and amortization expense (of which $5.0 million is attributable to the Memorial Medical Center acquisition), and an increase of $15.2 million in our deferred income tax provision resulting from the Memorial Medical Center acquisition and divestitures of Glades General Hospital and Brim Healthcare, Inc. The increase in cash flow from operations is partially offset by an increase in net accounts receivable of continuing operations of $12.6 million. The increase in net accounts receivable principally relates to a $6.2 million loan to a third party for the construction of a medical office building on one of our facility’s campuses and approximately $5.9 million from the lessor of Memorial Medical Center for their obligations required under the facility lease agreement.

     For the year ended December 31, 2004, 19 of our 21 owned or leased hospitals are considered same-store hospitals. Memorial Medical Center and Coastal Carolina Medical Center are excluded from same-store results. On a same-store basis, net patient revenue for the year ended December 31, 2004 increased 5.9%, net patient revenue per adjusted admission increased 6.2% and surgeries increased 3.1% as compared to the year ended December 31, 2003. We continue to see the results of the successful recruitment of primary care physicians and specialists in 2003 and 2004, strong outpatient growth and an increase in acuity. Same-store outpatient revenue for the year ended December 31, 2004 increased 11.2% and same-store acuity increased 2.2%.

     In the fourth quarter of 2003, we announced plans to construct a new 60-bed acute care hospital in Ft. Mohave, Arizona, near our existing hospital in Needles, California. Construction of the Ft. Mohave facility is anticipated to be completed in the third quarter of 2005. In the first quarter of 2005, we announced plans to construct a 52-bed replacement facility for our existing 72-bed facility in Eunice, Louisiana. Construction of the Eunice replacement facility is anticipated to be completed in the second quarter of 2006.

Revenues

     The table below reflects the approximate percentages of net patient revenue received from Medicare, Medicaid, managed care and other payors and self-pay for the periods presented:

	Year Ended December 31,
	2004	2003	2002
Medicare	37.7%	38.5%	45.4%
Medicaid	10.1	10.3	11.3
Managed care and other payors	41.2	44.2	38.2
Self-pay	11.0	7.0	5.1

Total	100.0%	100.0%	100.0%

     Net patient revenue is reported net of contractual adjustments and policy discounts. Net patient revenue includes amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive from treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net patient revenue. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Cost report settlements and the filing of cost reports increased net patient revenue by $9.9 million, of which $2.9 million related to facilities that had not previously qualified for disproportionate share payments in prior years, and $5.5 million for the years ended December 31, 2004 and 2003, respectively, and decreased net patient revenue by $0.9 million for the year ended December 31, 2002.

     The payment rates under the Medicare program for inpatients are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net patient revenue growth. Effective April 1, 2002, the Centers for Medicare and Medicaid Services implemented changes to the Medicare outpatient prospective system. Although these changes have resulted in reductions to Medicare outpatient payments, these reductions, as well as changes to the Medicare system caused by the Benefit Improvement and Protection Act of 2000, should not materially affect our net patient revenue growth. While the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) provides a broad range of provider payment benefits, federal government spending in excess of federal budgetary provisions contained in passage of MMA could result in future deficit spending for the Medicare system, which could cause future payments under the Medicare system to grow at a slower rate or decline.

     We continually monitor the cost/benefit relationship of services provided at our hospitals, and make decisions about adding new services or discontinuing existing services.

Revenue/Volume Trends

     The key metrics we use to internally evaluate our revenues are adjusted admissions, which we equate to volume, and revenues per adjusted admission, which we relate to pricing and acuity. We anticipate our patient volumes and related revenues will continue to be impacted by the following factors:

•	Physician Recruitment and Retention. Recruiting and retaining both primary care physicians and specialists for our non-urban communities is a key to increasing revenues and patient volumes. Adding specialists and new services typically results in an increase in volumes at a hospital. We recruited 148 physicians during the year ended December 31, 2004, of which approximately two-thirds of these physicians are specialists.

•	Medicare Rate Increases. MMA provides a prescription drug benefit for Medicare beneficiaries and also contains numerous provisions that provide incremental funding to hospitals. Hospitals qualify for Medicare disproportionate share hospital (“DSH”) payments when their percentage of low-income patients exceeds 15%. A majority of our hospitals qualify to receive DSH payments. Effective April 1, 2004, MMA raised the cap on the DSH payment adjustment percentage from 5.25% to 12.0% for rural and small urban hospitals and specified that payments to all hospitals are based on the same conversion factor, regardless of geographic location. A majority of our hospitals are benefiting from these provisions.

•	Growth in Outpatient Services. Many procedures once performed only on an inpatient basis are now performed as outpatient procedures. This shift is the result of continuing advances in medical and pharmaceutical technologies, and of efforts by payors to control costs. Reimbursement for inpatient services is typically higher than that for the same procedures performed on an outpatient basis. We anticipate that the long-term growth trend toward outpatient services will continue. The following table reflects gross outpatient, inpatient and other revenues as a percentage of our total gross revenues:

	Year Ended December 31,
	2004	2003	2002
Outpatient	46.0%	44.5%	42.6%
Inpatient	53.4	54.9	56.8
Other	0.6	0.6	0.6

Total	100.0%	100.0%	100.0%

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

     We experienced an increase in our provision for doubtful accounts during each of the years in the three-year period ending December 31, 2004. Although the economies of a majority of the communities in which we operate hospitals have stabilized, some of our hospitals are experiencing a reduction in state Medicaid coverage, primarily in Texas. In addition, we realized an increase in our provision for doubtful accounts during the year ended December 31, 2004 as a result of our acquisition of Memorial Medical Center. Our provision for doubtful accounts relates primarily to self-pay revenues. Self-pay revenues as a percentage of total net patient revenue were 11.0%, 7.0% and 5.1% for the years ended December 31, 2004, 2003 and 2002, respectively.

     Our gross revenues are reduced for patient accounts identified as charity and indigent care. Our hospitals write-off a patient’s account upon the determination that the patient qualifies, or when it is not paid and deemed uncollectible, under a hospital’s charity and indigent care policy. Charity care (based on gross charges) was approximately $17.5 million, $23.5 million and $19.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Charity care and provision for doubtful accounts was approximately $112.5 million, $96.1 million and $72.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Results of Operations

     The following tables present, for the periods indicated, the results of operations of our company and its subsidiaries. Such information has been derived from our audited consolidated statements of income for the years ended December 31, 2004, 2003 and 2002. The results of operations for the periods presented include hospitals from their respective dates of acquisition.

	Year Ended December 31,
	2004		2003
	(Dollars in Thousands, Except Per Share Data)
		% of		% of	% Change
	Amount	Revenues	Amount	Revenues	From Prior Year
Revenues:
Net patient revenue	$872,275		$735,841
Other	10,631		10,367

	882,906	100.0%	746,208	100.0%	18.3%
Expenses:
Salaries, wages and benefits	323,565	36.6	282,794	37.9
Purchased services	85,698	9.7	68,872	9.2
Supplies	114,186	12.9	95,579	12.8
Provision for doubtful accounts	95,015	10.8	72,583	9.7
Other operating expenses	96,934	11.0	88,137	11.8
Rentals and leases	11,250	1.3	9,007	1.2
Transaction costs	851	0.1	—	—
Depreciation and amortization	46,881	5.3	37,617	5.1
Interest expense	29,652	3.3	26,262	3.5
Minority interests	687	0.1	260	—
Loss on sale of assets	30	—	75	—
Loss on early extinguishment of debt	—	—	486	0.1

Total expenses	804,749	91.1	681,672	91.3	18.1%
Income from continuing operations before provision for income taxes	78,157	8.9	64,536	8.7	21.1%
Income taxes	28,101	3.2	22,816	3.1

Income from continuing operations	50,056	5.7	41,720	5.6	20.0%

	Year Ended December 31,
	2004		2003
	(Dollars in Thousands, Except Per Share Data)
		% of		% of	% Change
	Amount	Revenues	Amount	Revenues	From Prior Year
Discontinued operations, net of tax:
Loss from operations	(2,220)		(1,149)
Net gain (loss) on divestitures	6,663		(8,952)

Net income	$54,499		$31,619		72.4%

Diluted earnings per common share:
Continuing operations	$0.96		$0.84
Discontinued operations, net of tax:
Loss from operations	(0.03)		(0.02)
Net gain (loss) on divestitures	0.11		(0.15)

Net income	$1.04		$0.67

	Year Ended December 31,
	2003		2002
	(Dollars in Thousands, Except Per Share Data)
		% of		% of	% Change
	Amount	Revenues	Amount	Revenues	From Prior year
Revenues:
Net patient revenue	$735,841		$649,954
Other	10,367		8,308

	746,208	100.0%	658,262	100.0%	13.4%
Expenses:
Salaries, wages and benefits	282,794	37.9	261,499	39.7
Purchased services	68,872	9.2	69,934	10.6
Supplies	95,579	12.8	84,408	12.8
Provision for doubtful accounts	72,583	9.7	53,201	8.1
Other operating expenses	88,137	11.8	69,447	10.6
Rentals and leases	9,007	1.2	8,284	1.3
Depreciation and amortization	37,617	5.1	32,169	4.9
Interest expense	26,262	3.5	21,285	3.2
Minority interests	260	—	34	—
Loss (gain) on sale of assets	75	—	(77)	—
Loss on early extinguishment of debt	486	0.1	—	—

Total expenses	681,672	91.3	600,184	91.2	13.6%
Income from continuing operations before provision for income taxes	64,536	8.7	58,078	8.8	11.1%
Income taxes	22,816	3.1	23,240	3.5

Income from continuing operations	41,720	5.6	34,838	5.3	19.8%
Discontinued operations, net of tax:
(Loss) earnings from operations	(1,149)		1,274
Net loss on divestitures	(8,952)		—

Net income	$31,619		$36,112		(12.4)%

Diluted earnings (loss) per common share:
Continuing operations	$0.84		$0.70
Discontinued operations, net of tax:
(Loss) earnings from operations	(0.02)		0.03
Net loss on divestitures	(0.15)		—

Net income	$0.67		$0.73

     The following tables present key operating statistics for our owned and leased hospitals (excluding discontinued operations) for the periods presented. (1)

	Year Ended December 31,
	2004	2003	% Change
CONSOLIDATED HOSPITALS (CONTINUING OPERATIONS):
Number of hospitals at end of period	21	19	10.5%
Licensed beds at end of period (2)	2,533	2,189	15.7
Beds in service at end of period	2,157	1,933	11.6
Inpatient admissions (3)	76,107	72,630	4.8
Adjusted admissions (4)	141,671	131,557	7.7
Net patient revenue per adjusted admission	$6,157	$5,593	10.1
Patient days (5)	323,949	307,195	5.5
Adjusted patient days (6)	602,962	556,331	8.4
Average length of stay (days) (7)	4.3	4.2	2.4
Net patient revenue (in thousands)	$872,275	$735,841	18.5
Gross patient revenue (in thousands) (8):
Inpatient	$1,033,038	$903,740	14.3%
Outpatient	889,903	732,844	21.4

Total gross patient revenue	$1,922,941	$1,636,584	17.5%

SAME HOSPITALS (CONTINUING OPERATIONS)(9):
Number of hospitals at end of period	19	19	—%
Licensed beds at end of period (2)	2,206	2,189	0.8
Beds in service at end of period	1,920	1,933	(0.7)
Inpatient admissions (3)	70,071	72,630	(3.5)
Adjusted admissions (4)	131,277	131,557	(0.2)
Net patient revenue per adjusted admission	$5,937	$5,592	6.2
Patient days (5)	297,083	307,195	(3.3)
Adjusted patient days (6)	556,459	556,331	—
Average length of stay (days) (7)	4.2	4.2	—
Net patient revenue (in thousands)	$779,419	$735,727	5.9
Gross patient revenue (in thousands) (8):
Inpatient	$933,552	$903,740	3.3%
Outpatient	814,808	732,844	11.2

Total gross patient revenue	$1,748,360	$1,636,584	6.8%

(1)	All statistics have been restated to exclude the ownership and operations of Glades General Hospital, which was sold on April 30, 2004. The statistics above have not been impacted by the disposal of Brim Healthcare, Inc. on June 30, 2004.

(2)	Beds for which a hospital has been granted approval to operate from the applicable state licensing agency.

(3)	Represents the total number of patients admitted (in a facility for a period in excess of 23 hours) and used by management and investors as a general measure of inpatient volume.

(4)	Used by management and investors as a general measure of combined inpatient and outpatient volume. Adjusted admissions are computed by multiplying admissions (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted admissions computation equates outpatient revenue to the volume measure (admissions) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(5)	Represents the total number of days the patients who are admitted stay in our hospitals.

(6)	Adjusted patient days are computed by multiplying patient days (inpatient volume) by the outpatient factor. The outpatient factor is the sum of gross inpatient revenue and gross outpatient revenue divided by gross inpatient revenue. The adjusted patient days computation equates outpatient revenue to the volume measure (patient days) used to measure inpatient volume, resulting in a general measure of combined inpatient and outpatient volume.

(7)	The average number of days admitted patients stay in our hospitals.

(8)	Represents revenues prior to reductions for discounts and contractual allowances.

(9)	Same hospital information includes the operations of only those hospitals which were owned or leased during both entire periods presented and excludes the ownership and operations of Glades General Hospital, which was sold on April 30, 2004.

	Year Ended December 31,
	2003	2002	% Change
CONSOLIDATED HOSPITALS (CONTINUING OPERATIONS):
Number of hospitals at end of period	19	19	—%
Licensed beds at end of period (2)	2,189	2,207	(0.8)
Beds in service at end of period	1,933	1,933	—
Inpatient admissions (3)	72,630	69,107	5.1
Adjusted admissions (4)	131,557	120,990	8.7
Net patient revenue per adjusted admission	$5,593	$5,372	4.1
Patient days (5)	307,195	299,138	2.7
Adjusted patient days (6)	556,331	523,307	6.3
Average length of stay (days) (7)	4.2	4.3	(2.3)
Net patient revenue (in thousands)	$735,841	$649,954	13.2
Gross patient revenue (in thousands) (8):
Inpatient	$903,740	$799,358	13.1%
Outpatient	732,844	599,333	22.3

Total gross patient revenue	$1,636,584	$1,398,691	17.0%

SAME HOSPITALS (CONTINUING OPERATIONS)(9):
Number of hospitals at end of period	19	19	—%
Licensed beds at end of period (2)	2,189	2,207	(0.8)
Beds in service at end of period	1,933	1,933	—
Inpatient admissions (3)	68,205	67,694	0.8
Adjusted admissions (4)	121,707	118,035	3.1
Net patient revenue per adjusted admission	$5,521	$5,363	2.9
Patient days (5)	287,880	293,248	(1.8)
Adjusted patient days (6)	513,539	510,906	0.5
Average length of stay (days) (7)	4.2	4.3	(2.3)
Net patient revenue (in thousands)	$671,910	$633,005	6.1
Gross patient revenue (in thousands) (8):
Inpatient	$857,340	$787,050	8.9%
Outpatient	672,018	584,687	14.9

Total gross patient revenue	$1,529,358	$1,371,737	11.5%

See notes following preceding table.

     Hospital revenues are received primarily from Medicare, Medicaid and commercial insurance. The revenues received from the Medicare program are expected to increase with the general aging of the population. The payment rates under the Medicare program for inpatients are based on a prospective payment system, based upon the diagnosis of a patient. While these rates are indexed for inflation annually, the increases historically have been less than actual inflation. In addition, states, insurance companies and employers are actively negotiating the amounts paid to hospitals as opposed to paying standard hospital rates. The trend toward managed care, including health maintenance organizations, preferred provider organizations and various other forms of managed care, may affect our hospitals’ ability to maintain their current rate of net operating revenue growth.

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

We provide care without charge to patients who are financially unable to pay for the healthcare services they receive. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net patient revenue. Operating expenses of our hospitals primarily consist of salaries, wages and benefits, purchased services, supplies, provision for doubtful accounts, rentals and leases, and other operating expenses, principally consisting of utilities, insurance, property taxes, travel, physician recruiting, telephone, advertising, repairs and maintenance.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Revenues increased 18.3% to $882.9 million in 2004 compared to $746.2 million in 2003. This increase was primarily attributable to the acquisition of Memorial Medical Center in Las Cruces, New Mexico (“Memorial Medical Center”) effective June 1, 2004 and an increase in same hospital revenues. Same hospital net patient revenues increased 5.9% in 2004 from 2003 primarily due to increases in net patient revenue per adjusted admission of 6.2% and outpatient revenue of 11.2%. The increase in same-store net patient revenue per adjusted admission was due, in part, by acuity as our same-store Medicare case mix index increased approximately 2.2% to 1.23 for the year ended December 31, 2004 from 1.20 for the year ended December 31, 2003. Cost report settlements and the filing of cost reports also increased revenues in 2004 by $9.9 million, of which $2.9 million related to facilities that had not previously qualified for disproportionate share payments in prior years, and $5.5 million in 2003, respectively. Under our agreement with the seller of Memorial Medical Center, we are to receive payments from the seller through June 1, 2007 as reimbursement for providing certain levels of charity services. For the period from June 1, 2004 (date of acquisition) through the end of 2004, we recorded $4.2 million in reimbursement for these services provided.

     The table below reflects the sources of our net patient revenue for the years ended December 31, 2004 and 2003, expressed as a percentage of total net patient revenue:

	Year Ended December 31,
	2004	2003
Medicare	37.7%	38.5%
Medicaid	10.1	10.3
Other (including self-pay)	52.2	51.2

	100.0%	100.0%

     Salaries, wages and benefits as a percentage of revenues, decreased to 36.6% from 37.9% in 2003. The decrease is primarily due to improvements resulting from continued implementation of our flexible staffing standards throughout our hospitals, which effectively matches labor with hospital volume trends and continued cost containment of employee benefit expenses.

     Purchased services, as a percentage of revenues, increased to 9.7% in 2004 from 9.2% in 2003. The increase is primarily due to an increase in legal fees of $1.6 million and a $4.0 million increase in contract labor (primarily contract services for nursing, emergency room and physical therapy at Memorial Medical Center and four of our same-store hospitals) for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase in legal fees is related to medical staff bylaws and physician contract matters.

     The provision for doubtful accounts, as a percentage of revenues, increased to 10.8% in 2004 from 9.7% in 2003 due primarily to the increase in bad debts resulting from the increase in self-pay revenue and due to the purchase of Memorial Medical Center. During the year ended December 31, 2004, self-pay revenue as a percentage of gross revenues increased to 5.9% from 4.6% for 2003. The increase in self-pay revenue is due to the current economic environment and slow employment recovery, coupled with changes in benefit plan design toward increased co-pays and deductibles as employers pass a greater percentage of healthcare costs to individual employees. Although the economies of a majority of the communities in which we operate hospitals have stabilized, some of our hospitals are experiencing a reduction in state Medicaid coverage, particularly in Texas. Net patient revenue associated with self-pay patients are generally recorded at gross charges, which are higher than what government programs and managed care plans pay. As a result, failure to receive payment from self-pay and uninsured patients results in a higher provision for doubtful accounts as a percentage of total net patient revenue.

     Other operating expenses decreased as a percentage of revenues to 11.0% in 2004 from 11.8% in 2003 primarily due to a reduction of $1.2 million in insurance cost as we continued to realize favorable experience in both professional and general liability and workers’ compensation insurance, as determined by our independent third party actuary.

     Depreciation and amortization expense increased $9.3 million to $46.9 million in 2004 from $37.6 million in 2003. Approximately $5.0 million of this increase is the result of the additional expense associated with the acquisition of Memorial Medical Center, with the remainder of the increase resulting from our capital expenditure program focusing on revenue generating projects.

     Interest expense increased to $29.7 million in 2004 from $26.3 million in 2003. The increase is primarily driven by the additional debt associated with the acquisition of Memorial Medical Center and the issuance in May 2003 of $200.0 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2013, offset by repayments of outstanding borrowings on our senior bank credit facility and repurchases of a portion of our 4 1/2% Convertible Subordinated Notes due 2005. The interest related to the $200.0 million 7 1/2% Senior Subordinated Notes due 2013 was reduced by a $100.0 million fixed to floating interest rate swap agreement entered into in the third quarter of 2003, which has rates currently lower than the underlying debt.

     The provision for income taxes totaled $28.1 million, or a 36.0% effective tax rate, in 2004 compared to $22.8 million, or a 35.4% effective tax rate, in 2003. The reduction in the effective tax rate for both 2004 and 2003 from the statutory rate was primarily attributable to a reduction in our tax liabilities due to the final and favorable resolution of examinations by taxing authorities in 2004. In addition, the reduction in the federal tax rate for 2004 was attributable to the realization of Empowerment Zone and Renewal Community Tax credits related to two of our facilities and the impact of the disposition of Glades General Hospital and Brim Healthcare, Inc.

     In 2004, our company’s discontinued operations incurred an after-tax gain on divestitures of $6.7 million and a loss from operations totaling $2.2 million. In 2003, our company’s discontinued operations incurred an after-tax impairment of assets charge of $9.0 million and a loss from discontinued operations totaling $1.1 million. The gain on divestitures recorded in 2004 was principally due to the gain on sale of Brim Healthcare, Inc., which resulted in an after-tax gain of $7.0 million. The impairment of assets charge in 2003 was related to the write-off of goodwill and physician recruiting costs and the write down of other assets of Glades General Hospital to their net realizable value, less cost to sell. The decline in loss from operations resulted primarily from the recording of an additional provision for doubtful accounts for Glades General Hospital patient accounts receivable that we retained in the sale of that entity.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenues increased 13.4% to $746.2 million in 2003 compared to $658.3 million in 2002. This increase was primarily attributable to the hospitals acquired in 2002 and an increase in same hospital revenues. During the second quarter of 2002, our company acquired Los Alamos Medical Center in New Mexico and Memorial Hospital of Martinsville and Henry County in Virginia. Same hospital net patient revenue increased 6.1% in 2003 from 2002 primarily due to increases in adjusted admissions of 3.1% and net patient revenue per adjusted admission of 2.9%. The increase in adjusted admissions was attributable, in part, to the addition of 106 new doctors, of which 17 were hospital-based, in our communities in 2003. Cost report settlements and the filing of cost reports also increased revenue in 2003 by $5.5 million compared to a reduction in revenue in 2002 of $0.9 million.

     The table below reflects the sources of our net patient revenue for the years ended December 31, 2003 and 2002, expressed as a percentage of total net patient revenue:

	Year Ended December 31,
	2003	2002
Medicare	38.5%	45.4%
Medicaid	10.3	11.3
Other (including self-pay)	51.2	43.3

	100.0%	100.0%

     Salaries, wages and benefits as a percentage of revenues, decreased to 37.9% from 39.7% in 2002. The decrease is primarily due to improvements resulting from continued implementation of our flexible staffing standards throughout our hospitals, which effectively matches labor with hospital volume trends and continued cost containment of employee benefit expenses.

     Purchased services, as a percentage of revenues, decreased to 9.2% in 2003 from 10.6% in 2002. The decrease is primarily attributable to an 18.5% reduction in contract labor and reductions in collection agency fees as we were less reliant on outside collection consultants and staffing.

     Provision for doubtful accounts, as a percentage of revenues, increased to 9.7% in 2003 from 8.1% in 2002 due primarily to the increase in bad debts resulting from increases in self-pay revenue. During 2003, self-pay revenue as a percentage of total gross revenues increased to 4.6% from 3.8% in 2002. The most significant increase occurred in the second quarter of 2003 when self-pay revenue as a percentage of gross revenues increased to 5.1% but then declined slightly in the third quarter to 4.8% and continued to decline in the fourth quarter to 4.5%. The increase in self-pay revenue is due to the current economic environment and slow employment recovery, coupled with changes in benefit plan design toward increased co-pays and deductibles as employers pass a greater percentage of healthcare costs to individual employees. Net patient revenue associated with self-pay patients are generally recorded at gross charges, which are higher than what government programs and managed care plans pay. As a result, failure to receive payment from self-pay and uninsured patients results in a higher provision for doubtful accounts as a percentage of total net patient revenue.

     Other operating expenses increased as a percentage of revenues to 11.8% in 2003 from 10.6% in 2002 primarily due to increased medical malpractice, workers’ compensation and directors and officers insurance cost of $7.2 million and increased physician recruitment expense of $3.1 million based upon the significant number of physicians we recruited to our communities in 2003.

     Depreciation and amortization expense increased $5.4 million to $37.6 million in 2003 from $32.2 million in 2002 primarily due to depreciation at the two hospitals acquired in 2002 and capital expenditures.

     Interest expense increased to $26.3 million in 2003 from $21.3 million in 2002 primarily due to the issuance in May 2003 of $200.0 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due 2013, offset by repayments of outstanding borrowings on our senior bank credit facility, repurchases of a portion of our 4 1/2% Convertible Subordinated Notes due 2005 and entering into a $100.0 million fixed to floating interest rate swap agreement during the third quarter of 2003.

     The write-off of deferred loan costs and the gain resulting from repurchasing a portion of our 4 1/2% Convertible Subordinated Notes due 2005 at a discount resulted in a net pre-tax loss on extinguishment of debt of $0.5 million during 2003.

     The provision for income taxes totaled $22.8 million, or a 35.4% effective tax rate, in 2003 compared to $23.2 million, or a 40.0% effective tax rate, in 2002. The reduction in the effective tax rate during 2003 was primarily attributable to a $2.3 million reduction in our tax liabilities due to the final and favorable resolution of examinations by taxing authorities as we recently concluded audits that have been ongoing for over one year.

     In 2003, our company’s discontinued operations incurred an after-tax impairment of assets charge of $9.0 million and a loss from operations totaling $1.1 million. In 2002, the discontinued operations achieved earnings from operations of $1.3 million. The decline in operations resulted primarily from a shift in the demographic make-up of the service area surrounding Glades General Hospital and a significant increase in the proportion of indigent care provided by that facility.

Liquidity and Capital Resources

     At December 31, 2004, we had working capital from continuing operations of $15.7 million, including cash and cash equivalents of $9.8 million, compared to working capital from continuing operations of $130.6 million, including $46.1 million in cash and cash equivalents at December 31, 2003.

     Net cash provided by operating activities was $126.3 million for the year ended December 31, 2004, compared to $104.3 million for the year ended December 31, 2003. The $22.0 million increase in cash provided by operating activities is primarily due to an increase of $8.3 million in our income from continuing operations, a $9.3 million increase in depreciation and amortization expense (of which $5.0 million is attributable to the Memorial Medical Center acquisition), and an increase of $15.2 million in our deferred income tax provision resulting from the Memorial Medical Center acquisition and divestitures of Glades General Hospital and Brim Healthcare, Inc. The increase in cash flow from operations is partially offset by an increase in net accounts receivable of continuing operations of $12.6 million. The increase in net accounts receivable principally relates to a $6.2 million loan to a third party for the construction of a medical office building on one of our facility’s campuses and approximately $5.9 million from the lessor of Memorial Medical Center for their obligations required under the facility lease agreement.

     Net cash used in investing activities increased to $228.1 million in 2004 from $56.9 million in 2003. The $171.2 million increase is primarily due to the $152.2 million acquisition of Memorial Medical Center, and as a result of our capital expenditure program focusing on revenue generating projects. Significant capital expenditures for the year ended December 31, 2004 included $6.3 million for the purchase of land and building at Havasu Regional Medical Center, $25.4 million in construction costs and equipment purchases for the new hospital in Hardeeville, South Carolina, $3.9 million for our MRI project at Los Alamos Medical Center, $3.8 million for women’s services at Teche Regional Medical Center, $6.6 million in construction costs for the new hospital in Ft. Mohave, Arizona and $9.3 million for a company-wide information system upgrade. Net cash used in investing activities was partially offset by approximately $14.7 million in cash proceeds from the sale of Glades General Hospital and Brim Healthcare, Inc. in the second quarter of 2004.

     Net cash provided by financing activities totaled $66.4 million for 2004 primarily due to borrowings of $110.4 million under our senior bank credit facility for the acquisition of Memorial Medical Center, as primarily offset by $55.4 million in repayments of borrowings under our senior bank credit facility and $0.8 million in payments under capital lease obligations. Net cash used in financing activities of $16.3 million in 2003 resulted from $194.2 million in net proceeds from the issuance of our 7 1/2% Senior Subordinated Notes due 2013, which were used to more than offset the cash used to repay $114.3 million outstanding on the senior bank credit facility and to repurchase $74.0 million principal amount of our 4 1/2% Convertible Subordinated Notes due 2005.

     We maintain a senior bank credit facility with Wachovia Bank, National Association, as agent and issuing bank for a syndicate of lenders with aggregate commitments up to $250.0 million. At December 31, 2004, we had $186.7 million, net of outstanding revolver borrowings of $55.0 million and letters of credit of $8.3 million, available for borrowing under the senior bank credit facility. Loans under the senior bank credit facility bear interest, at our option, at the adjusted base rate or at the adjusted LIBOR rate. We pay a commitment fee, which varies from three-eighths to one-half of one percent of the unused portion, depending on our compliance with certain financial ratios. We may prepay any principal amount outstanding under the senior bank credit facility at any time before the maturity date of November 13, 2006.

     In May 2003, we completed a public offering of $200.0 million aggregate principal amount of 7 1/2% Senior Subordinated Notes due June 1, 2013. Net proceeds of the offering totaling $194.2 million were used to repay $114.3 million in existing borrowings under the senior bank credit facility and to repurchase $74.0 million of our 4 1/2% Convertible Subordinated Notes due 2005. The 7 1/2% Notes bear interest from May 27, 2003 at the rate of 7 1/2% per year, payable semi-annually on June 1 and December 1, beginning on December 1, 2003. We may redeem all or a portion of the 7 1/2% Notes on or after June 1, 2008, at the then current redemption prices, plus accrued and unpaid interest. In addition, at any time prior to June 1, 2006, we may redeem up to 35% of the aggregate principal amount of the 7 1/2% Notes within 60 days of one or more common stock offerings with the net proceeds of such offerings at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest. Note holders may require us to repurchase all of the holder’s notes at 101% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The 7 1/2% Notes are unsecured and subordinated to our existing and future senior indebtedness. The 7 1/2% Notes rank equal in right of payment to our 4 1/2% Convertible Subordinated Notes due 2005 and our 4 1/4% Convertible Subordinated Notes due 2008. The 7 1/2% Notes effectively rank junior to our subsidiary liabilities. The indenture contains limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, and pay dividends.

     In October 2001, we sold $172.5 million of 4 1/4% Convertible Subordinated Notes due October 10, 2008. Net proceeds of approximately $166.4 million were used to reduce the outstanding balance on our senior bank credit facility and for acquisitions. The 4 1/4% Notes bear interest at the rate of 4 1/4% per year, payable semi-annually on each April 10 and October 10. The 4 1/4% Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $27.70 per share. The conversion price is subject to adjustment. We may redeem all or a portion of the 4 1/4% Notes on or after October 10, 2004, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require us to repurchase all of the holder’s notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The 4 1/4% Notes are unsecured and subordinated to our existing and future senior indebtedness. The 4 1/4% Notes rank equal in right of payment to our 4 1/2% Convertible Subordinated Notes due 2005 and our 7 1/2% Senior Subordinated Notes due 2013. The 4 1/4% Notes effectively rank junior to our subsidiary liabilities. The indenture does not contain any financial covenants. A total of 6,226,767 shares of our common stock have been reserved for issuance upon conversion of the 4 1/4% Notes.

     In November and December 2000, we sold $150.0 million aggregate principal amount of 4 1/2% Convertible Subordinated Notes due November 20, 2005. The 4 1/2% Notes bear interest at the rate of 4 1/2% per year, payable semi-annually on each May 20 and November 20. The 4 1/2% Notes are convertible at the option of the holder at any time on or prior to maturity into shares of our common stock at a conversion price of $26.45 per share. The conversion price is subject to adjustment. We may redeem all or a portion of the 4 1/2% Notes on or after November 20, 2003, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require us to repurchase all of the holder’s notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The 4 1/2% Notes are unsecured obligations and rank junior in right of payment to all of our existing and future senior indebtedness. The 4 1/2% Notes rank equal in right of payment to our 4 1/4% Convertible

Subordinated Notes due 2008 and our 7 1/2% Senior Subordinated Notes due 2013. The 4 1/2% Notes effectively rank junior to our subsidiary liabilities. The indenture does not contain any financial covenants. At December 31, 2004, approximately $76.0 million principal amount of the 4 1/2% Notes remained outstanding, and a total of 2,872,760 shares of common stock have been reserved for issuance upon conversion of the remaining 4 1/2% Notes.

     Our Board of Directors has authorized the repurchase from time to time and subject to market conditions of our outstanding 4 1/2% Notes and 4 1/4% Notes in the open market or in privately negotiated transactions. During 2003, we repurchased $74.0 million principal amount of the 4 1/2% Notes. We recorded a $0.5 million pretax loss associated with the early extinguishment of debt related to the repurchase of the 4 1/2% Notes. We did not repurchase any of the 4 1/2% Notes during 2004 and have not repurchased any of the 4 1/4% Notes.

     On March 18, 2005, in connection with the pending acquisition by LifePoint, we commenced a cash tender offer and consent solicitation for any and all of our 7 1/2% Notes. In addition, Lakers Holding Corp., a subsidiary of LifePoint, commenced a cash tender offer on that date for any and all of our 4 1/4% Notes. The tender offer consideration for each $1,000 principal amount of 7 1/2% Notes validly tendered and accepted for purchase will be based on a fixed spread of 50 basis points over the yield on the price, as of April 12, 2005, of the 2.625% U.S. Treasury Note due May 15, 2008, plus accrued interest minus a consent payment equal to $20 per $1,000 principal amount tendered and accepted for purchase. The tender offer consideration for each $1,000 principal amount of 4 1/4% Notes validly tendered and accepted for purchase will be $1,060, plus accrued interest. The tender offer on the 7 1/2% Notes is scheduled to expire on April 15, 2005 and the tender offer on the 4 1/4% Notes is scheduled to expire on April 14, 2005, unless extended or terminated earlier.

     Our shelf registration statement, providing for the offer, from time to time, of common stock and/or debt securities up to an aggregate of $300.0 million remains effective with the Securities and Exchange Commission. Following the issuance of $200.0 million aggregate principal amount of our 7 1/2% Senior Subordinated Notes due 2013, the shelf registration statement remains available for the issuance of up to $100.0 million of additional securities, subject to market conditions and our capital needs.

     Capital expenditures for our owned and leased hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. We expect to make total capital expenditures in 2005 of approximately $51.0 million, exclusive of new hospital construction projects. Planned capital expenditures for 2005 consist principally of capital improvements to owned and leased hospitals. In addition, we expect our new hospital construction projects in Ft. Mohave, Arizona and Eunice, Louisiana will total $40.9 million in 2005. We anticipate opening the Arizona hospital in the third quarter of 2005 and the Louisiana hospital in the second quarter of 2006. We expect to fund these expenditures through cash provided by operating activities and borrowings under our senior bank credit facility.

     Our management anticipates that cash flows from operations, amounts available under our senior bank credit facility, and our anticipated access to capital markets are sufficient to meet expected liquidity needs, planned capital expenditures and other expected operating needs for the next twelve months.

     The following tables reflect a summary of our obligations and commitments outstanding as of December 31, 2004.

	Payments Due By Period
	Less than 1
	Year	1-2 Years	3-4 Years	Thereafter	Total
	(In Thousands)
Contractual Cash Obligations:
Long-term debt	$75,970	$55,000	$172,500	$198,337	$501,807
Capital lease obligations, with interest	479	940	892	2,311	4,622
Operating leases	7,609	12,127	7,693	15,538	42,967

Subtotal	$84,058	$68,067	$181,085	$216,186	$549,396

	Amount of Commitment Expiration Per Period
	Less than 1
	Year	1-2 Years	3-4 Years	Thereafter	Total
	(In Thousands)
Other Commitments:
Letters of credit	$—	$8,277	$—	$—	$8,277
Construction and improvement commitments	69,643	12,394	—	—	82,037
Physician commitments(1)	15,982	5,607	1,306	—	22,895

Subtotal	$85,625	$26,278	$1,306	$—	$113,209

Total obligations and commitments	$169,683	$94,345	$182,391	$216,186	$662,605

(1)	Represents the aggregate of our contractual obligations for advances to physicians as reflected in physician recruiting agreements. Amounts shown are calculated based on the full extent of the obligation set forth in the agreements, although the actual amount of such advances often depends on the financial performance of the physician’s practice during the first year after relocating to the community and whether the physician remains in the community. In most cases, the amounts advanced under the agreements are significantly less than the contractual commitment.

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

Allowance for Doubtful Accounts

     Substantially all of our accounts receivable are related to providing healthcare services to our hospitals’ patients. Our ability to collect outstanding receivables from third-party payors and others is critical to our operating performance and cash flows. The primary collection risk lies with uninsured patient accounts or patient accounts for which a balance remains after primary insurance has paid. Insurance coverage is verified prior to treatment for all procedures scheduled in advance and walk-in patients. Insurance coverage is not verified in advance of procedures for emergency room patients. Deductibles and co-payments are generally determined prior to the patient’s discharge with emphasis on collection efforts before discharge. Once these amounts are determined, any remaining patient balance is identified and collection activity is initiated before the patient is discharged. Our standard collection procedures are then followed until such time that management determines the account is uncollectible, at which point the account is written off. For hospitals that we have owned in excess of one year, our policy with respect to estimating our allowance for doubtful accounts is to reserve 50% of all self-pay accounts receivable aged between 121 and 150 days and 100% of all self-pay accounts that have aged greater than 150 days. For hospitals that the Company has owned less than one year, the Company estimates the allowance for doubtful accounts by applying a hospital-specific reserve percentage for each self-pay and non self-pay aging category, beginning with the 0-30 day aging category, with all self-pay and non-self pay accounts fully reserved at 150 days. Accordingly, substantially all of our bad debt expense is related to uninsured patient accounts and patient accounts for which a balance remains after primary insurance has paid. We continually monitor our accounts receivable balances and utilize cash collections data and other analytical tools to support the basis for our estimates of the provision for doubtful accounts. In addition, we perform hindsight procedures on historical collection and write-off experience to determine the reasonableness of our policy for estimating the allowance for doubtful accounts. Significant changes in payor mix or business office operations, or deterioration in aging accounts receivable could result in a significant increase in this allowance.

     In general, the standard collection cycle at our hospitals is as follows:

•	Upfront cash collection of deductibles, co-payments, and self-pay accounts.

•	From the time the account is billed until the period 120 days after the billing, internal business office collections and early out program collections are performed.

•	From the time the account is 121 days after billing until the period one year after billing, uncollected accounts are turned over to one of two primary collection agencies utilized by our company.

•	One year following the date of billing, any uncollected accounts are written off and the accounts are turned over to our secondary collection agency.

     The following table summarizes our days revenue outstanding on a same-store basis as of the dates indicated:

December 31, 2004	December 31, 2003	December 31, 2002

54	54	62

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

     The approximate percentage of total gross accounts receivable summarized by aging categories is as follows:

	December 31, 2004	December 31, 2003	December 31, 2002
0 to 60 days	59.8%	57.7%	52.9%
61 to 150 days	18.7	17.2	17.3
Over 150 days	21.5	25.1	29.8

Total	100.0%	100.0%	100.0%

     The approximate percentage of total gross accounts receivable summarized by payor is as follows:

	December 31, 2004	December 31, 2003	December 31, 2002
Medicare	24.5%	25.5%	23.3%
Medicaid	11.1	11.6	12.5
Managed Care and Other	30.1	25.4	26.2
Self-Pay	34.3	37.5	38.0

Total	100.0%	100.0%	100.0%

     We owned or leased three hospitals in Texas, which accounted for 16.1% and 16.6% of net accounts receivable in 2004 and 2003, respectively. We owned or leased four hospitals in Louisiana, which accounted for 9.5% and 13.2% of net accounts receivable in 2004 and 2003, respectively. We owned or leased two hospitals in New Mexico, one of which was acquired in 2004, which accounted for 16.2% and 3.6% of net accounts receivable in 2004 and 2003, respectively.

     Same-store upfront cash collections for the year ended December 31, 2004 were approximately $13.5 million compared to $11.5 million and $8.1 million for the years ended December 31, 2003 and 2002, respectively.

Allowance for Contractual Discounts

     We derive a significant portion of our revenues from Medicare, Medicaid and other payors that receive discounts from our standard charges. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are often complex and subject to interpretation and adjustment. In addition, the services authorized and provided and resulting reimbursement, are often subject to interpretation. These interpretations sometimes result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process. Our hospitals’ computerized billing systems do not automatically calculate and record contractual allowances. Rather, we utilize an internally developed contractual model to estimate the allowance for contractual discounts on a payor — specific basis, given our interpretation of the applicable regulations or contract terms. Our contractual model for Medicare and Medicaid inpatient services utilizes the application of actual diagnosis related group (“DRG”) data to individual patient accounts to calculate contractual allowances. For all inpatient and outpatient non-Medicare and non-Medicaid services, our contractual model utilizes six month historical paid claims data by payor for such services to calculate the contractual allowances. Differences between the contractual allowances estimated by our contractual model and actual paid claims are adjusted when the individual claims are paid. Our contractual model is updated each quarter. In addition to the contractual allowances estimated and recorded by our contractual model, we also record an allowance equal to 100% of all Medicare, Medicaid, and other insurance payors accounts receivable that are aged greater than 365 days.

General and Professional Liability Reserves

     We purchased a professional liability claims-made reporting policy effective January 1, 2004. This coverage is subject to a $5.0 million self-insured retention per occurrence for general and professional liability and provides coverage up to $50.0 million for claims incurred during the annual policy term. This retention amount increases our exposure for claims occurring prior to December 31, 2002, and reported on or after January 1, 2004, due to the increased retention amount as compared to prior years. In 2002, our company had a claims-made reporting policy subject to a $750,000 deductible and a $2.0 million self-insured retention per occurrence, providing coverage up to $51.0 million for claims incurred during the annual policy term in 2002. In 2001, we maintained insurance for individual malpractice claims exceeding $50,000 per medical incident, subject to an annual maximum of $500,000 for claims occurring and reported in 2001. We purchased a tail policy that provides an unlimited claim reporting period for our professional liability for claims incurred in 2000 and prior years. We estimate our self-insured retention portion of the malpractice risks using an outside actuary which uses historical claims data, demographic factors, severity factors and other actuarial assumptions. The estimated accrual for malpractice claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the relatively short period of time in which we have owned some of our healthcare facilities, as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership. While management monitors current claims closely and considers outcomes when estimating our insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates. We maintain a reserve to cover both reported claims and claims that have been incurred but not yet reported within our self-insured retention.

Workers’ Compensation Reserves

     Workers’ compensation claims are insured with a deductible with stop loss limits of $100,000 per accident and a $1.9 million and $2.2 million minimum cap on total losses for the 1999 and 2000 years, respectively, and $250,000 per accident and a $6.6 million and $3.0 million minimum cap on total losses for the 2002 and 2001 years, respectively. We increased our deductible loss amount to $500,000 per accident effective January 1, 2003. The minimum cap for total 2003 losses is $12.0 million. The minimum cap for total 2004 losses is $12.1 million. In 2002 and 2003 our arrangement with the insurance provider allows us to prepay the expected amounts of annual workers’ compensation claims, which is based upon claims experience. The claims processor tracks payments for the policy year. At the end of the policy year, the claims processor compares the total amount prepaid by us to the actual amount paid by the claims processor. This comparison ultimately will result in a receivable from or a payable to the claims processor. For 2004, we elected not to prepay our expected workers’ compensation losses. We estimate our deductible portion of the workers’ compensation risk using an outside actuary which uses historical claims data, demographic factors, severity factors and other actuarial assumptions. The estimated accrual for workers’ compensation claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process also is complicated by the relatively short period of time in which we have owned some of our healthcare facilities, as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership. While management monitors current claims closely and considers outcomes when estimating our insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates. We maintain a reserve to cover both reported claims and claims that have been incurred but not yet reported within our deductible levels.

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

     Impairment of goodwill is governed by SFAS No. 142. In accordance with the adoption of SFAS No. 142, we completed our annual impairment test as of October 1, 2004. The results of our 2004 review indicated no impairment of our long-lived assets. Our annual impairment test is based upon a combination of market capitalization and a projected run-rate for income from continuing operations before provision for income taxes, depreciation and amortization, interest, minority interests, loss on sale of assets and loss on extinguishment of debt (adjusted for a multiple of earnings) for the consolidated company.

     Impairment of long-lived assets other than goodwill is governed by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted this statement effective January 1, 2002. In accordance with the standard, in connection with the sale of Glades General Hospital, which was effective April 30, 2004, the Company recorded an after tax impairment charge of $9.0 million related to the write-off of goodwill associated with the hospital, the write-off of the net book value of physician recruiting costs and the write down of other assets of the hospital to their net realizable value, less costs to sell.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our policy is not to hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. Our primary market risk involves interest rate risk. Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50% - 80% of our debt at a fixed rate, either by borrowing on a long-term basis or entering into an interest rate swap. At December 31, 2004, approximately 70% of our outstanding debt was effectively at a fixed rate. We entered into an interest rate swap agreement which effectively converted, for a ten-year period, $100.0 million of the $200.0 million fixed-rate borrowings under our 7 1/2% Senior Subordinated Notes due 2013 to floating rate borrowings. Floating rate borrowings are based on LIBOR plus 2.79% over the term of the agreement. Our interest rate swap is a fair value hedge. We are exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. We anticipate that the counterparty will fully satisfy its obligations under the contract.

     The carrying value of our 4 1/2% Notes, 4 1/4% Notes and 7 1/2% Notes was $75,970,000, $172,500,000 and $200,000,000, respectively, at December 31, 2004. The fair value of our 4 1/2% Notes, 4 1/4% Notes, and 7 1/2% Notes was $76,540,000, $174,656,000 and $209,962,000, respectively, at December 31, 2004, based on the quoted market prices at December 31, 2004. At the December 31, 2004 borrowing level, a hypothetical 1% increase in interest rates, considering the effect of the interest rate hedge agreement and the Senior Credit Facility, would have a $1,550,000 impact on our net income and cash flows. A hypothetical 1% increase in interest rates on fixed-rate debt would result in an approximate 1.5% decrease in the fair values at December 31, 2004.

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

Management’s Report on Internal Control Over Financial Reporting

     Management’s Report on Internal Control Over Financial Reporting appears on page F-1 of this report.

Changes in Internal Control Over Financial Reporting

     We continue to evaluate our internal controls and procedures and implement additional procedures to ensure accurate and consistent reporting of financial results from period to period. There have been no significant changes in our internal controls over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The following table sets forth certain information concerning our directors and executive officers as of March 1, 2005.

Name	Age	Position
Martin S. Rash	50	Chief Executive Officer and Chairman of the Board
Joseph P. Nolan (2)(3)(4)	40	Director
Winfield C. Dunn (1)(2)(3)(4)	77	Director
Paul J. Feldstein Ph.D. (1)(3)(4)	71	Director
David R. Klock Ph.D. (1)(2)(3)	60	Director
Michael P. Haley (1)(2)(3)	54	Director
Daniel S. Slipkovich	47	President and Chief Operating Officer
Christopher T. Hannon	42	Senior Vice President and Chief Financial Officer
James Thomas Anderson	51	Senior Vice President of Acquisitions and Development
Howard T. Wall, III	46	Senior Vice President, General Counsel and Secretary
Samuel H. Moody	56	Senior Vice President of Operations
Mark T. Brenzel	50	Regional Vice President, Western Division
Thomas A. Pemberton	51	Regional Vice President, Eastern Division
Carl Wayne Gower	57	Regional Vice President, Central Division
Steven R. Brumfield	41	Vice President and Controller

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Governance Committee

(4)	Member of the Compliance Committee

     Mr. Rash has been a director of our company since February 1996. He has served as Chief Executive Officer of our company since December 1996 and Chairman of the Board since May 1998. He served as President of our company from December 1996 until May 2001. He was Chief Executive Officer and director of our predecessor, Principal Hospital Company, from February 1996 to December 1996. From February 1994 to February 1996, he was the Chief Operating Officer of Community Health Systems, Inc., a provider of general hospital care services in non-urban areas. Mr. Rash has served as a director of Odyssey Healthcare, Inc., a provider of hospice care, since July 2000.

     Mr. Nolan has been a director of our company since February 1996. He has been a Senior Principal of GTCR Golder Rauner, LLC and has been a Principal of Golder, Thoma, Cressey, Rauner, Inc. (“GTCR, Inc.”), which is a general partner of Golder, Thoma, Cressey, Rauner Fund IV, L.P. (“GTCR”), since July 1996. Mr. Nolan joined GTCR, Inc. in February 1994.

     Dr. Dunn has been a director of our company since February 2000. Dr. Dunn is a former Governor of the State of Tennessee. Dr. Dunn served as Vice Chairman of the Board of Directors of Total eMed, Inc., a provider of web-based electronic medical transcription services, from June 1998 through September 2000. From 1993 to 1998, he served as Chairman of the Board of MedShares Management Group, Incorporated, an owner and manager of home health care agencies. Dr. Dunn served as a director of Aveta Health, Inc. (formerly known as PhyCor, Inc.), from 1988 until July 2002. He earned his D.D.S. from the University of Tennessee Dental School.

     Professor Feldstein has been a director of our company since May 2001. Professor Feldstein has held the Robert Gumbiner Chair at the Graduate School of Management, University of California, Irvine, since 1987. He has written six books and over 60 articles on healthcare. His book Health Care Economics, 6th edition, 2004, is one of the most widely used texts on health economics. During several leaves from the University, Professor Feldstein has worked at the U.S. Office of Management and Budget, Social Security Administration and the World Health Organization. Prior to joining the University of California, he was professor in both the Department of Economics and the School of Public Health at the University of Michigan. Professor Feldstein earned his Ph.D. in

Economics from the University of Chicago. Professor Feldstein has served as a director of Odyssey Healthcare, Inc., a provider of hospice care, since May 2002.

     Dr. Klock has been a director of our company since February 2002. He currently is Chairman of the Board of CompBenefits Corporation, a prepaid dental and vision plan service. Dr. Klock has served on the Board of Directors of CompBenefits since 1984 and was President of that company from 1991 to 1993 and Chief Executive Officer from 1993 to 2004. Dr. Klock is co-author of four books on finance and insurance. He also has held several academic appointments, including Chairman of the Finance Department at the University of Central Florida. He earned his Ph.D. in Finance from the University of Illinois.

     Mr. Haley has been a director of our company since February 2004. He currently is Chairman of MW Manufacturers Inc., a manufacturer of windows and doors, and Senior Vice President Sales and Marketing of MW’s parent company, Ply Gem Industries, Inc. Prior to his present position, Mr. Haley served as MW’s President and CEO from 2001 to 2004. From 1994 to 2001 and from 1980 to 1988, Mr. Haley served in various capacities with American of Martinsville (“AOM”), a furniture manufacturer and a part of the La-Z-Boy company. Mr. Haley’s last position with AOM was as Divisional President of AOM Contract and La-Z-Boy Group. From 1988 to 1994, Mr. Haley served as President of Lowenstein Furniture Group. Mr. Haley is a member of the Boards of Directors of American National Bank & Trust Company (Nasdaq: AMNB), Stanley Furniture Company (Nasdaq NM: STLY) and Aero Products in Wauconda, Illinois. Mr. Haley earned his Bachelor’s Degree in Business Administration from Roanoke College.

     Mr. Slipkovich has served as President and Chief Operating Officer of our company since February 1, 2004. Prior to joining our company, Mr. Slipkovich served as a Division President of LifePoint Hospitals, Inc., a provider of hospital care services in non-urban areas, from May 1999 until September 2003. From October 1998 until May 1999, Mr. Slipkovich served as a Division President of the America Group of HCA Inc., a company that owns and operates hospitals. From July 1996 through September 1998, Mr. Slipkovich served as Vice President and Chief Financial Officer of the Florida Group of HCA Inc. Prior to October 1996, Mr. Slipkovich served in various financial positions with HCA Inc. and its predecessor.

     Mr. Hannon has served as Chief Financial Officer of our company since October 2002. Mr. Hannon joined our company in 1996 as Vice President and Assistant Treasurer and served as interim Chief Financial Officer of our company in 2001. Mr. Hannon has served as a director of Ventas, Inc., a publicly-traded healthcare real estate investment trust, since September 2004.

     Mr. Anderson has served as Senior Vice President of Acquisitions and Development of our company since January 1998. From January 1994 to January 1998, Mr. Anderson served as a Vice President and Regional Director of Community Health Systems, Inc., an operator of general acute care hospitals.

     Mr. Wall has served as Senior Vice President and General Counsel of our company since September 1997 and has served as Secretary since March 1998 and as Corporate Governance Officer since May 2004. From 1983 to September 1997, Mr. Wall was an attorney in private practice with Waller Lansden Dortch & Davis, PLLC, in Nashville, Tennessee, where he chaired the firm’s healthcare working group.

     Mr. Moody has served as Senior Vice President of Operations of our company since June 1999 and oversees financial operations of our company-owned hospitals. Prior to joining the company in 1999, he held a variety of positions with HCA Inc., a company that owns and operates hospitals, beginning as a reimbursement consultant and culminating as a Group Chief Financial Officer.

     Mr. Brenzel has served as Regional Vice President of our company’s Western Division since July 2004. Prior to joining the company, Mr. Brenzel served as Western Regional Vice President of Vanguard Health Services, an owner and operator of hospitals and other healthcare facilities, primarily in urban areas, from 1999 to 2002, and as a healthcare consultant focused on merging physician groups in the Phoenix, Arizona area from 2002 to 2004.

     Mr. Pemberton has served as Regional Vice President of our company’s Eastern Division since March 2003. Prior to joining the company, Mr. Pemberton served as President of the Medical/Surgical Group at Ardent Health Services, a provider of inpatient and outpatient mental health services, from May 2001 to March 2003. From October 1999 to October 2001, Mr. Pemberton served as Vice President and Chief Operating Officer of NetCare Health Systems, Inc., an operator of acute-care community hospitals in non-urban markets. Mr. Pemberton also served as President and Chief Executive Officer of Tallahasee Community Hospital in Tallahasee, Florida from October 1997 to September 1999.

     Mr. Gower has served as Regional Vice President of our company’s Central Division since October 2002. Prior to joining our company, Mr. Gower was a founder of Iasis Healthcare, an operator of general acute care hospitals, where he served as Chief

Executive Officer from October 1998 through May 2001. From March 1994 to October 1998, Mr. Gower was a Division President of HCA Inc.

     Mr. Brumfield has served as Vice President and Controller of our company since May 1, 2004, and served as Assistant Vice President and Assistant Controller from December 8, 2003 until that time. Prior to joining our company, Mr. Brumfield served as Director, Financial Audit of LifePoint Hospitals, Inc., a provider of hospital care services in non-urban areas from January 2002 until December 2003. From October 1996 until December 2001, Mr. Brumfield served as Vice President and Controller of NetCare Health Systems, Inc., an operator of acute-care community hospitals in non-urban markets.

CORPORATE GOVERNANCE

     Our company’s business and affairs are managed under the direction of our Board of Directors, in accordance with our Certificate of Incorporation and Bylaws, the Delaware General Corporation Law, the listing standards of the New York Stock Exchange and the rules and regulations of the Securities and Exchange Commission. From our company’s inception, our Board and management have sought to create an environment in which the company’s affairs are managed in accordance with the highest ethical standards, while remaining true to our mission of delivering quality health care to the communities we serve. As a healthcare company, many aspects of our business, including payment for the services our hospitals provide, are heavily regulated by both the federal and state governments. Our Board has established internal policies and systems of reporting designed to ensure compliance with legal and regulatory requirements and to detect and deal with issues effectively and efficiently.

     The following is a description of our Board structure and the key policies and procedures by which we manage and conduct our business.

Board of Directors

     Our Bylaws provide that the business and affairs of our company shall be managed by or under the direction of the Board of Directors. The Board has the authority to establish the size of the Board from time to time by resolution, and has currently set the size of the Board at six members. The names of our directors and their backgrounds and qualifications are listed above.

Corporate Governance Principles

          The Board of Directors has adopted a set of Corporate Governance Principles, which addresses the practices of the Board and specifies the qualifications for members of the Board of Directors, criteria for determining directors’ independence, the responsibilities of the Board and its committees and the Board’s role in evaluating the performance of our company’s Chief Executive Officer and planning for his/her succession. A copy of the Corporate Governance Principles is posted on the Company’s website at www.provincehealthcare.com.

Director Nomination Process

     Identifying and Evaluating Nominees for Directors

          The Nominating and Governance Committee of the Board of Directors utilizes a variety of methods for identifying and evaluating nominees for director. The Nominating and Governance Committee regularly assesses the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Nominating and Governance Committee considers potential candidates for director. Candidates may come to the attention of the Nominating and Governance Committee through current Board members, professional search firms, shareholders or other persons. These candidates are evaluated at regular or special meetings of the Nominating and Governance Committee, and may be considered at any point during the year. The Nominating and Governance Committee reviews all materials provided by professional search firms or other parties in connection with any nominee. In evaluating each nominee, the Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and ability on the Board. In addition, the Nominating and Governance Committee considers the membership criteria set forth under “Director Qualifications” below.

Although, to date, no Province shareholder has submitted a director nomination to the Nominating and Governance Committee, the Nominating and Governance Committee would consider properly submitted shareholder nominations as described below. Following verification of the shareholder status of persons proposing candidates, recommendations would be aggregated and considered by the

Nominating and Governance Committee at one of its regularly scheduled meetings prior to the issuance of the proxy statement for our annual meeting. If any materials are provided by a shareholder in connection with the nomination of a director candidate, such materials would be forwarded to the Nominating and Governance Committee.

     Shareholder Nominees

          The policy of the Nominating and Governance Committee as contained in the committee’s charter is to consider properly submitted shareholder nominations of candidates for election to the Board as described above. In evaluating such nominations, the Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and ability on the Board and to address the membership criteria set forth under “Director Qualifications.”

          Any shareholder nominations proposed for consideration by the Nominating and Governance Committee should include the nominee’s name and qualifications for Board membership and should be addressed to:

Corporate Secretary
Province Healthcare Company
105 Westwood Place, Suite 400
Brentwood, TN 37027

Our Bylaws also permit shareholders to propose their own nominees for election to the Board of Directors at an annual meeting of shareholders.

Director Qualifications

Our Corporate Governance Principles contain Board membership criteria that apply to Nominating and Governance Committee-recommended nominees for a position on our Board. Under these criteria, members of the Board should have the highest professional and personal ethics and values, consistent with our company’s existing values and standards. They should have broad experience at the policy-making level in business, government, education, healthcare or public interest. They should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interests of all shareholders.

Director Independence

          Five of the six members of our Board of Directors qualify as “independent” directors pursuant to the rules adopted by the Securities and Exchange Commission and the corporate governance standards for companies listed on the New York Stock Exchange. Mr. Rash, as an executive officer of the company, is not considered “independent” of management. Our Board committee structure includes Audit, Compensation, Nominating and Governance and Compliance Committees consisting entirely of independent directors.

          In determining independence, each year our Board of Directors affirmatively determines whether directors have any “material relationships” with our company. Material relationships can include current and past employment, consulting, legal, accounting, charitable, commercial, banking and familial relationships. When assessing the “materiality” of a director’s relationship with our company, our Board considers all relevant facts and circumstances, not merely from the director’s standpoint, but from that of the persons or organizations with which the director has an affiliation. In addition, under the listing standards of the New York Stock Exchange, no director can be considered “independent” who (1) is a present or former employee of our company or has an immediate family member who is a current or former executive officer of our company; (2) personally receives or has an immediate family member who receives more than $100,000 per year in direct compensation from us other than director and committee fees and pension or other forms of deferred compensation; (3) is employed, or has an immediate family member employed as an executive officer of another company where any of our current executive officers serves on that company’s compensation committee; (4) is currently employed by or affiliated with or has been employed by or affiliated with a present or former internal or external auditor of our company within the three previous years and personally worked on our company’s audit within that time; (5) has an immediate family member who is (i) currently a partner of our company’s present internal or external auditor or (ii) an employee of such firm and who participates in the firm’s audit, assurance or tax compliance practice; or (6) is an executive officer or employee, or has an immediate family member who is an executive officer of a company that makes payments to, or receives payments from us for property or services in an amount that exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

          Based on the Board’s analysis and consideration of our Corporate Governance Principles and the New York Stock Exchange director independence standards, our Board of Directors has determined that each of Messrs. Nolan, Dunn, Feldstein, Klock and Haley is independent of our company and its management.

Committees of the Board of Directors

          The Board of Directors has established the four standing committees described below.

          Audit Committee

          The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities with respect to:

•	the integrity of the financial reports and other financial information provided by our company to any governmental body or the public;

•	our overall compliance with legal and regulatory requirements;

•	the independent auditors’ qualifications and independence;

•	the performance of our company’s systems of internal controls regarding finance, accounting and legal compliance of our independent auditors; and

•	the performance of our company’s auditing, accounting and financial reporting processes generally.

          The Audit Committee operates under a written charter adopted by our Board of Directors, the full text of which is available on our website at www.provincehealthcare.com.

     In carrying out these responsibilities, the Audit Committee, among other things:

•	serves as an independent and objective party to monitor our company’s financial reporting process;

•	supervises the relationship between our company and its independent auditors, including: (i) having direct responsibility for their appointment, compensation and retention; (ii) reviewing the scope of their audit services; (iii) approving significant non-audit services; and (iv) continuing the independence of the independent auditors;

•	oversees management’s implementation and maintenance of effective systems of internal and disclosure controls; and

•	performs such other duties and responsibilities as may be delegated by the Board of Directors from time to time.

          The Audit Committee is currently comprised of Messrs. Klock, Haley, Dunn and Feldstein, each of whom the Board of Directors has determined to be “independent” as required by the listing standards of the New York Stock Exchange and the rules and regulations of the Securities and Exchange Commission. Each member of the Audit Committee is financially literate and possesses a general understanding of basic finance and accounting practices. The Board of Directors also has determined that Dr. Klock qualifies as an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934.

          Compensation Committee

          The Board of Directors has appointed a Compensation Committee to evaluate the performance of our company’s executive officers, review and approve executive officers’ compensation and bonuses and administer awards under our company’s stock plans.

The Compensation Committee is also responsible for setting the compensation of the Chief Executive Officer and annually reviews his performance. The Compensation Committee is comprised of Messrs. Dunn, Haley, Nolan and Klock. The Compensation Committee operates under a written charter adopted by our Board of Directors, the full text of which is available on our website at www.provincehealthcare.com.

          Nominating and Governance Committee

          The Board of Directors has appointed a Nominating and Governance Committee to recommend persons to act as directors, prepare for and recommend replacements for any vacancies in director positions during the year, and to review policy issues regarding the size and composition of the Board of Directors. The Nominating and Governance Committee also reviews and makes recommendations to the Board of Directors with respect to candidates for directors proposed by shareholders. In addition, the Nominating and Governance Committee is responsible for establishing and maintaining a set of Corporate Governance Principles for the company meeting New York Stock Exchange requirements. The Committee is responsible for establishing a code of ethics and conduct for the directors, management and employees of the company, reviewing such programs and codes on a periodic basis and recommending any proposed changes to the Board of Directors. The Nominating and Governance Committee operates pursuant to a written charter adopted by our Board of Directors, a copy of which is available on our website at www.provincehealthcare.com. The Nominating and Governance Committee is comprised of Messrs. Haley, Nolan, Dunn, Feldstein and Klock, each of whom the Board of Directors has determined to be “independent” as required by the listing standards of the New York Stock Exchange.

          Compliance Committee

          Our Board of Directors has appointed a Compliance Committee to oversee our corporate compliance program, which focuses primarily on healthcare, legal and regulatory compliance, including physician recruitment, reimbursement, cost reporting practices and laboratory and home health care operations. The Compliance Committee operates pursuant to a written charter adopted by our Board of Directors, a copy of which is available on our website at www.provincehealthcare.com. The Compliance Committee is comprised of Messrs. Feldstein, Dunn and Nolan.

Executive Sessions

          In order to promote open discussion among the non-management directors, we have scheduled regular executive sessions in which those directors meet without management participation. Joseph P. Nolan, as chair of the Nominating and Governance Committee, serves as the presiding director at all executive sessions of the Board.

Communications with Board of Directors

          The Board of Directors has implemented a process by which shareholders may send communications to the Board of Directors. Shareholders and other parties interested in communicating directly with the Board of Directors or with the non-management directors as a group may do so by writing to Howard T. Wall, III, Senior Vice President and General Counsel, or by calling Province’s Compliance Hotline at (800) 625-5578. Concerns relating to accounting, internal controls or auditing matters are immediately brought to the attention of our company’s internal audit department and handled in accordance with the procedures established by the Audit Committee with respect to such matters.

Code of Ethics

          Our Board of Directors has adopted a Code of Ethics meeting the requirements of Item 406 of Regulation S-K, which is applicable to our Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics is available on our company’s website at www.provincehealthcare.com. We intend to post amendments to, or waivers from, our Code of Ethics on our website.

          The Board of Directors has also adopted revisions to our Integrity Compliance Program to meet the standards established by the New York Stock Exchange. The Integrity Compliance Program is a set of written guidelines applicable to all employees and directors of our company and its subsidiaries, which addresses our company’s standards for ethical conduct and compliance with company policies and procedures and with applicable legal requirements, including healthcare laws and regulations. A copy of the Integrity Compliance Program is available on our website at www.provincehealthcare.com. We intend to post amendments to, or waivers from, the Integrity Compliance Program (to the extent applicable to our Chief Executive Officer, Chief Financial Officer or Controller) on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers and persons who own more than 10% of our common stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. The Securities and Exchange Commission rules also require these officers, directors and shareholders to furnish us with copies of all Section 16(a) reports they file. In the event that these reports are not filed timely, we are required to report the failure to file the reports during 2004.

     Based solely upon a review of the reports furnished to us and written representations that no other reports were required, we believe that all persons required to file Section 16 reports with respect to our company complied with their reporting requirements during 2004.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table summarizes the compensation paid by our company for each of the years ended December 31, 2004, 2003 and 2002 to our Chief Executive Officer and our four other most highly compensated executive officers.

Summary Compensation Table

				Long-Term
		Annual Compensation(1)		Compensation
				Securities	All Other
Name and Principal Position	Year	Salary	Annual Bonus	Underlying Options	Compensation
Martin S. Rash (2)	2004	$647,833	$643,500	218,500	$29,622
Chairman of the Board and	2003	624,000	624,000	236,000	31,047
Chief Executive Officer	2002	622,000	0	278,023	29,603

John M. Rutledge (3)	2004	$520,000	$0	0	$25,325
Former President,	2003	520,000	520,000	101,000	21,908
Chief Operating Officer	2002	518,333	0	443,062	21,712
and Director

Daniel S. Slipkovich (4)	2004	$366,667	$366,667	330,000	$225
President and
Chief Operating Officer

James T. Anderson (5)	2004	$328,831	$246,623	50,000	$17,082
Senior Vice President	2003	317,200	237,900	51,000	15,944
of Acquisitions and	2002	316,183	0	90,039	16,031
Development

Howard T. Wall, III (6)	2004	$305,651	$229,238	40,000	$15,867
Senior Vice President,	2003	294,840	221,130	41,000	14,934
General Counsel and	2002	293,895	0	99,593	14,673
Secretary

Christopher T. Hannon (7)	2004	$300,875	$225,656	50,000	$15,514
Senior Vice President and	2003	290,000	217,500	51,000	14,650
Chief Financial Officer	2002	168,253	0	124,290	8,328

(1)	The perquisites and personal benefits paid to each of the named executive officers were less than $50,000 or 10% of the total salary and bonus reported for the named executive officers, and, therefore, the amount of such other annual compensation is not reportable under Securities Exchange Commission rules.

(2)	All other compensation for 2004 included contributions by our company of: $5,760 under a 401(k) plan; $19,435 under a supplemental deferred compensation plan; $3,977 for disability insurance; and $450 for group life insurance in excess of $50,000. All other compensation for 2003 included contributions by our company of: $8,050 under a 401(k) plan; $18,720 under a supplemental deferred compensation plan; $3,827 for disability insurance; and $450 for group life insurance in excess of $50,000. All other compensation for 2002 included contributions by our company of: $6,000 under a 401(k) plan; $19,176 under a supplemental deferred compensation plan; $3,977 for disability insurance; and $450 for group life insurance in excess of $50,000.

(3)	All other compensation for 2004 included contributions by our company of: $9,275 under a 401(k) plan; $15,600 under a supplemental deferred compensation plan; and $450 for group life insurance in excess of $50,000. All other compensation for 2003 included contributions by our company of $5,858 under a 401(k) plan; $15,600 under a supplemental deferred compensation plan; and $450 for group life insurance in excess of $50,000. All other compensation for 2002 included contributions by our company of: $5,475 under a 401(k) plan; $15,787 under a supplemental deferred compensation plan; and $450 for group life insurance in excess of $50,000. Mr. Rutledge resigned as President and Chief Operating Officer of our company effective February 1, 2004. Pursuant to SEC rules, Mr. Rutledge is required to be included in the Summary Compensation Table even though he was not serving as an executive officer of our company at December 31, 2004.

(4)	All other compensation for 2004 included contributions by our company of: $225 for group life insurance in excess of $50,000. Mr. Slipkovich was appointed President and Chief Operating Officer of our company in February 2004.

(5)	All other compensation for 2004 included contributions by our company of: $6,528 under a 401(k) plan; $9,865 under a supplemental deferred compensation plan; and $690 for group life insurance in excess of $50,000. All other compensation for 2003 included contributions by our company of: $5,738 under a 401(k) plan; $9,516 under a supplemental deferred compensation plan; and $690 for group life insurance in excess of $50,000. All other compensation for 2002 included contributions by our company of: $5,978 under a 401(k) plan; $9,603 under a supplemental deferred compensation plan; and $450 for group life insurance in excess of $50,000.

(6)	All other compensation for 2004 included contributions by our company of: $6,248 under a 401(k) plan; $9,169 under a supplemental deferred compensation plan; and $450 for group life insurance in excess of $50,000. All other compensation for 2003 included contributions by our company of: $5,639 under a 401(k) plan; $8,845 under a supplemental deferred compensation plan; and $450 for group life insurance in excess of $50,000. All other compensation for 2002 included contributions by our company of: $5,557 under a 401(k) plan; $8,817 under a supplemental deferred compensation plan; and $300 for group life insurance in excess of $50,000.

(7)	All other compensation for 2004 included contributions by our company of: $6,188 under a 401(k) plan; $9,026 under a supplemental deferred compensation plan; and $300 for group life insurance in excess of $50,000. All other compensation for 2003 included contributions by our company of $5,650 under a 401(k) plan; $8,700 under a supplemental deferred compensation plan; and $300 for group life insurance in excess of $50,000. All other compensation for 2002 included contributions by our company of: $4,709 under a 401(k) plan; $3,365 under a supplemental deferred compensation plan; and $254 for group life insurance in excess of $50,000.

Stock Option Grants in Last Fiscal Year

     The following table sets forth certain information regarding grants of stock options under our 1997 Long-Term Equity Incentive Plan made to the executive officers listed in the summary compensation table during the year ended December 31, 2004. The 1997 Long-Term Equity Incentive Plan does not provide for the grant of stock appreciation rights.

	Number of	Percent of			Potential Realizable Value at
	Securities	Total Options			Assumed Annual Rates of
	Underlying	Granted to	Exercise		Stock Price Appreciation for
	Options	Employees in	Price Per		Option Term (2)
Name	Granted	Fiscal Year	Share(1)	Expiration Date	5%	10%
Martin S. Rash	218,500	13.16%	$15.75	3/10/14	$2,164,262	$5,484,665

John M. Rutledge	—	—	—	—	—	—

Daniel S. Slipkovich	250,000	15.06	17.62	2/2/14	2,770,281	7,020,436
	80,000	4.80	15.75	3/10/14	792,407	2,008,116

James T. Anderson	50,000	3.01	15.75	3/10/14	495,255	1,255,072

Howard T. Wall, III	40,000	2.41	15.75	3/10/14	396,204	1,004,058

Christopher T. Hannon	50,000	3.01	15.75	3/10/14	495,255	1,255,072

(1)	Based upon the fair market value of our common stock on the date of grant of options, as determined by our Board of Directors.

(2)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any of the executive officers set forth above or any other holder of our company’s securities that the actual stock price appreciation over the term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the above executive officers.

Option Exercises and Year-End Values

     The following table provides certain information with respect to our executive officers named in the Summary Compensation Table on page 52 concerning the exercise of options during 2004 and with respect to unexercised options at December 31, 2004.

Aggregated Option Exercises in Last Fiscal Year
And Fiscal Year-End Option Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares		Options at		In-the-Money Options at
	Acquired		December 31, 2004		December 31, 2004(1)
Name	on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Martin S. Rash	—	—	650,039	533,869	$5,474,814	$4,880,331
John M. Rutledge	217,909	$1,738,351	631,610	162,404	2,743,643	1,638,734
Daniel S. Slipkovich	—	—	0	330,000	0	1,710,500
James T. Anderson	38,168	302,749	216,605	157,870	934,159	1,283,384
Howard T. Wall, III	28,451	291,362	240,865	119,029	1,557,634	1,029,133
Christopher T. Hannon	—	—	104,907	159,531	935,970	1,678,885

(1)	Based upon the closing price of our common stock of $22.35 per share as reported on the New York Stock Exchange on December 31, 2004, less the exercise price of the options.

Director Compensation

     Directors who are also employees of our company or its subsidiaries are not entitled to receive any fees for serving on our Board of Directors. Non-employee directors of our company receive an annual retainer of $35,000. In addition, each director receives a fee of $2,000 per meeting for each special Board meeting held in addition to the four regular quarterly meetings. Directors receive the fees shown in the table below for service on committees of the Board. We also reimburse them for their out-of-pocket expenses incurred in their performance of services as directors. Non-employee directors of our company also are eligible to participate in our 1997 Long-Term Equity Incentive Plan. Non-employee directors, however, are not eligible to participate in our Employee Stock Purchase Plan.

Committee	Chair	Member
Audit	$6,250	$5,000
Compensation	$5,000	$4,000
Nominating and Governance	$3,750	$3,000
Compliance	$3,750	$3,000

Employment Agreements

     Our company entered into a Senior Management Agreement with Mr. Rash effective as of December 17, 1996, as amended on July 14, 1997 and October 15, 1997. Mr. Rash is our company’s Chief Executive Officer and currently receives an annual base salary determined by our Board of Directors, which is subject to adjustment by the Compensation Committee. Mr. Rash’s annual base salary may not be less than $250,000. He will be eligible to receive a bonus each year of up to fifty percent (50%) of his annual base salary for such year, based on the achievement of certain operational and financial objectives. His employment period continues until his resignation, disability, or death, or until our Board of Directors determines that termination of his employment is in our company’s interests. In the event that our company terminates Mr. Rash without cause or as a result of death or disability, we have agreed to pay him an amount equal to twice his annual base salary; provided that such severance payments cease upon acceptance of employment with an entity that owns and operates rural hospitals. Mr. Rash has agreed not to compete with our company until the earlier of: (i) termination of his employment for a period of two years; or (ii) the consummation of a sale of our company. In addition, Mr. Rash has agreed not to solicit our employees following the termination of his employment for a period of two years.

     Mr. Rutledge resigned his position as President and Chief Operating Officer of our company effective February 1, 2004 due to health concerns. Following his resignation, Mr. Rutledge entered into an employment agreement with our company to serve in the position of Acquisition and Construction Projects Specialist. The agreement provides for customary restrictions on the use of confidential information about, his ability to compete with, and his ability to solicit employees of, our company and its subsidiaries during the term of the agreement. In exchange for these agreements, Mr. Rutledge is to receive a salary of $518,333 per year, as well as health insurance and other employee benefits. He is not eligible for bonus compensation. The term of the agreement is 28 months.

Severance Agreements

     Our company has entered into executive severance agreements with Messrs. Rash, Slipkovich, Anderson, Wall and Hannon. The agreements provide benefits to such executive officers upon:

•	termination by our company without cause;

•	termination by the executive officer with cause; and

•	termination following a change in control.

     In the event that we terminate any of these executive officers without cause, or he terminates his employment with us for cause, he will receive an amount equal to 200% of his annual base compensation determined by reference to his base salary in effect at the time of termination. Should the executive officer’s employment be terminated within 24 months after a change in control, he will receive:

•	an amount equal to 200% of his annual base compensation determined by reference to his base salary in effect at the time of change in control;

•	an amount equal to 200% of the highest annual bonus that he would be eligible to receive during the fiscal year ending during which the change in control occurs; and

•	continued insurance coverage and fringe benefits for 24 months following the change in control.

     Certain of our executive officers will receive benefits under the terms of their severance agreements upon completion of the merger with LifePoint Hospitals, Inc., as more fully described in the Joint Proxy Statement/Prospectus filed on February 18, 2005.

Retention Plan

          To foster the continued employment of corporate employees in connection with a possible change in control of our company, the Board adopted a retention plan on July 30, 2004 for the benefit of all corporate employees who are not parties to the executive severance agreements described above and none of whom are executive officers of our company. Under the retention plan, lump-sum cash retention bonuses will become payable to participants on the earlier to occur of (i) 90 days following the effective time of the proposed transaction with LifePoint and (ii) the termination of the participant’s employment following the effective time of the proposed transaction by us or our successor without cause, by the participant for good reason, or as a result of the participant’s death or disability. The base retention payment will be equal to each participant’s annual base salary as in effect immediately prior to the effective time of the proposed transaction. Approximately 15 participants will also receive an additional severance payment equal to six months’ base salary if their employment is terminated prior to the first anniversary of the effective time of the proposed transaction for one of the reasons specified above. In addition, if any participant’s employment is terminated for one of the reasons specified above prior to the first anniversary of the effective time of the proposed transaction, that participant will receive a severance payment in an amount equal to the participant’s cost of maintaining his or her present coverage under our welfare benefit plans for a period of twelve months. If all our employees covered by the retention plan receive all of the benefits in accordance with the terms of the retention plan as described above, the total amount payable would be approximately $5.9 million.

Compensation Committee Interlocks and Insider Participation

          No executive officer of our company served as a member of the compensation committee or as a director of any other entity whose executive officer serves as a director of our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

     The following table provides information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance.

			Number of securities
			remaining available for
	Number of securities to		future issuance under
	be issued upon exercise of	Weighted-average	equity compensation plans
	outstanding options,	exercise price of outstanding	(excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,034,692	$15.01	1,162,680

Equity compensation plans not approved by security holders (2)	0	N/A	0

Total	7,034,692	$15.01	1,162,680

(1)	Represents stock options granted or issuable under our 1997 Long-Term Equity Incentive Plan.

(2)	We have no equity compensation plans not approved by our shareholders.

     Our company also sponsors an Employee Stock Purchase Plan. We do not grant or issue any shares of our common stock pursuant to such plan, but rather facilitate the purchase of shares of our common stock by employees in a cost-efficient manner.

Security Ownership Of Certain Beneficial Owners And Management

     The following table sets forth information with respect to ownership of our common stock as of March 1, 2005, by:

•	each person known by us to be the beneficial owner of more than 5% of our company’s common stock;

•	each of our directors;

•	each of our executive officers named in the summary compensation table on page 52; and

•	all of our directors and executive officers as a group.

     To our knowledge, unless otherwise indicated, each shareholder listed below has sole voting and investment power with respect to the shares beneficially owned. We are unaware of any person, other than those listed below, who beneficially owns more than 5% of the outstanding shares of our common stock. Under Securities and Exchange Commission rules, the number of shares shown as beneficially owned includes shares of common stock subject to options that currently are exercisable or will be exercisable within 60 days of March 1, 2005. Shares of common stock subject to options that are currently exercisable or will be exercisable within 60 days of March 1, 2005 are considered to be outstanding for the purpose of determining the percentage of the shares held by a holder, but not for the purpose of computing the percentage held by others. The table below assumes the completion of the proposed merger of LifePoint and our company. Upon the effective time of the proposed merger, all options issued under the 1997 Long-Term Equity Incentive Plan not previously vested will become fully vested and exercisable. The merger is expected to become effective on or about March 31, 2005.

     All computations are based on 50,285,014 shares of common stock outstanding on March 1, 2005.

Name of	Number of Shares	Percent of Common Stock
Beneficial Owner, Executive Officer or Director	Beneficially Owned	Beneficially Owned
Barclays Bank Plc (1)
45 Fremont St., 17th Floor
San Francisco, CA 94105	3,743,654	7.5%
Paulson & Co., Inc. (2)
590 Madison Avenue
New York, NY 10022	2,832,000	5.6
Martin S. Rash (3)(14)	1,823,486	3.5
John M. Rutledge (4) (14)	794,014	1.6
Daniel S. Slipkovich (5)(14)	330,000	*
Christopher T. Hannon (6)(14)	289,714	*
Joseph P. Nolan (7)(14)	119,634	*
James T. Anderson (8)(14)	381,573	*
Howard T. Wall, III (9)(14)	369,110	*
Winfield C. Dunn (10)(14)	103,868	*
Paul J. Feldstein (11)(14)	90,470	*
David R. Klock (12)(14)	42,202	*
Michael P. Haley (13)(14)	37,000	*
All executive officers and directors as a group
(15 persons)(15)	4,905,555	9.0

*	Less than 1%

(1)	The number of shares listed as beneficially owned by Barclays Bank Plc includes shares held by certain of its affiliates. Information is derived from a Schedule 13G filed by Barclays Bank Plc on February 14, 2005.

(2)	The number of shares listed as beneficially owned by Paulson & Co., Inc. includes shares held by certain of its affiliates. Information is derived from a Schedule 13G filed by Paulson & Co., Inc. on February 18, 2005.

(3)	Includes 639,578 shares owned directly by Mr. Rash and options to purchase 1,183,908 shares granted under the 1997 Long-Term Equity Incentive Plan.

(4)	Includes options to purchase 794,014 shares under the 1997 Long-Term Equity Incentive Plan.

(5)	Includes options to purchase 330,000 shares under the 1997 Long-Term Equity Incentive Plan.

(6)	Includes 25,276 shares owned directly by Mr. Hannon and options to purchase 264,438 shares under the 1997 Long-Term Equity Incentive Plan.

(7)	Includes options to purchase 119,634 shares under the 1997 Long-Term Equity Incentive Plan.

(8)	Includes 7,098 shares owned directly by Mr. Anderson and options to purchase 374,475 shares granted under the 1997 Long-Term Equity Incentive Plan.

(9)	Includes 9,216 shares owned directly by Mr. Wall and options to purchase 359,894 shares granted under the 1997 Long-Term Equity Incentive Plan.

(10)	Includes 5,000 shares owned directly by Mr. Dunn and options to purchase 98,868 shares under the 1997 Long-Term Equity Incentive Plan.

(11)	Includes 25,000 shares owned directly by Mr. Feldstein and options to purchase 65,470 shares under the 1997 Long-Term Equity Incentive Plan.

(12)	Includes options to purchase 42,202 shares granted under the 1997 Long-Term Equity Incentive Plan.

(13)	Includes 2,000 shares owned directly by Mr. Haley and options to purchase 35,000 shares granted under the 1997 Long-Term Equity Incentive Plan.

(14)	The address of each of Messrs. Rash, Rutledge, Slipkovich, Hannon, Anderson, Dunn, Wall, Nolan, Feldstein, Klock and Haley is 105 Westwood Place, Suite 400, Brentwood, TN 37027.

(15)	Includes options to purchase 4,186,708 shares granted under the 1997 Long-Term Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships And Related Transactions

Employment Agreement with John M. Rutledge

     Mr. Rutledge resigned his position as President and Chief Operating Officer of our company effective February 1, 2004 due to health concerns. Following his resignation, Mr. Rutledge entered into an employment agreement with our company to serve in the position of Acquisition and Construction Projects Specialist. The agreement provides for customary restrictions on the use of confidential information about, his ability to compete with, and his ability to solicit employees of, our company and its subsidiaries during the term of the agreement. In exchange for these agreements, Mr. Rutledge is to receive a salary of $518,333 per year, as well as health insurance and other employee benefits. He is not eligible for bonus compensation. The term of the agreement is 28 months.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents fees billed by Ernst & Young LLP for professional audit services and for other services rendered by Ernst & Young LLP for fiscal years 2004 and 2003:

	2004	2003
Audit Fees (1)	$2,701,065	$857,000
Audit-Related Fees (2)	$176,118	$30,000
Tax Fees (3)	$203,453	$635,000
All Other Fees (4)	$32,828	$86,000

Total	$3,113,464	$1,608,000

1.	Audit fees include fees associated with the annual audit, the reviews of our company’s quarterly reports on Form 10-Q, statutory audits, and assistance with and review of documents filed with the Securities and Exchange Commission.

2.	Audit-related services include fees for employee benefit plan audits.

3.	Tax fees include fees for preparation of federal and state tax returns, claims for refunds, tax payment-planning services, assistance with tax audits and appeals, and tax advice related to acquisitions, employee benefit plans, requests for rulings or technical advice from taxing authorities.

4.	All other fees include permitted advisory services.

     All audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services is compatible with maintaining Ernst & Young’s independence. The Audit Committee’s Outside Auditor Independence Policy provides for pre-approval of audit, audit-related and tax services specifically described by the Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy also requires specific approval by the Committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policy authorizes the Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) List of Financial Statements and Financial Statement Schedule

     The Consolidated Financial Statements of our company required to be included in Part II, Item 8 are indexed on Page F-1 and submitted as a separate section of this report.

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on June 16, 2000 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2000, Commission File No. 0-23639)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Province Healthcare Company, as filed with the Delaware Secretary of State on May 22, 2002 (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3/A filed June 11, 2002, Registration No. 333-86578)

3.3	Amended and Restated Bylaws of Province Healthcare Company (incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated December 12, 2002, Commission File No. 0-23639)

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3/A filed June 11, 2002, Registration No. 333-86578)

4.2	Indenture, dated as of November 20, 2000 between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4 1/2% Convertible Subordinated Notes due 2005 (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3, dated January 24, 2001, Registration No. 333-54192)

4.3	Registration Rights Agreement, dated as of November 20, 2000, among Province Healthcare Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, UBS Warburg LLC, First Union Securities, Inc. and Robertson Stephens, Inc. as Initial Purchasers (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3, dated January 24, 2001, Registration No. 333-54192)

4.4	Indenture, dated as of October 10, 2001, between Province Healthcare Company and National City Bank, including the forms of Province Healthcare Company’s 4 1/4% Convertible Subordinated Notes due 2008 (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3, filed December 20, 2001, Registration No. 333-75646)

4.5	Registration Rights Agreement, dated as of October 10, 2001, among Province Healthcare Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Securities, Inc., UBS Warburg LLC and Banc of America Securities LLC as Initial Purchasers (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-3, filed December 20, 2001, Registration No. 333-75646)

4.6	Rights Agreement, dated as of January 3, 2003, between Province Healthcare Company and Wachovia Bank, N.A. (incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated January 3, 2003, Commission File No. 0-23639)

4.7	Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2003, Commission File No. 0-23639)

Exhibit
Number	Description of Exhibit

4.8	First Supplemental Indenture to Subordinated Indenture, dated as of May 27, 2003, between Province Healthcare Company and U.S. Bank Trust National Association, as Trustee, with respect to the issuance of 7 1/2% Senior Subordinated Notes due 2013 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended June 30, 2003, Commission File No. 0-23639)

10.1	Stockholders Agreement, dated as of December 17, 1996, by and among Brim, Inc., GTCR Fund IV, L.P., Leeway & Co., First Union Corporation of Virginia, AmSouth Bancorporation, Martin S. Rash, Richard D. Gore, Principal Hospital Company and certain other stockholders (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1, filed August 27, 1997, Registration No. 333-34421)

10.2	First Amendment to Stockholders Agreement, dated as of July 14, 1997, by and among Province Healthcare Company, GTCR Fund IV, L.P., Martin S. Rash, Richard D. Gore and certain other stockholders (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed November 13, 1997, Registration No. 333-34421)

10.3	Second Amendment to Stockholders Agreement, dated as of September 30, 1997, between Province Healthcare Company, GTCR Fund IV, L.P., Martin S. Rash, Richard D. Gore and certain other stockholders (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed November 13, 1997, Registration No. 333-34421)

10.4	Registration Agreement, dated as of December 17, 1996, by and among Brim, Inc., Principal Hospital Company, GTCR Fund IV, L.P., Leeway & Co., First Union Corporation of Virginia, AmSouth Bancorporation and certain other stockholders (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1, filed August 27, 1997, Registration No. 333-34421)

10.5	Senior Management Agreement, dated as of December 17, 1996, between Brim, Inc., Martin S. Rash, GTCR Fund IV, L.P., Leeway & Co. and Principal Hospital Company (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1, filed August 27, 1997, Registration No. 333-34421)

10.6	First Amendment to Senior Management Agreement, dated as of July 14, 1997, between Province Healthcare Company, Martin S. Rash and GTCR Fund IV, L.P. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed November 13, 1997, Registration No. 333-34421)

10.7	Second Amendment to Senior Management Agreement, dated as of October 15, 1997, between Province Healthcare Company, Martin S. Rash and GTCR Fund IV, L.P. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed November 13, 1997, Registration No. 333-34421)

10.8	Executive Severance Agreement by and between Province Healthcare Company and Martin S. Rash, dated October 18, 1999 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended March 31, 2000, Commission File No. 0-23639)(B)

10.9	Executive Severance Agreement by and between Province Healthcare Company and James Thomas Anderson, dated October 18, 1999 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended March 31, 2000, Commission File No. 0-23639)(B)

10.10	Executive Severance Agreement by and between Province Healthcare Company and Daniel S. Slipkovich, dated February 1, 2004 (incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal period ended December 31, 2003, Commission File No. 001-31320) (B)

10.11	Executive Severance Agreement by and between Province Healthcare Company and Howard T. Wall, III, dated October 18, 1999 (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended March 31, 2000, Commission File No. 0-23639) (B)

Exhibit
Number	Description of Exhibit

10.12	Executive Severance Agreement by and between Province Healthcare Company and Christopher T. Hannon, dated October 23, 2002 (incorporated by reference to the exhibits filed with the Registrant’s Annual Report filed on Form 10-K for the fiscal period ended December 31, 2002, Commission File No. 001-31320) (B)

10.13	Province Healthcare Company Amended and Restated Employee Stock Purchase Plan (incorporated by reference to the exhibits filed with the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 26, 2002, Commission File No. 0-23639)(B)

10.14	Province Healthcare Company Amended and Restated 1997 Long-Term Equity Incentive Plan (incorporated by reference to the exhibits filed with the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 26, 2002, Commission File No. 0-23639) (B)

10.15	Lease Agreement, dated October 1, 1996, by and between County of Starke, State of Indiana, and Principal Knox Company (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1, filed August 27, 1997, Registration No. 333-34421)

10.16	Lease Agreement, dated December 1, 1993, by and between Palo Verde Hospital Association and Brim Hospitals, Inc. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed October 8, 1997, Registration No. 333-34421)

10.17	Lease Agreement, dated May 15, 1986, as amended, by and between Fort Morgan Community Hospital Association and Brim Hospitals, Inc. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed October 8, 1997, Registration No. 333-34421)

10.18	Lease Agreement, dated April 24, 1996, as amended, by and between Parkview Regional Hospital, Inc. and Brim Hospitals, Inc. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed October 8, 1997, Registration No. 333-34421)

10.19	Lease Agreement and Annex, dated June 30, 1997, by and between The Board of Trustees of Needles Desert Communities Hospital and Principal-Needles, Inc. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1, filed August 27, 1997, Registration No. 333-34421)

10.20	Lease and Management Agreement and Annex, dated June 9, 1998, by and between St. Landry Parish Hospital Service District No. 1 and PHC-Eunice, Inc. (incorporated by reference to the exhibits filed with the Registrant’s Annual Report filed on Form 10-K for the fiscal period ended December 31, 2001, Commission File No. 0-23639)

10.21	Lease Agreement, dated February 15, 2000, by and between The City of Ennis, Texas, PRHC-Ennis, L.P. and Province Healthcare Company (incorporated by reference to the exhibits filed with the Registrant’s Annual Report filed on Form 10-K for the fiscal period ended December 31, 2001, Commission File No. 0-23639)

10.23	Lease Agreement and Annex, dated as of December 7, 2001, by and among Hospital Service District No. 2 of the Parish of St. Mary, State of Louisiana, PHC-Morgan City, L.P. and Province Healthcare Company. (incorporated by reference to the exhibits filed with the Registrant’s Annual Report filed on Form 10-K for the fiscal period ended December 31, 2001, Commission File No. 0-23639)

10.24	Lease Agreement, dated December 17, 1996, between Brim, Inc. and Encore Senior Living, L.L.C. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed October 8, 1997, Registration No. 333-34421)

10.25	Corporate Purchasing Agreement, dated April 21, 1997, between Aligned Business Consortium Group and Principal Hospital Company (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1, filed August 27, 1997, Registration No. 333-34421)

Exhibit
Number	Description of Exhibit

10.26	First Amendment to Securities Purchase Agreement, dated as of December 31, 1997, between Principal Hospital Company and Leeway & Co. (incorporated by reference to the exhibits filed with the Registrant’s Registration Statement on Form S-1/A filed November 13, 1997, Registration No. 333-34421)

10.27	Amended and Restated Agreement of Limited Partnership, dated June 30, 1997, between PHC of Delaware, Palestine-Principal G.P., Inc., Palestine-Principal, Inc. and Mother Frances Hospital Regional Healthcare Center (incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K, for the fiscal period ended December 31, 2000, Commission File No. 0-23639)

10.28	Amended and Restated Participation Agreement, dated as of November 13, 2001, among Province Healthcare Company, as Construction Agent and Lessee, various parties as Guarantors, Wells Fargo Bank Northwest, National Association, as the Owner Trustee under the PHC Real Estate Trust 1998-1, various banks and lending institutions as Holders, various banks and lending institutions as Lenders, Bank of America, N.A. as Syndicate Agent, UBS Warburg LLC, as Co-Documentation Agent, Merrill Lynch, as Co-Documentation Agent, First Union Securities, Inc., as Sole Book-Runner and Co-Lead Arranger, Bank of America, N.A., as Co-Lead Manager and First Union National Bank, as Agent (incorporated by reference to the exhibits filed with the Registrant’s Annual Report filed on Form 10-K for the fiscal period ended December 31, 2001, Commission File No. 0-23639)

10.29	Amendment No. 1 to Certain Operative Agreements dated as of March 29, 2002, among Province Healthcare Company, as the Lessee and as the Construction Agent, the various parties thereto from time to time, as guarantors, Wells Fargo Bank Northwest, National Association (formerly known as First Security Bank, National Association), as the Owner Trustee, the various banks and other lending institutions which are parties thereto from time to time, as holders, the various banks and other lending institutions which are parties thereto from time to time, as lenders and First Union National Bank, as the agent for the lenders and respecting the Security Documents, as the agent for the Lenders and the Holders, to the extent of their interests (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q for the quarterly period ended March 31, 2002, Commission File No. 0-23639)

10.30	Third Amended and Restated Senior Credit Agreement, dated as of November 13, 2001, among Province Healthcare Company, First Union National Bank, as Agent and Issuing Bank, and various parties thereto (incorporated by reference to the exhibits filed with the Registrant’s Annual Report filed on Form 10-K for the fiscal period ended December 31, 2001, Commission File No. 0-23639)

10.31	Asset Purchase Agreement, dated April 29, 1998, between Province Healthcare Company, PHC-Lake Havasu, Inc. and Samaritan Health System (incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated May 14, 1998, Commission File No. 0-23639)

10.32	Asset Sale Agreement, dated July 23, 1999, between Tenet Healthcare Corporation and Province Healthcare Company (incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated October 18, 1999, Commission File No. 0-23639)

10.33	Amendment No. 1 to Asset Sale Agreement, dated September 29, 1999, between Tenet Healthcare Corporation and Province Healthcare Company (incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, dated October 18, 1999, Commission File No. 0-23639)

10.34	Second Amendment to Credit Agreement and Consent, dated March 28, 2003, among Province Healthcare Company, Wachovia Bank, National Association, as Agent, and various parties thereto (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended March 31, 2003 Commission File No. 0-23639)

Exhibit
Number	Description of Exhibit

10.35	Amendment No. 2 to Certain Operative Agreement, dated as of March 28, 2003, among Province Healthcare Company, as the Lessee and as the Construction Agent, the various parties thereto from time to time, as guarantors, Wells Fargo Bank Northwest National Association, as the Owner Trustee, the various banks and other lending institutions which are parties thereto from time to time, as holders, the various banks and lending institutions which are parties thereto from time to time, as lenders, and Wachovia Bank, National Association, as the agent for the Lenders and respecting the Security Documents, as the agent for the Lenders and the Holders (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report filed on Form 10-Q, for the quarterly period ended March 31, 2003 Commission File No. 0-23639)

10.36	Third Amendment to Credit Agreement and Consent, dated May 27, 2003, among Province Healthcare Company, Wachovia Bank, National Association, as Agent, and various parties thereto (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report field on Form 10-Q, for the quarterly period ended June 30, 2003, Commission File No. 0-23639)

10.37	Fourth Amendment to Credit Agreement and Consent, dated June 30, 2003, among Province Healthcare Company, Wachovia Bank, National Association, as Agent, and various parties thereto (incorporated by reference to the exhibits filed with the Registrant’s Quarterly Report field on Form 10-Q, for the quarterly period ended June 30, 2003, Commission File No. 0-23639)

10.38	Employment Agreement with John M. Rutledge, dated February 1, 2004 (incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-K for the fiscal period ended December 31, 2003, Commission File No. 001-31320) (B)

10.39	Fifth Amendment to Credit Agreement and Consent, dated April 30, 2004, among Province Healthcare Company, Wachovia Bank, National Association, as Agent, and various parties thereto (A)

10.40	Agreement and Plan of Merger, dated as of August 15, 2004, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K filed on August 17, 2004, Commission File No. 001-31320)

10.41	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 25, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (incorporated by reference to the exhibits filed with the Registrant’s Joint Proxy Statement on Schedule 14A included in Amendment No. 3 to Form S-4 filed by Lakers Holding Corp. on February 18, 2005, Commission File No. 333-119929 deemed filed by Registrant pursuant to Rule 14a-6(j)).

10.42	Amendment No. 2 to Agreement and Plan of Merger, dated as of March 15, 2005, by and among LifePoint Hospitals, Inc., Lakers Holding Corp., Lakers Acquisition Corp., Pacers Acquisition Corp. and Province Healthcare Company (incorporated by reference to the exhibits filed with the Registrant’s Current Report on Form 8-K, Commission File No. 001-31320).

21.1	Subsidiaries of the Registrant (A)

23.1	Consent of Ernst & Young LLP (A)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (A)

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (A)

32.1	Certifications pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (C)

(A)	Filed herewith

(B)	Management Compensatory Plan or Arrangement

(C)	Furnished herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Province Healthcare Company

Date: March 24, 2005	By: /s/ Steven R. Brumfield

Steven R. Brumfield Vice President and Controller

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

/s/ Martin S. Rash Martin S. Rash	Chairman of the Board and Chief Executive Officer	March 22, 2005
/s/ Winfield C. Dunn Winfield C. Dunn	Director	March 22, 2005
/s/ Paul J. Feldstein Paul J. Feldstein	Director	March 22, 2005
/s/ Michael P. Haley Michael P. Haley	Director	March 22, 2005
/s/ David R. Klock David R. Klock	Director	March 22, 2005
/s/ Joseph P. Nolan Joseph P. Nolan	Director	March 22, 2005
/s/ Christopher T. Hannon Christopher T. Hannon	Senior Vice President and Chief Financial Officer	March 22, 2005

PROVINCE HEALTHCARE COMPANY
FORM 10-K - ITEM 8 AND ITEM 15(a)(1)

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements are filed as a part of this report under Item 8-Financial Statements and Supplementary Data:

Financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of Province Healthcare Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

     On June 1, 2004, the Company acquired Memorial Medical Center in Las Cruces, New Mexico (“Memorial Medical Center”). The Company has excluded from its assessment of and conclusion on the effectiveness of internal control over financial reporting, Memorial Medical Center’s internal control over financial reporting. For the year ended December 31, 2004, Memorial Medical Center accounted for 10.5% of the Company’s revenues. As of December 31, 2004, Memorial Medical Center accounted for 8.2% of the Company’s total assets, excluding $79.5 million of goodwill that was recorded in connection with the acquisition of Memorial Medical Center.

     The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page F-2 of this Report.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Province Healthcare Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Province Healthcare Company (the “Company”) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over financial reporting of Memorial Medical Center in Las Cruces, New Mexico, a material business acquired on June 1, 2004. Memorial Medical Center is included in the December 31, 2004 consolidated financial statements of the Company and accounted for 10.5% of the Company’s revenues for the year ended December 31, 2004. As of December 31, 2004, Memorial Medical Center accounted for 8.2% of the Company’s total assets, excluding $79.5 million of goodwill that was recorded in connection with the acquisition of Memorial Medical Center. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Memorial Medical Center.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Province Healthcare Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 22, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 22, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Province Healthcare Company

We have audited the accompanying consolidated balance sheets of Province Healthcare Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Province Healthcare Company and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed, in 2002, its method of accounting for goodwill and other intangible assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2005 expressed an unqualified opinion thereon.

                                                              /s/ Ernst & Young LLP

Nashville, Tennessee
March 22, 2005

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,824	$46,117
Accounts receivable, less allowance for doubtful accounts of $78,274 in 2004 and $66,835 in 2003	137,052	110,335
Inventories	21,796	18,424
Prepaid expenses and other	14,068	14,614
Assets of discontinued operations	1,365	14,995

Total current assets	184,105	204,485

Property and equipment, net	578,587	459,843
Goodwill	388,709	309,191
Other assets	31,666	36,874

	$1,183,067	$1,010,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,235	$16,083
Accrued salaries and benefits	32,653	27,852
Accrued expenses	25,933	14,241
Current portion of long-term debt	76,241	743
Liabilities of discontinued operations	346	5,156

Total current liabilities	167,408	64,075

Long-term debt, less current portion	428,383	447,956
Other liabilities	69,090	49,579
Minority interests	2,387	1,910
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock - $0.01 par value, 100,000 shares authorized, none issued and outstanding	—	—
Common stock - $0.01 par value; 150,000,000 shares authorized, 50,030,550 shares and 48,841,157 shares issued and outstanding at December 31, 2004 and 2003, respectively	500	488
Additional paid-in-capital	319,996	306,091
Retained earnings	195,685	141,186
Accumulated other comprehensive loss	(382)	(892)

Total stockholders’ equity	515,799	446,873

	$1,183,067	$1,010,393

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Net patient revenue	$872,275	$735,841	$649,954
Other	10,631	10,367	8,308

	882,906	746,208	658,262
Expenses:
Salaries, wages and benefits	323,565	282,794	261,499
Purchased services	85,698	68,872	69,934
Supplies	114,186	95,579	84,408
Provision for doubtful accounts	95,015	72,583	53,201
Other operating expenses	96,934	88,137	69,447
Rentals and leases	11,250	9,007	8,284
Transaction costs	851	—	—
Depreciation and amortization	46,881	37,617	32,169
Interest expense	29,652	26,262	21,285
Minority interests	687	260	34
Loss (gain) on sale of assets	30	75	(77)
Loss on early extinguishment of debt	—	486	—

Total expenses	804,749	681,672	600,184

Income from continuing operations before provision for income taxes	78,157	64,536	58,078
Income taxes	28,101	22,816	23,240

Income from continuing operations	50,056	41,720	34,838
Discontinued operations, net of tax:
(Loss) earnings from operations	(2,220)	(1,149)	1,274
Net gain (loss) on divestitures	6,663	(8,952)	—

	4,443	(10,101)	1,274

Net income	$54,499	$31,619	$36,112

Earnings (loss) per common share:
Basic:
Continuing operations	$1.01	$0.85	$0.72
Discontinued operations:
(Loss) earnings from operations	(0.04)	(0.02)	0.03
Net gain (loss) on divestitures	0.13	(0.18)	—

Net income	$1.10	$0.65	$0.75

Diluted:
Continuing operations	$0.96	$0.84	$0.70
Discontinued operations:
(Loss) earnings from operations	(0.03)	(0.02)	0.03
Net gain (loss) on divestitures	0.11	(0.15)	—

Net income	$1.04	$0.67	$0.73

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2001	47,488,984	$475	$288,948	$73,455	$(873)	$362,005
Exercise of stock options and related income tax benefit	1,031,998	10	13,952	—	—	13,962
Treasury stock	1,545	—	45	—	—	45
Issuance of common stock from employee stock purchase plan	59,022	1	1,032	—	—	1,033
Other	—	—	125	—	—	125
Comprehensive income:
Net income	—	—	—	36,112	—	36,112
Change in fair value of derivatives, net of tax of $53	—	—	—	—	(80)	(80)

Comprehensive income	—	—	—	—	—	36,032

Balance at December 31, 2002	48,581,549	486	304,102	109,567	(953)	413,202
Exercise of stock options and related income tax benefit	143,882	1	828	—	—	829
Issuance of common stock from employee stock purchase plan and other	115,726	1	1,161	—	—	1,162
Comprehensive income:
Net income	—	—	—	31,619	—	31,619
Change in fair value of derivatives, net of tax of $38	—	—	—	—	61	61

Comprehensive income	—	—	—	—	—	31,680

Balance at December 31, 2003	48,841,157	488	306,091	141,186	(892)	446,873
Exercise of stock options and related income tax benefit	932,451	9	12,711	—	—	12,720
Issuance of common stock from employee stock purchase plan and other	256,942	3	1,194	—	—	1,197
Comprehensive income:
Net income	—	—	—	54,499	—	54,499
Change in fair value of derivatives, net of tax of $318	—	—	—	—	510	510

Comprehensive income	—	—	—	—	—	55,009

Balance at December 31, 2004	50,030,550	$500	$319,996	$195,685	$(382)	$515,799

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Income from continuing operations	$50,056	$41,720	$34,838
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	46,881	37,617	32,169
Deferred income taxes	29,373	14,215	8,776
Provision for professional liability	4,300	5,476	7,209
Loss on early extinguishment of debt	—	486	—
Loss (gain) of sale of assets	30	75	(77)
Changes in operating assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	(12,596)	(1,172)	6,511
Inventories	(887)	712	(1,311)
Prepaid expenses and other	(2,726)	(3,347)	4,012
Accounts payable and accrued expenses	9,184	(4,107)	(2,696)
Accrued salaries and benefits	(521)	4,505	(315)
Other	3,162	8,165	1,022

Net cash provided by operating activities	126,256	104,345	90,138
Cash flows from investing activities:
Purchase of property and equipment	(90,557)	(56,926)	(45,469)
Purchase of hospitals and healthcare entities	(152,215)	—	(171,157)
Sale of hospitals and healthcare entities	14,667	—	—

Net cash used in investing activities	(228,105)	(56,926)	(216,626)
Cash flows from financing activities:
Proceeds from long-term debt	110,372	194,199	134,321
Repayments of debt	(56,150)	(213,049)	(44,048)
Issuance of common stock	12,200	2,574	11,037

Net cash provided by (used in) financing activities	66,422	(16,276)	101,310

Net cash (used in) provided by continuing operations	(35,427)	31,143	(25,178)
Net cash (used in) provided by discontinued operations	(866)	349	841

(Decrease) increase in cash and cash equivalents	(36,293)	31,492	(24,337)
Cash and cash equivalents at beginning of period	46,117	14,625	38,962

Cash and cash equivalents at end of period	$9,824	$46,117	$14,625

Supplemental cash flow information:
Cash paid for interest	$28,706	$23,986	$19,958

Cash paid for income taxes, net	$1,840	$10,322	$14,848

Acquisitions:
Assets acquired	$170,921	$—	$181,268
Liabilities assumed	(18,706)	—	(10,111)

Cash paid, net of cash acquired	$152,215	$—	$171,157

See accompanying notes.

PROVINCE HEALTHCARE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

1. ORGANIZATION AND ACCOUNTING POLICIES

ORGANIZATION

     Province Healthcare Company (the “Company”) was founded on February 2, 1996, and is engaged in the business of owning and leasing hospitals in non-urban communities throughout the United States. As of December 31, 2004, the Company owned or leased 21 general acute care hospitals in 13 states with an aggregate of 2,533 licensed beds. Effective April 30, 2004, the Company sold Glades General Hospital in Belle Glade, Florida and, effective June 30, 2004, sold Brim Healthcare, Inc., its hospital management subsidiary. The operations of Glades General Hospital and Brim Healthcare, Inc. are reported as discontinued operations, as further discussed in Note 3. The Company’s remaining hospitals and operations are reported as continuing operations.

BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and partnerships in which the Company or one of its subsidiaries is a general partner and has a majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

     Substantially all of the Company’s accounts receivable are related to providing healthcare services to the Company’s hospitals’ patients. The Company’s ability to collect outstanding receivables from third-party payors and others is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patient accounts or patient accounts for which a balance remains after primary insurance has paid. Insurance coverage is verified prior to treatment for all procedures scheduled in advance and walk-in patients. Insurance coverage is not verified in advance of procedures for emergency room patients. Deductibles and co-payments are generally determined prior to the patient’s discharge with emphasis on collection efforts before discharge. Once these amounts are determined, any remaining patient balance is identified and collection activity is initiated before the patient is discharged. The Company’s standard collection procedures are then followed until such time that management determines the account is uncollectible, at which point the account is written off. For hospitals that the Company has owned in excess of one year, the Company’s policy with respect to estimating its allowance for doubtful accounts is to reserve 50% of all self-pay accounts receivable aged between 121 and 150 days and 100% of all self-pay accounts that have aged greater than 150 days. For hospitals that the Company has owned less than one year, the Company estimates the allowance for doubtful accounts by applying a hospital-specific reserve percentage for each self-pay and non self-pay accounts receivable 30 day aging category, beginning with the 0-30 day aging category, with all self-pay and non-self pay accounts fully reserved at 150 days. Accordingly, substantially all of the Company’s bad debt expense is related to uninsured patient accounts and patient accounts for which a balance remains after primary insurance has paid. The Company continually monitors its accounts receivable balances and utilizes cash collections data and other analytical tools to support the basis for its estimates of the provision for doubtful accounts. In addition, the Company performs hindsight procedures on historical collection and write-off experience to determine the reasonableness of its policy for estimating the allowance for doubtful accounts. Significant changes in payor mix or business office operations, or deterioration in aging accounts receivable could result in a significant increase in this allowance.

     In general, the standard collection cycle at the Company’s hospitals is as follows:

•	Upfront cash collection of deductibles, co-payments, and self-pay accounts.

•	From the time the account is billed until the period 120 days after the billing, internal business office collections and early out program collections are performed.

•	From the time the account is 121 days after billing until the period one year after billing, uncollected accounts are turned over to one of two primary collection agencies utilized by the Company.

•	One year following the date of billing, any uncollected accounts are written off and the accounts are turned over to a secondary collection agency.

     Uncollected accounts are manually written off: (a) if the balance is less than $10.00, (b) when turned over to an outside secondary collection agency at 365 days, or (c) earlier than 365 days if all collection efforts indicate an account is uncollectible. Once accounts have been written off, they are not included in our gross accounts receivable or allowance for doubtful accounts.

     The Company owned or leased three hospitals in Texas, which accounted for 16.1% and 16.6% of net accounts receivable in 2004 and 2003, respectively. The Company owned or leased four hospitals in Louisiana, which accounted for 9.5% and 13.2% of net accounts receivable in 2004 and 2003, respectively. The Company owned or leased two hospitals, one of which was acquired in 2004, in New Mexico which accounted for 16.2% and 3.6% of net accounts receivable in 2004 and 2003, respectively.

     Same-store upfront cash collections for the year ended December 31, 2004 were approximately $13.5 million compared to $11.5 million and $8.1 million for the years ended December 31, 2003 and 2002, respectively.

Allowance for Contractual Discounts

     The Company derives a significant portion of its revenues from Medicare, Medicaid and other payors that receive discounts from its standard charges. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are often complex and subject to interpretation and adjustment. In addition, the services authorized and provided and resulting reimbursement are often subject to interpretation. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating the Company’s continual review and assessment of the estimation process. The Company’s hospitals’ computerized billing systems do not automatically calculate and record contractual allowances. Rather, the Company utilizes an internally developed contractual model to estimate the allowance for contractual discounts on a payor - specific basis, given its interpretation of the applicable regulations or contract terms. The Company’s contractual model for Medicare and Medicaid inpatient services utilizes the application of actual DRG data to individual patient accounts to calculate contractual allowances. For all inpatient and outpatient non-Medicare and non-Medicaid services, the Company’s contractual model utilizes six month historical paid claims data by payor for such services to calculate the contractual allowances. Differences between the contractual allowances estimated by the Company’s contractual model and actual paid claims are adjusted when the individual claims are paid. The Company’s contractual model is updated each quarter. In addition to the contractual allowances estimated and recorded by the Company’s contractual model, the Company also records an allowance equal to 100% of all Medicare, Medicaid, and other insurance payors accounts receivable that are aged greater than 365 days.

Risk Management Reserves

     The Company purchased a professional liability claims-made reporting policy effective January 1, 2004. This coverage is subject to a $5.0 million self-insured retention per occurrence for general and professional liability and provides coverage up to $50.0 million for claims incurred during the annual policy term. This retention amount increases our exposure for claims occurring prior to December 31, 2002 and reported on or after January 1, 2004, due to the increased retention amount as compared to prior years. In 2002, the Company had a claims-made reporting policy subject to a $750,000 deductible and a $2.0 million self-insured retention per occurrence, providing coverage up to $51.0 million for claims incurred during the annual policy term in 2002. In 2001, the Company maintained insurance for individual malpractice claims exceeding $50,000 per medical incident, subject to an annual maximum of

$500,000 for claims occurring and reported in 2001. The Company purchased a tail policy that provides an unlimited claim reporting period for its professional liability for claims incurred in 2000 and prior years. The Company estimates its self-insured retention portion of the malpractice risks using an outside actuary which uses historical claims data, demographic factors, severity factors and other actuarial assumptions. The Company maintains a reserve to cover both reported claims and claims that have been incurred but not yet reported within its self-insured retention.

     Workers’ compensation claims are insured with a deductible with stop loss limits of $100,000 per accident and a $1.9 million and $2.2 million minimum cap on total losses for the 1999 and 2000 years, respectively, and $250,000 per accident and a $6.6 million and $3.0 million minimum cap on total losses for the 2002 and 2001 years, respectively. The Company increased the deductible loss amount to $500,000 per accident effective January 1, 2003. The minimum cap for total 2003 losses is $12.0 million. The minimum cap for total 2004 losses is $12.1 million. In 2002 and 2003, the Company’s arrangement with the insurance provider allowed it to prepay the expected amounts of annual workers’ compensation claims, which are based upon claims experience. The claims processor tracks payments for the policy year. At the end of the policy year, the claims processor compares the total amount prepaid by the Company to the actual amount paid by the claims processor. This comparison will ultimately result in a receivable from or a payable to the claims processor. The Company is fully insured in the commercial marketplace for workers’ compensation claims prior to January 1, 1999. The Company utilized loss run reports provided by the claims administrator to determine the appropriate range of loss reserves for the 1999 year and subsequent years. The Company’s accruals are calculated to cover the risk from both reported claims and claims that have been incurred but not yet reported.

Intangible Assets

     The Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), effective July 1, 2001 and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite lived intangible assets from acquisitions prior to July 1, 2001 are no longer amortized effective January 1, 2002, but are subject to annual impairment tests. The Company performed its annual impairment tests as of October 1, 2004, 2003 and 2002 and did not incur any impairment charge. In accordance with the new rules, goodwill resulting from acquisitions after June 30, 2001 has not been amortized. Other intangible assets will continue to be amortized over their useful lives.

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

Revenue Recognition

     The Company recognizes revenues in the period in which services are performed. Accounts receivable, as reflected on the accompanying consolidated balance sheets, include amounts due from third-party payors, patients, and others. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. A summary of the payment arrangements with major third-party payors follows:

•	Medicare—Inpatient acute hospital services rendered to Medicare program beneficiaries are paid at prospectively determined rates per diagnosis related group (“DRG”). These DRG rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Outpatient services are generally reimbursed under the outpatient prospective payment system, which pays a fixed rate for a given bundle of outpatient services. These bundles are known as Ambulatory Payment Classifications or “APC’s”. Inpatient nonacute services, related to Medicare beneficiaries are paid based on a cost reimbursement methodology subject to various cost limits. The Company is reimbursed for cost-based services at a tentative rate, with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. The Company’s classification of patients under the Medicare program and the appropriateness of their admission are subject to an independent review. The majority of the Company’s Medicare cost reports have been audited by the Medicare fiscal intermediary through December 31, 2001.

•	Medicaid—The Medicaid programs in all states, other than California, in which the Company owns or leases hospitals are prospective payment systems which generally do not have retroactive cost report settlement procedures. Inpatient services rendered to the recipients under the Medi-Cal program (California’s Medicaid program) are reimbursed either under contracted rates or reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual

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

     In 2004, 2003, and 2002, the Company owned or leased three hospitals in Texas, which accounted for 15.0%, 16.6%, and 17.6% of net patient revenue, respectively. In 2004, 2003, and 2002 the Company owned or leased four hospitals in Louisiana, which accounted for 15.0%, 17.6% and 17.6% of net patient revenue, respectively. The Company owned or leased two hospitals in New Mexico, one of which was acquired in 2004, which accounted for 15.2% of net patient revenue in 2004.

     Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including final settlements) are included in the consolidated statements of income in the period in which the revisions are made, and resulted in an increase in net patient revenue of $9,876,000, of which $2,857,000 related to facilities that had not previously qualified for disproportionate share payments in prior years, and $5,482,000 in 2004 and 2003, respectively, and a decrease in net patient revenue of $908,000 in 2002.

     The Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net patient revenues.

Discontinued Operations

     In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which the Company adopted effective January 1, 2002, the Company has presented the financial position, operating results and cash flows of Glades General Hospital and Brim Healthcare, Inc. as discontinued operations in the accompanying consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three year period ending December 31, 2004. Operating results for each of the years in the three year period ending December 31, 2004 and the major classes of assets and liabilities for the years ended December 31, 2004 and 2003 for the Company’s discontinued operations are presented in Note 3.

Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its cash in financial institutions that are federally insured and limits the amount of credit exposure with any one financial institution.

Accounts Receivable

     The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and TRICARE programs), managed care health plans, commercial insurance companies, employers and patients. During the years ended December 31, 2004, 2003, and 2002, approximately 47.8%, 48.8%, and 56.7%, respectively, of the Company’s net patient revenue from continuing operations related to patients participating in the Medicare and Medicaid programs. Management recognizes that revenues and receivables from government agencies are significant to its operations, but it does not believe that there are significant credit risks associated with these government agencies. Management does not believe that there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its accounts receivable.

Inventories

     Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. Buildings and improvements are depreciated over estimated useful lives ranging generally from 20 to 40 years. Estimated useful lives of equipment vary generally from 3 to 20 years.

     Prior to January 1, 2002, the Company recognized impairments of long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. In accordance with SFAS No. 144, when events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired, the Company considers the recoverability of assets to be held and used by comparing the carrying amount of the assets to the present value of future net cash flows expected to be generated by the assets. If assets are identified as impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows.

Other Assets

     Other assets consist primarily of costs associated with the issuance of debt which are amortized on a straight-line basis, which approximates the interest method, over the life of the related debt, and costs to recruit physicians to the Company’s markets, which are deferred and amortized over the term of the respective physician recruitment agreement, which is generally three years. Amortization of deferred loan costs is included in interest expense. Deferred loan costs totaled $11,739,000 (net of accumulated amortization of $15,569,000) and $15,305,000 (net of accumulated amortization of $11,940,000) at December 31, 2004 and 2003, respectively. Amortization of physician recruiting costs is included in other operating expenses. Net physician recruiting costs included in the accompanying consolidated balance sheets at December 31, 2004 and 2003 totaled $16,395,000 and $17,107,000, respectively.

Income Taxes

     The Company accounts for income taxes under the asset and liability method. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income to determine whether a valuation allowance should be established.

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

Stock Based Compensation

     The Company, from time to time, grants stock options for a fixed number of common shares to employees and directors at a fixed exercise price. The Company accounts for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”), and related interpretations, and accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market price of the underlying stock on the date of grant.

     The following proforma information is being presented in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which was adopted by the Company effective January 1, 2003. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per share data):

	2004	2003	2002
Net income - as reported	$54,499	$31,619	$36,112
Less pro forma effect of stock option grants	(4,749)	(4,744)	(10,922)

Pro forma net income	$49,750	$26,875	$25,190

Earnings per share - as reported
Basic	$1.10	$0.65	$0.75
Diluted	$1.04	$0.67	$0.73
Earnings per share - pro forma
Basic	$1.00	$0.55	$0.52
Diluted	$0.96	$0.55	$0.51

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock Based Compensation”, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rate of 2.80%, 2.47% and 4.11%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of .560, .634 and .594; and a weighted-average expected life of the option of 4.0, 4.0 years and 3.9 years. The estimated weighted average fair values of shares granted during 2004, 2003 and 2002, using the Black-Scholes option pricing model, were $7.30, $4.04 and $9.46, respectively.

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

     In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”), the calculation of diluted earnings per share for the year ended December 31, 2003 using the “if converted” method includes the impact of the Company’s convertible notes. Since the Company reports discontinued operations, income from continuing operations has been utilized in determining whether the convertible notes were dilutive or antidilutive to earnings per share. The convertible notes were dilutive to earnings per share on income from continuing operations and were antidilutive to net income for the year ended December 31, 2003. The convertible notes were antidilutive to earnings per share on pro forma income from continuing operations and pro forma net income for the year ended December 31, 2002.

Interest Rate Swap Agreements

     The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received is recognized over the life of the agreement as an adjustment to interest expense.

     Effective January 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”). SFAS No. 133 requires that all derivatives, whether designated in hedging relationships or not, be recognized on the balance sheet at fair value and requires the recognition of the resulting gains or losses as adjustments to earnings or other comprehensive income. In accordance with the provisions of SFAS No. 133, the Company designated its outstanding interest rate swap agreement as a fair value hedge and determined that this hedge qualifies for treatment under the short-cut method of measuring effectiveness. Under the provisions of SFAS No. 133, this hedge is determined to be perfectly effective and there is no requirement to periodically evaluate effectiveness. This derivative and the related hedged debt amount has been recognized in the consolidated financial statements at its respective fair value.

Recently Issued Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued Revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires the consolidation of variable interest entities. FIN 46R, as revised, was applicable to financial statements of companies that had interests in special purpose entities, as defined, during 2003. Effective as of the first quarter of 2004, FIN 46R was applicable to financial statements of companies that have interests in all other types of entities. Adoption of FIN 46R had no effect on the Company’s financial position, results of operations or cash flows.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans and stock options. SFAS No. 123R will require the Company to recognize compensation expense beginning July 1, 2005, in an amount equal to the fair value of share-based payments related to unvested share-based payment awards over the applicable vesting period. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Company’s consolidated financial statements.

2. PENDING ACQUISITION BY LIFEPOINT HOSPITALS, INC.

     The Company announced on August 16, 2004 that it had entered into a definitive merger agreement with LifePoint Hospitals, Inc. (“LifePoint”) in which LifePoint will acquire the Company for approximately $1.7 billion in cash, stock and the assumption of the Company’s debt. The transaction is expected to close in the first half of 2005.

     Pursuant to the definitive agreement, if the proposed transaction is consummated, the businesses of LifePoint and the Company will be combined under a newly formed company, which will be renamed LifePoint Hospitals, Inc. (“New LifePoint”). Each stockholder of the Company will receive a per share consideration comprised of $11.375 in cash and a number of shares of New LifePoint common stock equal to an exchange ratio of between .3447 and .2917 per common share of the Company, which will represent a value of $11.375 if the volume weighted average of the daily sales prices for share of LifePoint common stock for the 20 consecutive trading day period ending at the close of business on the third trading day prior to closing (the “LifePoint average share price”) is between $33.00 and $39.00. If the LifePoint average share price is $33.00 or less, the exchange ratio will be 0.3447, and if the LifePoint average share price is $39.00 or more, the exchange ratio will be 0.2917.

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

3. DISCONTINUED OPERATIONS

     On April 30, 2004 the Company sold substantially all of the assets and assigned certain liabilities of Glades General Hospital (“Glades”) in Belle Glade, Florida, to a wholly-owned subsidiary of the Health Care District of Palm Beach County for approximately $1.5 million, resulting in an immaterial gain on divestiture. Effective June 30, 2004, the Company sold the stock of Brim Healthcare, Inc. (“Brim”) to Brim Holding Company, Inc., an independent investor-owned Delaware corporation, for approximately $13.2 million, resulting in a pre-tax gain on divestiture of $11.3 million ($7.0 million gain net of tax). The operations of Glades and Brim are reported as discontinued operations and the operating results for the years ended December 31, 2004, 2003 and 2002 are presented in the following table (in thousands):

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Revenues	$17,150	$45,480	$46,085
Operating expenses	20,096	45,052	41,242
Depreciation and amortization	49	1,699	2,062
Interest expense	143	478	672
(Gain) loss on divestitures	(10,774)	11	—
Impairment charge	—	13,773	—

Total expenses	9,514	61,013	43,976

Income (loss) before provision for income taxes	7,636	(15,533)	2,109
Income taxes (benefit)	3,193	(5,432)	835

Earnings (loss) from discontinued operations	$4,443	$(10,101)	$1,274

     In connection with the decision to sell Glades, the Company wrote off goodwill associated with the hospital, wrote off the net book value of physician recruiting costs and wrote down the other assets of Glades to their estimated net realizable value, less cost to sell. These charges are included in the impairment charge recorded in 2003.

     The major classes of assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2004 and 2003 are as follows (in thousands):

	Year Ended December 31,
	2004	2003
Cash	$438	$17
Accounts receivable, net	922	6,931
Inventories	—	529
Prepaid expenses and other current assets	5	392
Property and equipment, net	—	3,157
Goodwill	—	80
Other assets	—	33
Deferred income taxes	—	3,856

Total assets of discontinued operations	1,365	14,995

Accounts payable	—	812
Accrued salaries and benefits	84	1,603
Accrued expenses	217	513
Long-term debt	—	982
Income taxes payable	—	1,246
Deferred income taxes	45	—

Total liabilities of discontinued operations	346	5,156

Net assets of discontinued operations	$1,019	$9,839

     The Company will continue to pursue collection of the remaining net accounts receivable under its standard collection policies.

4. ACQUISITIONS

2004 Acquisition

     In June 2004, the Company acquired Memorial Medical Center in Las Cruces, New Mexico, through a long-term capital lease agreement, for approximately $152.2 million, including working capital and direct and incremental costs of the acquisition. To finance this acquisition, the Company borrowed $110.0 million under its senior bank credit facility and used approximately $42.2 million of available cash. This is the Company’s second New Mexico hospital and is one of two hospitals in the community, serving a population in excess of 150,000.

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

     In June 2002, the Company acquired Los Alamos Medical Center in Los Alamos, New Mexico, for approximately $39.0 million, including working capital. To finance this acquisition, the Company borrowed $37.0 million under its revolving credit facility and used $2.0 million from available cash. This was the Company’s first New Mexico hospital and is the only hospital in the community, serving a population of approximately 50,000.

     The hospitals acquired by the Company in 2004 and 2002 are the primary providers of healthcare services in their markets and, as previously underperforming hospitals, present the Company with the opportunity, under its management, to increase profitability and garner local market share. The Company’s strategy with respect to these markets is to improve hospital operations, expand healthcare services to increase market share by reducing patient out-migration, and recruit and retain quality physicians to increase the quality of healthcare and the breadth of healthcare services.

     The foregoing acquisitions were accounted for using the purchase method of accounting. The operating results of the hospitals acquired in 2004 and 2002 have been included in the accompanying consolidated statements of income from the respective dates of acquisition.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the hospital acquisition completed in 2004 (in thousands):

Accounts receivable, net	$14,121
Inventories	2,485
Prepaid expenses and other	257

Total current assets acquired	16,863

Property and equipment	74,537
Goodwill	79,518
Other	3

Total assets acquired	170,921

Total liabilities assumed	(18,706)

Net assets acquired	$152,215

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the hospital acquisitions completed in 2002 (in thousands):

Accounts receivable, net	$12,913
Inventories	2,177
Prepaid expenses and other	119

Total current assets acquired	15,209

Property and equipment	63,457
Goodwill	101,815
Other	787

Total assets acquired	181,268

Total liabilities assumed	(10,111)

Net assets acquired	$171,157

Pro Forma Acquisition Information

     The following pro forma information reflects the operations of the hospitals acquired in 2004 and 2002, as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the acquisitions (in thousands, except per share data):

	2004	2003	2002
Net revenue	$945,542	$883,335	$701,850
Net income	$52,630	$24,674	$38,112
Earnings per share:
Basic	$1.06	$0.51	$0.79
Diluted	$1.01	$0.55	$0.77

     The pro forma results of operations do not purport to represent what the Company’s results would have been had such transactions, in fact, occurred at the beginning of the periods presented or to project the Company’s results of operations in any future period.

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

	DECEMBER 31,
	2004	2003
Land	$40,263	$23,344
Land improvements	6,602	5,292
Leasehold improvements	20,036	19,554
Buildings and improvements	408,878	335,788
Equipment	243,632	191,900

	719,411	575,878
Less accumulated depreciation and amortization	(163,344)	(121,835)

	556,067	454,043
Construction-in-progress (estimated cost to complete at December 31, 2004 - $82,037)	22,520	5,800

	$578,587	$459,843

     Depreciation expense totaled approximately $46,320,000, $37,120,000 and $32,059,000 in 2004, 2003 and 2002, respectively. Assets under capital leases were $4,614,000 and $6,206,000, net of accumulated amortization of $7,927,000 and $5,631,000 at December 31, 2004 and 2003, respectively. Interest is capitalized in connection with construction projects at the Company’s facilities. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset’s estimated useful life. In 2004 and 2003, $1,357,000 and $712,000 of interest cost, respectively, was capitalized.

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt consists of the following (in thousands):

	December 31,
	2004	2003
Credit facility	$55,000	$—
Senior subordinated notes	198,337	196,634
Convertible subordinated notes	248,470	248,470

	501,807	445,104
Obligations under capital leases (see Note 10)	2,817	3,595

	504,624	448,699
Less current portion	(76,241)	(743)

	$428,383	$447,956

CREDIT FACILITY

     The Company maintains a bank senior credit facility (“Credit Facility”) of $250,000,000. At December 31, 2004, the Company had outstanding letters of credit of $8,277,000, reducing the amount available under the Credit Facility to $186,723,000.

     On June 1, 2004, in connection with the acquisition of Memorial Medical Center in Las Cruces, New Mexico, the Company borrowed $110.0 million under its senior revolving bank credit facility to finance the acquisition. The Company subsequently repaid $55.4 million (including $0.4 million borrowed under the revolver in the third quarter of 2004) of the revolver borrowing with the proceeds from the sale of Brim Healthcare, Inc. and from cash flows from operations.

     The loans under the Credit Facility bear interest, at the Company’s option, at the adjusted base rate or at the adjusted LIBOR rate. The interest rate ranged from 3.875% to 5.125% during 2004. The Company pays a commitment fee, which varies from one-half to three-eighths of one percent of the unused portion, depending on the Company’s compliance with certain financial ratios. The Company may prepay any principal amount outstanding under the Credit Facility at any time before the maturity date of November 13, 2006.

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

     In April 2004, the Company amended its senior bank credit facility to, among other items, (i) obtain consent for a limited repurchase of a portion of the Company’s 4 1/2% Convertible Subordinated Notes due 2005 and/or the 4 1/4% Convertible Subordinated Notes due 2008, (ii) adjust the timing of the step down of leverage covenants, and (iii) approve the acquisition of Memorial Medical Center as a Permitted Acquisition.

7 1/2% SENIOR SUBORDINATED NOTES

     In May 2003, the Company completed its public offering of $200,000,000 aggregate principal amount of 7 1/2% Senior Subordinated Notes due June 1, 2013 (the “7 1/2% Senior Subordinated Notes”). Net proceeds of the offering totaling $194,212,000 were used to repay $114,300,000 in existing borrowings under the Credit Facility and to repurchase $74,030,000 of the Company’s 4 1/2% Convertible Subordinated Notes. The 7 1/2% Senior Subordinated Notes bear interest from May 27, 2003 at the rate of 7 1/2% per year, payable semi-annually on June 1 and December 1, beginning on December 1, 2003. The Company may redeem all or a portion of the 7 1/2% Senior Subordinated Notes on or after June 1, 2008, at the then current redemption prices, plus accrued and unpaid interest. In addition, at any time prior to June 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the 7 1/2% Senior Subordinated Notes within 60 days of one or more common stock offerings with the net proceeds of such offerings at a redemption price of 107.5% of the principal amount, plus accrued and unpaid interest. Note holders may require the Company to repurchase all of the holder’s notes at 101% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The 7 1/2% Senior Subordinated Notes are unsecured and subordinated to the Company’s existing and future senior indebtedness. The 7 1/2% Senior Subordinated Notes rank equal in right of payment to the Company’s 4 1/2% Convertible Subordinated Notes due 2005 and its 4 1/4% Convertible Subordinated Notes due 2008. The 7 1/2% Senior Subordinated Notes effectively rank junior to the Company’s subsidiary liabilities. The indenture contains limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, and pay dividends.

4 1/4% CONVERTIBLE SUBORDINATED NOTES

     In October 2001, the Company sold $172,500,000 of Convertible Subordinated Notes due October 10, 2008 (the “4 1/4% Notes”). Net proceeds of approximately $166,400,000 were used to reduce the outstanding balance on the revolving line of credit and for acquisitions. The 4 1/4% Notes bear interest from October 10, 2001 at the rate of 4 1/4% per year, payable semi-annually on April 10 and October 10, beginning on April 10, 2002. The 4 1/4% Notes are convertible at the option of the holder at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $27.70 per share. The conversion price is subject to adjustment. The Company may redeem all or a portion of the 4 1/4% Notes on or after October 10, 2004, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require the Company to repurchase all of the holder’s notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control. The 4 1/4% Notes are unsecured and subordinated to the Company’s existing and future senior indebtedness. The 4 1/4% Notes are ranked equal in right of payment to the Company’s 4 1/2% Notes due in 2005 and its 7 1/2% Senior Subordinated Notes due 2013. The 4 1/4% Notes effectively rank junior to the Company’s subsidiary liabilities. The indenture does not contain any financial covenants. A total of 6,226,767 shares of common stock have been reserved for issuance upon conversion of the 4 1/4% Notes.

4 1/2% CONVERTIBLE SUBORDINATED NOTES

     In November and December 2000, the Company sold $150,000,000 aggregate principal amount of 4 1/2% Convertible Subordinated Notes due November 20, 2005 (the “4 1/2% Notes”). The 4 1/2% Notes bear interest from November 20, 2000 at the rate of 4 1/2% per year, payable semi-annually on May 20 and November 20, beginning on May 20, 2001. The 4 1/2% Notes are convertible at the option of the holder at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $26.45 per share. The conversion price is subject to adjustment. The Company may redeem all or a portion of the 4 1/2% Notes on or after November 20, 2003, at the then current redemption prices, plus accrued and unpaid interest. Note holders may require the Company to repurchase all of the holder’s notes at 100% of their principal amount plus accrued and unpaid interest in some circumstances involving a change of control.

     In 2003, the Company repurchased $74,030,000 of the 4 1/2% Notes from the proceeds from the sale of the 7 1/2% Senior Subordinated Notes as discussed above. The Company recorded a $486,000 pretax loss associated with the early extinguishment of debt related to the repurchase of the 4 1/2% Notes.

     The 4 1/2% Notes are unsecured obligations and rank junior in right of payment to all of the Company’s existing and future senior indebtedness. The 4 1/2% Notes rank equal in right of payment to the Company’s 4 1/4% Convertible Subordinated Notes due 2008 and its 7 1/2% Senior Subordinated Notes due 2013. The 4 1/2% Notes effectively rank junior to the Company’s subsidiary liabilities. The indenture does not contain any financial covenants. A total of 2,872,760 shares of common stock have been reserved for issuance upon conversion of the remaining 4 1/2% Notes.

INTEREST RATE SWAP AGREEMENTS

     Interest rate swap agreements are used to manage the Company’s interest rate exposure. In 1998, the Company entered into an interest rate swap agreement, which effectively converted for a five-year period $45,000,000 of floating-rate borrowings to fixed-rate borrowings. In January 2001, the Company terminated $16,500,000 of the $45,000,000 swap agreement, leaving a notional amount of $28,500,000 converted to fixed-rate borrowings. The Company secured a 5.625% fixed interest rate on the swap agreement, which was subsequently amended to a 4.45% fixed interest rate during 2002. In May 2003, the Company terminated the remainder of the previously existing swap agreement.

     In July 2003, the Company entered into an interest rate swap agreement which effectively converted for a ten-year period $100,000,000 of the $200,000,000 fixed rate borrowings under the 7 1/2% Senior Subordinated Notes to floating-rate borrowings. The Company secured a LIBOR plus 2.79% floating interest rate over the term of the interest rate swap agreement. The Senior Subordinated Notes are recorded net of the $1,663,000 fair value adjustment of the interest rate swap. The interest rate swap agreement is a fair value hedge. The outstanding agreement exposes the Company to credit losses in the event of non-performance by the counterparty to the financial instrument. The Company anticipates that the counterparty will fully satisfy its obligations under the contract.

AGGREGATE MATURITIES

     Aggregate maturities of long-term debt at December 31, 2004, excluding capital leases (see Note 10), are as follows (in thousands):

2005	$75,970
2006	55,000
2007	—
2008	172,500
2009	—
Thereafter	198,337

$501,807

7. STOCKHOLDERS’ EQUITY

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

PREFERRED SHARE PURCHASE RIGHTS

     To establish a new shareholders’ rights plan, on December 30, 2002, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (“Right”) on each outstanding share of the Company’s common stock. The dividend distribution was payable to shareholders of record on January 10, 2003. Under certain circumstances, each Right will entitle shareholders to buy one ten-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $75.00. The Rights are redeemable at $.01 per Right at any time before a person has acquired 15% or more of the Company’s outstanding common stock. The Preferred Share Purchase Right Plan will expire on December 31, 2012.

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

     The following is a summary of option transactions during 2004, 2003 and 2002:

	Number of	Option
	Options	Price Range
Balance at December 31, 2001	5,219,878	$2.03 - $23.00
Options granted	2,492,327	10.80 - 23.50
Options exercised	(1,031,997)	2.03 - 23.50
Options forfeited	(1,009,375)	2.03 - 23.50

Balance at December 31, 2002	5,670,833	2.03 - 23.50
Options granted	1,454,150	7.71 - 13.52
Options exercised	(143,882)	2.03 - 11.50
Options forfeited	(214,212)	6.72 - 23.50

Balance at December 31, 2003	6,766,889	2.03 - 23.50
Options granted	1,660,000	14.16 - 17.62
Options exercised	(927,951)	2.03 - 21.08
Options forfeited	(464,246)	7.17 - 23.50

Balance at December 31, 2004	7,034,692	$2.03 - $23.50

The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED
		AVERAGE
		REMAINING	WEIGHTED		WEIGHTED
		CONTRACTUAL	AVERAGE		AVERAGE
	NUMBER	LIFE	EXERCISE	NUMBER	EXERCISE
RANGE OF EXERCISE PRICES	OUTSTANDING	(YEARS)	PRICE	EXERCISABLE	PRICE
$2.03 - $7.17	282,769	4.3	$6.81	282,769	$6.81
7.71 - 7.71	1,028,856	8.2	7.71	127,696	7.71
8.95 - 11.50	947,185	5.9	10.76	653,685	10.65
11.56 - 15.75	887,650	9.2	15.30	21,950	12.65
15.83 - 16.40	1,037,775	7.9	16.09	307,539	16.35
16.67 - 16.71	797,376	6.5	16.69	797,376	16.69
17.62 - 18.20	808,206	8.1	18.02	226,541	18.20
18.67 - 21.08	533,673	6.9	20.00	392,736	20.25
23.00 - 23.00	24,808	6.6	23.00	20,164	23.00
23.50 - 23.50	686,394	7.4	23.50	667,050	23.50

$2.03 - $23.50	7,034,692	7.4	15.01	3,497,506	16.21

     At December 31, 2003 and 2002, respectively, 3,356,852 and 2,636,954 options were exercisable. At December 31, 2004, the Company had options representing 1,162,680 shares available for future grant.

EMPLOYEE STOCK PURCHASE PLAN

     In May 1998 the Company’s Board adopted, and in June 1998 the stockholders approved, the Province Healthcare Company Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees may purchase shares of common stock at 85% of market price on the first day of the year or 85% of the market price on the last day of the year, whichever is lower. The shares are purchased each year with funds withheld from employees through payroll deductions from January 1 through December 31. A total of 1,125,000 shares of Common Stock have been reserved for issuance under the ESPP. Participation in the ESPP commenced June 1, 1998. Shares issued under the ESPP totaled 256,942, 126,874 and 59,022 in 2004, 2003 and 2002, respectively.

8. INCOME TAXES

     The provision for income taxes from continuing operations consists of the following amounts (in thousands):

	2004	2003	2002
Current:
Federal	$3,679	$7,840	$13,045
State	(243)	761	1,419

	3,436	8,601	14,464
Deferred:
Federal	21,870	13,312	7,939
State	2,795	903	837

	24,665	14,215	8,776

	$28,101	$22,816	$23,240

     The differences between the Company’s effective income tax rate and the statutory federal income tax rate are as follows (in thousands):

	2004		2003		2002
Statutory federal rate	$27,355	35.0%	$22,588	35.0%	$20,327	35.0%
State income taxes, net of federal income tax benefit	1,659	2.1	1,081	1.7	1,467	2.5
Permanent differences	387	0.5	271	0.4	232	0.4
Other	(1,300)	(1.6)	(1,124)	(1.7)	1,214	2.1

	$28,101	36.0%	$22,816	35.4%	$23,240	40.0%

     The components of the Company’s deferred tax assets and (liabilities) for continuing operations are as follows (in thousands):

	DECEMBER 31,
	2004	2003
Depreciation and amortization	$(53,797)	$(33,659)
Accounts receivable	(10,068)	(4,215)
Accruals and reserves	1,201	1,947
Insurance reserves	6,470	4,789
Third party settlements	2,965	2,224
Operating leases	(2,520)	(2,201)
Capital lease interest	702	683
Other	214	582

Net deferred tax liability	$(54,833)	$(29,850)

     In the accompanying consolidated balance sheets, net current deferred tax liabilities of $8,118,000 and $2,015,000 are included in accrued expenses at December 31, 2004 and 2003, respectively. Net noncurrent deferred tax liabilities of $46,715,000 and $27,835,000 are included in other liabilities at December 31, 2004 and 2003, respectively.

     The Company recorded a deferred tax liability of $318,000 related to interest rate swap agreements during 2004. The expense of the deferred taxes is recorded in comprehensive income.

     The Company has been examined by federal and various state tax authorities. The completed examinations did not have a negative impact on the financial condition or results of operations of the Company. In 2004, the Company recorded a reduction in its provision for income taxes of approximately $800,000 due to final resolution of examinations on certain issues by taxing authorities of audits that had been ongoing for over one year.

9. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2004	2003	2002
Earnings per common share:
Income from continuing operations	$50,056	$41,720	$34,838
Add convertible notes interest, net of tax	7,781	8,325	—

Income from continuing operations	57,837	50,045	34,838
Discontinued operations	4,443	(10,101)	1,274

Net income	$62,280	$39,944	$36,112

Weighted average shares:
Weighted average shares - basic	49,543	48,692	48,146
Dilution for employee stock options	1,395	613	1,307
Dilution for convertible notes	9,100	10,243	—

Weighted-average shares - diluted	60,038	59,548	49,453

Basic earnings per common share:
Income from continuing operations	$1.01	$0.85	$0.72
Discontinued operations	0.09	(0.20)	0.03

Net income	$1.10	$0.65	$0.75

Diluted earnings per common share:
Income from continuing operations	$0.96	$0.84	$0.70
Discontinued operations	0.08	(0.17)	0.03

Net income	$1.04	$0.67	$0.73

     In accordance with SFAS No. 128, the calculation of diluted earnings per share for the year ended December 31, 2004 using the “if converted” method includes the impact of the Company’s convertible notes. Since the Company reports discontinued operations, income from continuing operations has been utilized in determining whether the convertible notes were dilutive or antidilutive to earnings per share. The convertible notes were dilutive to earnings per share on income from continuing operations and net income for the year ended December 31, 2004. The convertible notes were dilutive to earnings per share on income from continuing operations and were anti-dilutive to net income for the year ended December 31, 2003. The effect of the convertible notes to purchase 5,672,160 shares of common stock, and related interest expense, were not included in the computation of diluted earnings per share in 2002 because their effect would have been anti-dilutive.

10. LEASES

     The Company leases various buildings, office space and equipment. The leases expire at various times and have various renewal options. These leases are classified as either capital leases or operating leases based on the terms of the respective agreements. Future minimum payments at December 31, 2004, by year and in the aggregate, under capital leases and noncancellable operating leases with initial terms of one year or more consist of the following (in thousands):

	CAPITAL	OPERATING
	LEASES	LEASES
2005	$479	$7,609
2006	469	6,803
2007	471	5,324
2008	478	4,634
2009	414	3,059
Thereafter	2,311	15,538

Total minimum lease payments	4,622	$42,967

Amount representing interest (at rates ranging from 3.94% to 9.74%)	(1,805)

Present value of net minimum lease payments (including $271 classified as current)	$2,817

11. COMMITMENTS AND CONTINGENCIES

LITIGATION SETTLEMENT

     In January 2005, the Company executed a confidential settlement agreement (the “Settlement Agreement”) to resolve litigation and other disputes arising in 2002. Under the terms of the Settlement Agreement, the Company paid $0.5 million in January 2005 for conditions satisfied under the terms of the Settlement Agreement. This amount has been expensed and accrued in the December 31, 2004 financial statements. The Company also funded approximately $2.5 million in an escrow account payable over a two year period upon the satisfaction of certain future events, including non-competition.

COMMITMENTS

     In 2004, the Company began construction of a new 60-bed acute care hospital in Ft. Mohave, Arizona. This new hospital is currently estimated to cost approximately $31,000,000, of which approximately $7,790,000 has been incurred at December 31, 2004. Construction of the Ft. Mohave facility is anticipated to be completed in the third quarter of 2005. In 2004, the Company also began construction of a 52-bed replacement facility for its existing 72-bed facility in Eunice, Louisiana. The replacement facility is estimated to cost approximately $25,600,000, of which approximately $1,095,000 has been incurred at December 31, 2004. Construction of the Eunice replacement facility is anticipated to be completed in the second quarter of 2006.

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

ACQUISITIONS

     The Company has acquired hospitals with prior operating histories. The hospitals that the Company acquires may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although the Company obtains contractual indemnification from sellers covering these matters, such indemnification may be insufficient to cover material claims or liabilities for past activities of acquired hospitals.

PHYSICIAN COMMITMENTS

     In order to recruit and retain physicians to the communities it serves, the Company has committed to provide certain financial assistance in the form of recruiting agreements with various physicians. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for a specified period of time, the Company may loan certain amounts of money to a physician, generally not to exceed a period of one year, to assist in establishing his or her practice. The actual amount of such commitments to be subsequently advanced to physicians often depends on the financial results of the physicians’ practice during the guarantee period. Amounts advanced under the recruiting agreements are generally forgiven pro rata over a period of three years contingent upon the physician continuing to practice in the respective community. Estimated future commitment payments for physicians under recruiting agreements in effect at December 31, 2004 are approximately $22,895,000.

12. RETIREMENT PLANS

     The Company sponsors defined contribution employee benefit plans which cover substantially all employees. Employees may contribute a percentage of eligible compensation subject to Internal Revenue Service limits. The plans call for the Company to make matching contributions, based on either a percentage of employee contributions or a discretionary amount as determined by the Company. Contributions by the Company to the plans totaled $3,281,000, $3,198,000 and $2,854,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company sponsors a nonqualified supplemental deferred compensation plan for selected management employees. As determined by the Board of Directors, the plan provides a benefit of 1% to 3% of the employee’s compensation. The participant’s amount is fully vested, except in those instances where the participant’s employment terminates for any reason other than retirement, death or disability, in which case the participant forfeits a portion of the employer’s contribution depending on length of service. Plan expenses totaled $122,000, $148,000 and $226,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Cash and Cash Equivalents-The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates fair value.

     Accounts Receivable and Accounts Payable-The carrying amount reported in the consolidated balance sheets for accounts receivable and accounts payable approximates fair value.

     Long-Term Obligations-The carrying value of the Company’s 4 1/2% Notes, 4 1/4% Notes, and 7 1/2% Senior Subordinated Notes was $75,970,000, $172,500,000 and $200,000,000, respectively, at December 31, 2004. The fair value of the Company’s 4 1/2% Notes, 4 1/4% Notes, and 7 1/2% Notes was $76,540,000, $174,656,000 and $209,962,000, respectively, at December 31, 2004, based on the quoted market prices at December 31, 2004.

     Interest Rate Swap Agreement-The fair value of the Company’s interest rate swap agreement is $1,663,000 at December 31, 2004, based on quoted market prices for similar debt issues.

14. ALLOWANCES FOR DOUBTFUL ACCOUNTS

     A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

				Accounts
	Balance at	Provision for	Allowances	Written Off	Balance at
	Beginning of	Doubtful	Acquired in	Net of	End of
	Period	Accounts	Acquisitions	Recoveries	Period
Year ended December 31, 2002	$44,476	$53,201	$10,729	$(43,694)	$64,712
Year ended December 31, 2003	$64,712	$72,583	$—	$(70,460)	$66,835
Year ended December 31, 2004	$66,835	$95,015	$19,547	$(103,123)	$78,274

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended December 31, 2004 and 2003 is summarized below (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2004
Net revenues	$200,577	$208,534	$235,315	$238,480
Income from continuing operations	$12,207	$11,830	$11,891	$14,128
Discontinued operations	(646)	6,369	(362)	(918)

Net income	$11,561	$18,199	$11,529	$13,210

Basic earnings (loss) per share:
Income from continuing operations	$0.25	$0.24	$0.24	$0.28
Discontinued operations	(0.01)	0.13	(0.01)	(0.02)

Net income	$0.24	$0.37	$0.23	$0.26

Diluted earnings (loss) per share:
Income from continuing operations	$0.24	$0.23	$0.23	$0.27
Discontinued operations	(0.01)	0.11	(0.01)	(0.02)

Net income	$0.23	$0.34	$0.22	$0.25

2003
Net revenues	$182,443	$183,935	$184,789	$195,041
Income from continuing operations	$9,892	$9,919	$10,201	$11,708
Discontinued operations	(41)	(258)	(394)	(9,408)

Net income	$9,851	$9,661	$9,807	$2,300

Basic earnings (loss) per share:
Income from continuing operations	$0.20	$0.20	$0.21	$0.24
Discontinued operations	—	—	(0.01)	(0.19)

Net income	$0.20	$0.20	$0.20	$0.05

Diluted earnings (loss) per share:
Income from continuing operations	$0.20	$0.20	$0.21	$0.23
Discontinued operations	—	—	(0.01)	(0.16)

Net income	$0.20	$0.20	$0.20	$0.07

     The amounts presented in the preceding table for the first quarter of 2004 and 2003 reflect the restatement of Brim Healthcare, Inc. as a discontinued operation. The Form 10-Q for the quarterly period ended March 31, 2004, as filed, reflected Brim Healthcare, Inc. in continuing operations. The restatement of Brim Healthcare, Inc. as a discontinued operation resulted in a decrease of $4,299,000 in net revenues, an increase in income from continuing operations of $63,000 and an increase in the loss from discontinued operations of $63,000 for the quarter ended March 31, 2004. The restatement of Brim Healthcare, Inc. as a discontinued operation resulted in a decrease of $4,021,000 in net revenues, a decrease in income from continuing operations of $147,000 and a decrease in the loss from discontinued operations of $147,000 for the quarter ended March 31, 2003. The restatement of Brim Healthcare, Inc. as a discontinued operation did not have any effect on net income for the quarters ended March 31, 2004 and 2003.

16. SUBSEQUENT EVENT

        On March 18, 2005, in connection with the pending acquisition by LifePoint, the Company commenced a cash tender offer and consent solicitation for any and all of its 7 1/2% Senior Subordinated Notes. In addition, Lakers Holding Corp., a subsidiary of LifePoint, commenced a cash tender offer on that date for any and all of the Company’s 4 1/4% Notes. The tender offer consideration for each $1,000 principal amount of 7 1/2% Senior Subordinated Notes validly tendered and accepted for purchase will be based on a fixed spread of 50 basis points over the yield on the price, as of April 12, 2005, of the 2.625% U.S. Treasury Note due May 15, 2008, plus accrued interest minus a consent payment equal to $20 per $1,000 principal amount tendered and accepted for purchase. The tender offer consideration for each $1,000 principal amount of 4 1/4% Notes validly tendered and accepted for purchase will be $1,060, plus accrued interest. The tender offer on the 7 1/2% Senior Subordinated Notes is scheduled to expire on April 15, 2005 and the tender offer on the 4 1/4% Notes is scheduled to expire on April 14, 2005, unless extended or terminated earlier.